Form 10-K
period 2020-12-31
Reliance Global Group, Inc.
filed 2021-03-24
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

RELIANCE GLOBAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

46-3390293

I.R.S. Employer Identification Number

524210

(Primary Standard Industrial Code Classification Number)

300 Blvd. of the Americas, Suite 105 Lakewood, NJ 08701

732-380-4600

(Address, including zip code, and telephone number, including area code of registrant’s principal executive offices)

Copies to:

Mr. Ezra Beyman

Chief Executive Officer

300 Blvd. of the Americas, Suite 105 Lakewood, NJ 08701

732-380-4600

(Address, including zip code, and telephone number,

including area code, of agent for service)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes: [  ] No: [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes: [  ] No: [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: [X] No: [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes: [X] No: [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company, in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

Yes: [  ] No: [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

At March 15, 2021 the registrant had 6,351,251 shares of common stock, par value $0.086 per share, outstanding.

The aggregate market value of the common stock, no par value, held by non-affiliates of the registrant, based on the closing sale price of registrant’s common stock as quoted on the OTCQB on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $67.8million. Accordingly, the registrant qualifies under the SEC’s revised rules as a “smaller reporting company.”

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future net sales, gross margin expectations, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or terminations of distribution arrangements that we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Unless the context requires otherwise, references to “Reliance Global Group, Inc.,” “we,” “our,” and “us” in this Annual Report on Form 10-K refer to Reliance Global Group, Inc.

Item 1. BUSINESS

About Reliance Global Group, Inc.

Reliance Global Group, Inc. (formerly known as Ethos Media Network, Inc.) was incorporated in Florida on August 2, 2013. In September 2018, Reliance Global Holdings, LLC, a related party, purchased a controlling interest in the Company. Ethos Media Network, Inc. was renamed Reliance Global Group, Inc. on October 18, 2018.

We operate as a company managing in assets in the insurance markets, as well as other related sectors. Our focus is to grow the Company by pursuing an aggressive acquisition strategy, initially and primarily focused upon wholesale and retail insurance agencies. The Company is controlled by the same management team as Reliance Global Holdings, LLC (“Reliance Holdings”), a New York based firm that is the owner and operator of numerous companies with core interests in real estate and insurance. Our relationship with Reliance Holdings provides us with significant benefits: (1) experience, knowhow, and industry relations in both sectors; (2) a source of acquisition targets currently under Reliance Holdings’ control; and (3) financial and logistics assistance. We are led and advised by a management team that offers over 100 years of combined business expertise in real estate, insurance, and the financial service industry.

In the insurance sector, our management has extensive experience acquiring and managing insurance portfolios in several states, as well as developing specialized programs targeting niche markets. Our primary strategy is to identify specific risk to reward arbitrage opportunities and develop these on a national platform, thereby increasing revenues and returns, and then identify and acquire undervalued wholesale and retail insurance agencies with operations in growing or underserved segments, expand and optimize their operations, and achieve asset value appreciation while generating interim cash flows.

As part of our growth and acquisition strategy, we are currently in negotiations with several non-affiliated parties and expect to complete a number of material insurance asset transactions throughout the course of 2021. As of December 31, 2019, we have acquired six insurance agencies, including both affiliated and unaffiliated companies. In addition to the acquisition of UIS Agency, LLC in August 2020, an unaffiliated niche transportation insurance agency we are in the process of continuing our investments in NSURE Inc. As of December 31, 2020, our total investment in NSURE, Inc., a digital insurance agency, amounted to $1.350 million. Reliance Holdings has committed to fund the Company for at least the next 12 months in the event that the capital raise is not successful.

Long term, we seek to conduct all transactions and acquisitions through the direct operations of the Company. However, in some instances, Reliance Holdings could act as a placeholder to facilitate the acquisition process, whereby Reliance Holdings will acquire the prospective asset and ultimately transfer it to the Company at a later date. This would be necessary for example in the case of a material acquisition that would require an audit. Reliance Holdings would acquire the asset and hold it as the audit is in process and transfer it to the Company upon successful completion of the audit. However, the Reliance Holdings will ultimately, upon successful completion of the audit, transfer the asset to the Company and the Company will pay for the consideration of the asset.

Over the next 12 months, we plan to focus on the expansion and growth of our business through two different channels: continued asset acquisitions in insurance markets; and organic growth of our current insurance operations through geographic expansion and market share growth.

Insurance Market Overview

There are three main insurance sectors: (1) property/casualty (P/C), which consists mainly of auto, home, and commercial insurance; (2) life/health (L/H), which consists mainly of life insurance and annuity products; and (3) accident and health, which is normally written by insurers whose main business is health insurance. The $3 trillion global insurance industry plays a huge role in the U.S. economy, with insurance spending in 2019 making up about 11.5% of the U.S.’s GDP (Source: OECD Insurance Statistics), as shown in the table below.

The U.S. remained the world’s largest insurance market, with a 28% market share of global direct premiums written in 2017. There were approximately 743 L/H insurers, 2,620 P/C insurers, and 1,130 health insurers licensed in the U.S. in 2017, with premiums of $638 billion, $640 billion, and $189 billion, respectively (Source: Agency Checklist’s U.S. Insurance Market Still the Largest—Federal Report Covers the State of the Industry, November 2018). Sustained economic growth, rising interest rates, and higher investment income are among the positive factors that have bolstered insurers’ results in 2018, setting the stage for enhanced top- and bottom-line growth in the years ahead for us as we benefit from growth in insurers’ business growth (Source: Deloitte’s 2019 Insurance Industry Outlook).

Insurance Agency Industry Overview

An insurance agency or broker, solicits, writes, and binds policies through many different insurance companies, as they are not directly employed by any insurance carrier. Thus, insurance agencies can decide which insurance carriers they would like to represent and which products they would like to sell. They are like a retail shop that sells insurance services and products created by the insurance carrier. The main difference between a broker and an agent has to do with who they represent. An agent represents one or more insurance companies, acting as an extension of the insurer. A broker represents the insurance buyer.

An insurance carrier, on the other hand, is a manufacturer of insurance services and products that the insurance agencies sell. They control the underwriting process, claims process, pricing, and the overall management of the insurance products. Insurance carriers do not sell their products through direct agents, but only through independent agencies. Insurance policies are created and administered by the insurance carrier.

A key operating difference between agencies and carriers is the risk profile. The potential financial risks to the insurance industry caused by unforeseen event such as natural disasters are the responsibility of the carriers (and their re-insurers). Agencies and brokers bear no insurance risk. Furthermore, an increase in damage caused by natural disasters generally boosts demand for insurance and results in possible premium increases. Since insurance brokers and agents are a central part of the distribution of these products, they normally benefit from this increase in demand and premiums despite damaged profit margins among these upstream underwriters and carriers. Natural disasters are inherently difficult to forecast but any increase in the frequency of these events holds the potential to boost insurance policy volumes, particularly for property and casualty products (Source: IBISWorld’s Insurance Brokers & Agencies Industry in the US, December 2018).

This risk difference is key, especially considering the changing climate which is contributing to more volatile weather patterns that is resulting in an increased rate of natural disasters. The economic costs of 2018’s 394 natural disaster events were estimated at $225 billion, with insurance covering $90 billion of the overall total and creating the fourth costliest year on record for insured losses, noting that 2017 and 2018 brought the costliest back-to-back years on record for both economic losses ($653 billion) due to weather-related events and for insured losses ($237 billion) (Source: Aon’s Weather, Climate & Catastrophe Insight – 2018 Insight Report, January 2019).

Since insurance brokers and agents are a central part to the distribution of these products, they normally benefit from this increase in demand and premiums, despite damaged profit margins among these upstream underwriters and carriers (Source: IBISWorld’s Insurance Brokers & Agencies Industry in the US, December 2018).

The U.S. insurance broker and agency industry has grown steadily over the five years through 2020 due to macroeconomic growth, beneficial legislation which has passed, and positive trends within the insurance sector, reaching revenues of $161 billion in 2020. Over the next few years through to 2025, the industry is expected to grow moderately as the macroeconomic landscape continues to improve (Source: IBISWorld’s Insurance Brokers & Agencies Industry in the US, November 2020). The solid growth within the insurance agency market has resulted in strong mergers and acquisition (M&A) activity within this sector. Mergers and acquisitions from insurance agents and brokers broke records in 2020. The insurance distribution industry continues to prove its resiliency as Q4 2020 deal activity reached unimaginable highs. This is especially true given that a significant portion of the year was sluggish due to the pandemic. Total transactions in the Q4 were 290, nearly double that of the same period in 2019, and total deals for 2020 were 774, nearly 20% higher than what was recorded in 2019. (Source: Optis Partners Agent & Broker 2020 Year-end Merger & Acquisition Report). The confluence of unrelenting market pressure to achieve sustainable growth, a lingering abundance of capital and capacity, improving global economies, and an upturn in interest rates may indicate that insurers should be prepared for a continued growth of M&A activity in 2021 and beyond.

Along with all other industries the insurance sector is increasing its presence in the online market. A J.D. Power study has found that “insurance customer expectations are being influenced by the user experience of all-digital brands such as Amazon and Netflix, and many insurers are falling short. Insurers have created attractive user interfaces but these lack functionality.” The market size of the Online Insurance Brokers industry is expected to increase 3.2% in 2021. The market size of the Online Insurance Brokers industry in the US has grown 6.7% per year on average between 2016 and 2021. (Source: IBIS World Online Insurance Brokers in the US - Market Size 2003–2026, April 6, 2020)

The global insurtech market size was valued at $2.72 billion in 2020. It is expected to expand at a compound annual growth rate (CAGR) of 48.8% from 2021 to 2028. The increasing need for digitization of insurance services is expected to propel the market growth. Insurtech is the usage of technology innovations particularly designed to make the existing insurance model more efficient. By using technologies such as AI and data analytics, insurtech solutions allow products to be priced more competitively. Insurance companies are widely adopting these solutions to drive cheaper, better, and faster operational results. Hence, the insurance industry is witnessing increased investment in technology. The outbreak of COVID-19 is anticipated to have a positive impact on the market. Numerous insurance companies are reconsidering their long-term strategies and short-term needs. The COVID-19 and its impacts are accelerating the implementation of online platforms and new mobile applications to meet consumer needs. (Grand View Research Insurtech Market Size, Share & Growth Report, 2021-2028)

The Company has therefore, strategically invested in NSURE, Inc., “Americas First Digital Insurance Agency”®. As a result of NSURE, Inc.’s superior proprietary technology and unique approach, we are specifically positioned to take 5% of offline insurance distribution and bring it online. Nsure.com is completely redesigning the home and auto insurance shopping and purchasing experience – making it simpler and transparent while providing significant savings of money and time for consumers. Nsure.com achieves this by simplifying application processes, real time connection via API to over 35 top rated insurance carriers, instant accurate coverage recommendations and in-house insurance buying/policy binding capabilities amongst other efficiencies.

The Company has additionally invested in its own platform 5MinuteInsure.com as the next step in expanding its national footprint. 5minuteInsure.com is a new and proprietary tool developed by Reliance Global to be utilized in conjunction with current and planned agency acquisitions, as well as affiliated agencies. The goal of the new offering is to tap into the growing number of online shoppers in order to drive traffic to the Company’s insurance agents and affiliates. 5minuteInsure.com utilizes artificial intelligence and data mining, to provide competitive insurance quotes within 5 minutes, with minimal data input. Live “hot leads” are then immediately transferred to the geographically closest agent and/or affiliates.

Agencies and Brokers Outlook

Insurance brokers and agencies play a critical role within the insurance market by distributing policies and consulting insurance underwriters and consumers. The industry is a vital component to the larger insurance sector as industry operators act as intermediaries between insurance providers and downstream consumers. Operators generate income via commissions earned on policies sold. Given the transaction-based nature of the industry, revenue primarily depends on three factors: (1) policy (premium) pricing; (2) demand for insurance; and (3) the popularity of using agents and brokers in the distribution process.

The U.S. insurance broker and agency industry has grown steadily over the five years to 2020 due to macroeconomic growth, beneficial legislation that has been passed, and positive trends in the insurance sector, achieving $161 billion in revenues in 2019. As disposable income levels rose during that period, consumers were better suited to pay for more expensive insurance policies. Furthermore, some legislation, such as the Private Patient Affordable Care Act (PPACA), mandates that consumers have health insurance, which industry operators help consumers purchase. This helped provide constant demand for insurance products and services provided by industry operators during the period. For the coming five years, through 2023, the industry is anticipated to grow moderately as the macroeconomic landscape continues to improve (Source: IBISWorld’s Insurance Brokers & Agencies Industry in the US, December 2018).

Insurance carriers should not continue to depend on the positive (though uncertain) fundamental economic strength of years past to maintain positive balance sheet momentum. In order to succeed, carriers must address foundational challenges, which include remaining relevant despite systemic economic changes combined with expanding consumer preferences. Some of the issues that insurers must address will fall within the areas of mergers and acquisitions (M&A), technology, product development, talent, regulation, as well as tax reform, as described below.

●	M&A. The convergence of market pressures to attain sustainable growth, a persistent wealth of capital and capacity, and a possible upturn in interest rates may demonstrate that insurers should be prepared for an uptick in M&A activity in 2019. As it stands now, fairly rich valuations could dampen activity, however, M&A could offer opportunities to scale and obtain new capabilities, primarily as it relates to technology.

●	Technology. Advancements in mobile and digital technology are forcing insurers to innovate, which is expected to continue and intensify, where every insurance agency will need to focus on what makes their customer experiences and products unique. They will also need to integrate with technology enablers to bring to their customers a value proposition via a connected ecosystem. Furthermore, to better compete within the industry, those within the distribution system would benefit tremendously by improving the ability to share critical data and analytics between systems. Insurers are seeking to employ the cloud to power advanced analytics, improve data gathering, and grow cognitive applications. In order to keep pace with the industry and prepare for a cloud-enabled future, insurance carriers should prioritize migrating their existing systems to the cloud and launch new applications off-site.

●	Product Development. Economic and technological changes create the need for new types of coverage, revamped policies, and alternative distribution platforms; adaptation of this, however, has been slow within the insurance industry. Siloed business lines, legacy processes, and regulatory considerations hinder the rapid and agile product development needed within this highly competitive landscape. Accordingly, insurers would benefit by focusing on creating hybrid policies that cover both commercial and personal risks. They could also supply on-demand coverage options, which provide greater control to customers for their policy terms and time frames. Furthermore, novel and unique micro-experiences could become the foundation for digital expansion as agencies are distinguished by the niche markets they sell to and can better service versus their peers. Digital content campaigns and user interfaces targeting specialized prospects and customer segments are expected to continue to expand. These micro-experiences could allow agencies to have access to a market that can quote, bind, and service insurance online, and where they are focused on commercial lines and specialty insurance for niche markets. In such a scenario, they may be able to offer new opportunities for agencies to expand quickly via digital building blocks that can be easily integrated into existing business and/or workflows.

●	Talent. Overlapping with expanding technologies and product development, insurance companies are increasing their staff, specifically in the areas of analytics and technology (where talent is increasingly scarce). Additionally, the expanded use of robotic process automation and artificial intelligence (AI), could reinvent or eliminate a broad spectrum of insurance job functions, giving way to personnel’s need to take on more complicated responsibilities. This is likely to require retraining to learn the needed skills to function within a digital-first organization. Specifically, insurers may need to modify job descriptions as well as retrain their current staff to develop a group of professionals whose work is improved by emerging technologies and where they can focus on higher-value, strategic roles. Simultaneously, insurance carries could transition operations to accommodate a more flexible and virtual workforce. Insurance carriers should further focus on scaling up efforts to retain and employ methods that are most productive for its long-term employees as a way to keep institutional knowledge and industry experience in-house (perhaps beyond anticipated retirement).

●	Regulation. Regulation will continue to play a significant role in the operations and development of the insurance industry, with three high-priority compliance issues (each with global and domestic implications) facing insurers:

○	Market conduct. “Best interest” standards are being considered at both the federal and state levels to protect consumers who purchase annuities and life insurance. Due to this, insurers should seek to review and adjust their compliance structures to accommodate what could turn into a patchwork oversight system. One possibility could be to integrate new technologies that would allow for continual oversight and management of the sales process.

○	Cyber risk. With New York State’s new cybersecurity regulations, insurers are facing compliance deadlines, which have formed the basis of a nationwide model law developed by the National Association of Insurance Commissioners. Going forward, the spotlight is likely to be on how insurers plan to manage third-party risks, given so much importance has been placed on migrating policyholder data and software systems to external hosts.

○	Privacy oversight. Privacy is both a data-security and reputational risk issue given the European Union’s General Data Protection Regulation (GDPR) having been implemented along with similar standards set to be imposed in California. Equally as important is how data can be used moving forward, specifically when it comes to disclosure and consumer signoff. In addition to legal and IT experts, insurers should include multiple stakeholders in its compliance efforts. Over the longer term, carriers may reexamine how the vast amounts of alternative data at their disposal may be leveraged for the mutual benefit not only for the carriers but their policyholders, while simultaneously remaining compliant with domestic and global regulations.

●	Taxes. The global trend has been to lower corporate income tax rates, with a recent report from the Organization for Economic Co-operation and Development citing significant tax reform packages enacted in Argentina, France, Latvia, and the U.S., with other countries introducing more disjointed reforms. U.S. insurers continue to focus on adapting to the changes introduced in the Tax Cuts and Jobs Act of 2017. The U.S. Department of the Treasury and the Internal Revenue Service (IRS) have issued final and proposed guidance on certain important, newly enacted provisions, such as the application of the base erosion and anti-abuse tax to reinsurance, as well as the taxation of foreign operations owned by U.S. taxpayers. Additional guidance could be imminent on many other important provisions, including how the new loss carryover rules will fit with the old rules in the context of consolidated returns.

While the industry may need to address internal and external pressures, the impact from these issues will continue to fall within the individual insurer. Thus, since insurers control their own destinies, potentially the most significant factor is likely to be how committed and prepared insurers are to quickly adjust to changes in the economy, society, and technology, and respond accordingly.

Online Insurance and the NSure Opportunity

In February 2020, we purchased a minority stake in Nsure.com, which is a licensed online insurance agency that utilizes state of the art digital technology, and seek to use this platform to develop business in the online insurance business which we believe represents an underutilized opportunity.

We estimate that a mere 10% of the multibillion dollar personal home and auto insurance market is now online. Moreover, the current insurance purchasing processes is time consuming and lacks transparency. Most of the current online sites are simply lead generators, which result in false insurance quotes, constant spam and aggressive sales pitches. We believe consumers are looking for an online platform that will replicate the services they could obtain from a traditional brick and mortar insurance agency, thus driving business toward the online site as we all migrate to online in this post COVID world.

Another key benefit to online insurance is the ability to combine seamlessly with electronic capabilities in processing, such as Nsure.com’s proprietary backend processing technology to support our traditional agency business. By implementing artificial intelligence, robotic process automation and automatic shopping for best rates at renewals, we believe we can dramatically reduce costs, and allow our agents to focus on selling new policies, creating a digitally empowered and scalable insurance agency model.

Specific benefits of the Nsure.com platform include:

●	First, a simplified application process
●	Second, Nsure.com has real-time connections with over 30 top-rated insurers, which allows consumers to transparently compare real, not estimated, quotes from multiple insurers side-by-side.
●	Third, Nsure.com provides instant accurate coverage recommendations for home and auto insurance, providing consumers confidence they are not under or over-insured.
●	Fourth, Nsure.com provides in-house insurance buying and policy binding capabilities, meaning no redirection to other websites and the ability to finalize purchases on Nsure.com in as little as five minutes.
●	Fifth, Nsure.com’s free and secure account enables 24/7 access to quotes, policies and other documents.
●	And finally, when it’s time for a policy renewal, Nsure.com automatically informs customers about the best offers in the market before their policy expires.

Thus, we believe in the specific benefits of the online insurance business, and we believe that Nsure.com provides the platform to transform this segment of the industry.

Insurance M&A Overview

The insurance distribution industry continues to prove its resiliency as Q4 2020 deal activity reached unimaginable highs. This is especially true given that a significant portion of the year was sluggish due to the pandemic. Total transactions in the Q4 were 290, nearly double that of the same period in 2019, and total deals for 2020 were 774, nearly 20% higher than what was recorded in 2019. M&A activity reached these heights due to a combination of pent-up demand as we learned to live and work in a pandemic world and to avoid an expected increase in capital gains tax by selling before year end. Activity in 2021 will likely continue as, once again, the industry is seen to be a safe investment bet, the supply of agencies is still high, and as sellers will continue to push to close as a hedge against a possible increase in capital gains tax. (Source: Optis Partners Agent & Broker 2020 Year-end Merger & Acquisition Report).

(Source: Optis Partners 2020 Year End M&A Report)

The confluence of unrelenting market pressure to achieve sustainable growth, a lingering abundance of capital and capacity, improving global economies, and an upturn in interest rates may indicate that insurers should be prepared for continued growth of M&A activity beyond 2020. Specifically, we believe that the following factors are among the expected driving forces of an active insurance M&A market in the coming years:

Sustained U.S. economic growth, rising interest rates, and higher investment income are among the positive factors bolstering insurance companies’ results in 2019 and positioning them for bottom-line growth in the new year, making them attractive takeover targets.

●	Continued soft debt rates, resulting in an increase in the available capital, which could drive insurance agencies’ acquisitions to increase market share, diversification, and growth in niche areas.

●	The volatility of the stock market, which causes falling prices and sell-offs, which could present opportunities for companies with strong balance sheets and private equity groups to acquire distressed assets at favorable valuations.

●	Easement of regulatory barriers to M&A, which is good news for well-capitalized insurance companies and other entities looking to investments or acquisitions as ways to boost inorganic growth (Source: Deloitte’s 2019 Insurance M&A Outlook).

These driving forces have facilitated the acquisition of insurance agencies, especially small- and mid-market companies looking at consolidation to grow and build out their portfolio capabilities, boost their bottom line, broaden their product portfolio or geographic reach, and strengthen future competitiveness.

The COVID-19 crisis may have an impact on the insurance industry for quite some time. Some factors to consider are:

Strain on investment portfolios – Insurance companies rely on their investment portfolios to generate returns. Markets have been in turmoil and, as a result, insurers’ investment portfolios may be significantly impacted. Additionally, interest income revenue streams may quickly dry up as interest rates continue to drop.

Delayed payments – Regulators are urging insurance companies to accept late premium payments with no penalty, putting a strain on cash flow. Despite liquidity being impacted, insurance companies are still being expected to pay out claims.

Decreased premium volume – Full or partial closing of businesses coupled with social distancing has led to decreased demand for insurance. Lower payroll levels lead to lower payroll-based premiums, such as those in workers’ compensation, and an uptick in layoffs results in fewer people buying houses, cars, and other insurable purchases. A decrease in premium volume means a decrease in income for insurers.

Coverage disputes – Pandemics are generally excluded from insurance policy coverage and therefore policy premium has not included the necessary charges to provide such coverage. A number of states are attempting to legislate to force insurance companies to provide insurance coverage for business interruption and other losses for claims resulting from the COVID-19 pandemic. There is uncertainty regarding which party will ultimately incur the additional cost for these adjustments.

We cannot presently estimate the full financial impact of the unprecedented COVID-19 pandemic on our business or predict the related federal, state and local civil authority actions, which are highly dependent on the severity and duration of the pandemic; however, we see opportunities which may arise as to changes in the markets. Due to the uncertainties associated with the COVID-19 pandemic and the indeterminate length of time it will affect, we have taken proactive measures to secure our liquidity position to be able to meet our obligations for the foreseeable future.

Item 1a. RISK FACTORS

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Related to Our Business

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

●	The Company having a limited operating history
●	The Company has limited resources and there is significant competition for business combination opportunities. Therefore, the Company may not be able to acquire other assets or businesses
●	The Company may be unable to obtain additional financing, if required, to complete an acquisition, or to Company the operations and growth of existing and target business, which could compel the Company to restructure a potential business transaction or abandon a particular business combination

●	Our inability to retain or hire qualified employees, as well as the loss of any of our executive officers, could negatively impact our ability to retain existing business and generate new business
●	Our growth strategy depends, in part, on the acquisition of other insurance intermediaries, which may not be available on acceptable terms in the future or which, if consummated, may not be advantageous to us
●	A cybersecurity attack, or any other interruption in information technology and/or data security and/or outsourcing relationships, could adversely affect our business, financial condition and reputation
●	Rapid technological change may require additional resources and time to adequately respond to dynamics, which may adversely affect our business and operating results
●	Changes in data privacy and protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect our business and financial results
●	Because our insurance business is highly concentrated in Michigan, New Jersey, Montana and Ohio, adverse economic conditions, natural disasters, or regulatory changes in these regions could adversely affect our financial condition
●	If we fail to comply with the covenants contained in certain of our agreements, our liquidity, results of operations and financial condition may be adversely affected
●	Certain of our agreements contain various covenants that limit the discretion of our management in operating our business and could prevent us from engaging in certain potentially beneficial activities
●	There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). Any changes in estimates, judgments and assumptions could have a material adverse effect on our financial position and results of operations and therefore our business
●	Improper disclosure of confidential information could negatively impact our business
●	Our business, results of operations, financial condition and liquidity may be materially adversely affected by certain actual and potential claims, regulatory actions and proceedings

These factors, some of which are not within our control, may cause the price of our common stock to fluctuate substantially. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. We believe quarterly comparisons of our financial results are not always meaningful and should not be relied upon as an indication of our future performance.

The Company has a limited operating history.

Since the change of control which took place in September of 2018, the Company’s operations have been limited to acquiring the insurance agencies as described in the “Insurance Operations” and “Overview”. Investors will have little basis upon which to evaluate the Company’s ability to achieve the Company’s business objectives which are to acquire, own and operate insurance agencies.

The Company has limited resources and there is significant competition for business combination opportunities. Therefore, the Company may not be able to acquire other assets or businesses.

The Company expects to encounter intense competition from other entities having a business objective similar to the Company’s, which are also competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than the Company does, and the Company’s financial resources are limited when contrasted with those of many of these competitors. While the Company believes that there are numerous potential target businesses that it could acquire, the Company’s ability to compete in acquiring certain sizable target businesses might be limited if the Company’s limited financial resources are less than that of its competitors. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

The Company may be unable to obtain additional financing, if required, to complete an acquisition, or to Company the operations and growth of existing and target business, which could compel the Company to restructure a potential business transaction or abandon a particular business combination.

To date, much of our capital for acquiring insurance agencies and operating the ones we have acquired has come from funds provided by Reliance Global Holdings our affiliate, and from loans from unaffiliated lenders. We may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing proves to be unavailable, we would be compelled to restructure or existing business, or abandon a proposed acquisition or acquisitions. In addition, if we consummate additional acquisitions, we may require additional financing to Company the operations or growth of that business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business.

Our inability to retain or hire qualified employees, as well as the loss of any of our executive officers, could negatively impact our ability to retain existing business and generate new business.

Our success depends on our ability to attract and retain skilled and experienced personnel. There is significant competition from within the insurance industry and from businesses outside the industries for exceptional employees, especially in key positions. If we are not able to successfully attract, retain and motivate our employees, our business, financial results and reputation could be materially and adversely affected.

Losing employees who manage or support substantial customer relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete customer engagements, which would adversely affect our results of operations. Also, if any of our key personnel were to join an existing competitor or form a competing company, some of our customers could choose to use the services of that competitor instead of our services. While our key personnel are generally prohibited by contract from soliciting our employees and customers for a two-year period following separation from employment with us, they are not prohibited from competing with us.

In addition, we could be adversely affected if we fail to adequately plan for the succession of our senior leaders and key executives. We cannot guarantee that the services of these executives will continue to be available to us. The loss of our senior leaders or other key personnel, or our inability to continue to identify, recruit and retain such personnel, or to do so at reasonable compensation levels, could materially and adversely affect our business, results of operations, cash flows and financial condition.

Our growth strategy depends, in part, on the acquisition of other insurance intermediaries, which may not be available on acceptable terms in the future or which, if consummated, may not be advantageous to us.

Our growth strategy partially includes the acquisition of other insurance intermediaries. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets requires us to implement and continuously improve our operations and our financial and management information systems. Integrated, acquired businesses may not achieve levels of revenues or profitability comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with firms and banks that may have substantially greater resources than we do. Acquisitions also involve a number of special risks, such as diversion of management’s attention; difficulties in the integration of acquired operations and retention of personnel; increase in expenses and working capital requirements, which could reduce our return on invested capital; entry into unfamiliar markets or lines of business; unanticipated problems or legal liabilities; estimation of the acquisition earn-out payables; and tax and accounting issues, some or all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Post-acquisition deterioration of operating performance could also result in lower or negative earnings contribution and/or goodwill impairment charges.

A cybersecurity attack, or any other interruption in information technology and/or data security and/or outsourcing relationships, could adversely affect our business, financial condition and reputation.

We rely on information technology and third party vendors to provide effective and efficient service to our customers, process claims, and timely and accurately report information to carriers and which often involves secure processing of confidential sensitive, proprietary and other types of information. Cybersecurity breaches of any of the systems we rely on may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions, any of which could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. An interruption of our access to, or an inability to access, our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. We have from time to time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business.

Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack. In the future, any material breaches of cybersecurity, or media reports of the same, even if untrue, could cause us to experience reputational harm, loss of clients and revenue, loss of proprietary data, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard clients’ information or financial losses. Such losses may not be insured against or not fully covered through insurance we maintain.

Rapid technological change may require additional resources and time to adequately respond to dynamics, which may adversely affect our business and operating results.

Frequent technological changes, new products and services and evolving industry standards are influencing the insurance businesses. The Internet, for example, is increasingly used to securely transmit benefits, property and personal information, and related information to customers and to facilitate business-to-business information exchange and transactions.

We are continuously taking steps to upgrade and expand our information systems capabilities. Maintaining, protecting and enhancing these capabilities to keep pace with evolving industry and regulatory standards, and changing customer preferences, requires an ongoing commitment of significant resources. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to effectively maintain our information systems and data integrity, we could experience operational disruptions, regulatory or other legal problems, increases in operating expenses, loss of existing customers, difficulty in attracting new customers, or suffer other adverse consequences.

Changes in data privacy and protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.

We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third party vendors. These and similar initiatives around the world could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our information technology and compliance costs. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.

Because our insurance business is highly concentrated in Michigan, New Jersey, Montana and Ohio, adverse economic conditions, natural disasters, or regulatory changes in these regions could adversely affect our financial condition.

A significant portion of our insurance business is concentrated in Michigan, New Jersey, Montana and Ohio. For the year ended December 31, 2020, and 2019 we derived $7,279,530 and $4,450,785 respectively or 100%, of our annual revenue, respectively, from our operations located in these regions (FYE 2020 - Michigan – 45.11%, New Jersey – 3.81%, Montana – 21.48% and Ohio – 28% and FYE 2019 - Michigan – 42.14%, New Jersey – 8.36%, Montana – 23.29% and Ohio – 26.22%). The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in these four states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes or other weather conditions, and other possible events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.

If we fail to comply with the covenants contained in certain of our agreements, our liquidity, results of operations and financial condition may be adversely affected.

The Oak Street credit agreements, in the aggregate principal amount of $9,000,746 and $9,328,151, as of December 31, 2020 and 2019, that govern our debt contain various covenants and other limitations with which we must comply including a debt to EBITDA ratio covenant and a covenant that at all times that the loans are outstanding: (i) Ezra Beyman, our chief executive officer, Debra Beyman, Mr. Beyman’s wife, or Yaakov Beyman, son of Mr. and Ms. Beyman, or someone else approved by Oak Street, as applicable, will be the manager of the current subsidiaries of the Company, (ii) Mr. Ezra Beyman will be President and Chairperson of the Board of the Company, and (iii) Reliance Holdings will continue to hold at least 51% of the Company’s equity. The credit agreements also contain provisions which cause a “cross default” if we default our obligations under other material contracts to which we are parties. The credit agreements contains customary and usual events of default, including, subject to certain specified cure periods and notice requirements, the Company’s or one of its subsidiaries’ failure to comply with the covenants therein. Upon an event of default, the lender has customary and usual remedies to cure these defaults including, but not limited to, the ability to accelerate the indebtedness.

The Senior Funded Debt to EBIDTA ratio stated in the covenant “shall be no greater than 4.0 to 1.0”. As of June 30, 2020, the ratio was 4.97 with the Company thereby, defaulting on the covenant. As of June 30, 2020, the Company obtained a covenant waiver in order to continue to be in compliance with the financial covenants and other limitations contained in each of these agreements. However, failure to comply with material provisions of our covenants in these agreements or other credit or similar agreements to which we may become a party could result in a default, rendering them unavailable to us and causing a material adverse effect on our liquidity, results of operations and financial condition. In the event of certain defaults, the lenders thereunder would not be required to lend any additional amounts to us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable. If the indebtedness under these agreements or our other indebtedness, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Due to the covenant waiver on June 30, 2020, Oak Street and the Company signed an amended agreement on August 11, 2020, to update its covenant so that, the Company should remain in compliance. The amendment states that for the September 30, 2020 and December 31, 2020 covenant test, the ratio of Senior Funded Debt to EBIDTA shall be no greater than 5.0 to 1.0. As of December 31, 2020 the Company reported a ratio of 4.2 for Senior Funded Debt to EBIDTA, and remain in compliance. Beginning at March 31, 2021 and thereafter the Senior Funded Debt to EBIDTA ratio shall be reduced to no greater than 4.0 to 1.0.

As of the date of this filing, we are in compliance and do not believe we are at further risk of noncompliance.

Certain of our agreements contain various covenants that limit the discretion of our management in operating our business and could prevent us from engaging in certain potentially beneficial activities.

The restrictive covenants in our debt agreements may impact how we operate our business and prevent us from engaging in certain potentially beneficial activities. In particular, among other covenants, our debt agreements require us to maintain a minimum ratio of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for certain transaction-related items (“Consolidated EBITDA”), to consolidated interest expense and a maximum ratio of consolidated net indebtedness to Consolidated EBITDA. Our compliance with these covenants could limit management’s discretion in operating our business and could prevent us from engaging in certain potentially beneficial activities.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. GAAP. Any changes in estimates, judgments and assumptions could have a material adverse effect on our financial position and results of operations and therefore our business.

The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses, and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income, and could have a material adverse effect on our financial position, results of operations and cash flows.

Improper disclosure of confidential information could negatively impact our business.

We are responsible for maintaining the security and privacy of our customers’ confidential and proprietary information and the personal data of their employees. We have put in place policies, procedures and technological safeguards designed to protect the security and privacy of this information; however, we cannot guarantee that this information will not be improperly disclosed or accessed. Disclosure of this information could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenues.

Our business, results of operations, financial condition and liquidity may be materially adversely affected by certain actual and potential claims, regulatory actions and proceedings.

We are subject to various actual and potential claims, regulatory actions and other proceedings including those relating to alleged errors and omissions in connection with the placement or servicing of insurance and/or the provision of services in the ordinary course of business, of which we cannot, and likely will not be able to, predict the outcome with certainty. Because we often assist customers with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims that customers may assert, errors and omissions claims against us may arise alleging potential liability for all or part of the amounts in question. Also, the failure of an insurer with whom we place business could result in errors and omissions claims against us by our customers, which could adversely affect our results of operations and financial condition. Claimants may seek large damage awards, and these claims may involve potentially significant legal costs, including punitive damages. Such claims, lawsuits and other proceedings could, for example, include claims for damages based upon allegations that our employees or sub-agents failed to procure coverage, report claims on behalf of customers, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold for our customers on a fiduciary basis. In addition, given the long-tail nature of professional liability claims, errors and omissions matters can relate to matters dating back many years. Where appropriate, we have established provisions against these potential matters that we believe to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments.

While most of the errors and omissions claims made against us (subject to our self-insured deductibles) have been covered by our professional indemnity insurance, our business, results of operations, financial condition and liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable, or if there is an increase in liabilities for which we self-insure. Our ability to obtain professional indemnity insurance in the amounts and with the deductibles we desire in the future may be adversely impacted by general developments in the market for such insurance or our own claims experience. In addition, regardless of monetary costs, these matters could have a material adverse effect on our reputation and cause harm to our carrier, customer or employee relationships, or divert personnel and management resources.

Risks Related to the Insurance Industry

We may experience increased competition from insurance companies, technology companies and the financial services industry, as well as the shift away from traditional insurance markets.

The insurance intermediary business is highly competitive and we actively compete with numerous firms for customers, properties and insurance companies, many of which have relationships with insurance companies, or have a significant presence in niche insurance markets that may give them an advantage over us. Other competitive concerns may include the quality of our products and services, our pricing and the ability of some of our customers to self-insure and the entrance of technology companies into the insurance intermediary business. A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers. In addition, and to the extent that banks, securities firms, private equity companies, and insurance companies affiliate, the financial services industry may experience further consolidation, and we therefore may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services.

Worsening of Current U.S. economic conditions as a result of the COVID-19 pandemic may adversely affect our business.

If economic conditions were to worsen, a number of negative effects on our business could result, including declines in values of insurable exposure units, declines in insurance premium rates, the financial insolvency of insurance companies, the reduced ability of customers to pay, declines in the stock of residential housing or declines in property values. Also, if general economic conditions are poor, some of our customers may cease operations completely or be acquired by other companies, which could have an adverse effect on our results of operations and financial condition. If these customers are affected by poor economic conditions, but yet remain in existence, they may face liquidity problems or other financial difficulties that could result in delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. Any of these effects could decrease our net revenues and profitability.

Our business, and therefore our results of operations and financial condition, may be adversely affected by conditions that result in reduced insurer capacity.

Our results of operations depend on the continued capacity of insurance carriers to underwrite risk and provide coverage, which depends in turn on those insurance companies’ ability to procure reinsurance. Capacity could also be reduced by insurance companies failing or withdrawing from writing certain coverages that we offer to our customers. We have no control over these matters. To the extent that reinsurance becomes less widely available or significantly more expensive, we may not be able to procure the amount or types of coverage that our customers desire and the coverage we are able to procure for our customers may be more expensive or limited.

Quarterly and annual variations in our commissions that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected effects on our results of operations.

Our commission income (including profit-sharing contingent commissions and override commissions) can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, customers’ demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed), and cancellations. In addition, we rely on insurance companies for the payment of certain commissions. Because these payments are processed internally by these insurance companies, we may not receive a payment that is otherwise expected from a particular insurance company in a particular quarter or year until after the end of that period, which can adversely affect our ability to forecast these revenues and therefore budget for significant future expenditures. Quarterly and annual fluctuations in revenues based upon increases and decreases associated with the timing of new business, policy renewals and payments from insurance companies may adversely affect our financial condition, results of operations and cash flows.

Profit-sharing contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies generally during the prior year. Over the last three years these commissions generally have been in the range of 3.0% to 3.5% of our previous year’s total core commissions and fees. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations. Override commissions are paid by insurance companies based upon the volume of business that we place with them and are generally paid over the course of the year. Because profit-sharing contingent commissions and override commissions materially affect our revenues, any decrease in their payment to us could adversely affect our results of operations, profitability, and our financial condition.

Our business practices and compensation arrangements are subject to uncertainty due to potential changes in regulations.

The business practices and compensation arrangements of the insurance intermediary industry, including our practices and arrangements, are subject to uncertainty due to investigations by various governmental authorities. Certain of our offices are parties to profit-sharing contingent commission agreements with certain insurance companies, including agreements providing for potential payment of revenue-sharing commissions by insurance companies based primarily on the overall profitability of the aggregate business written with those insurance companies and/or additional factors such as retention ratios and the overall volume of business that an office or offices place with those insurance companies. Additionally, to a lesser extent, some of our offices are parties to override commission agreements with certain insurance companies, which provide for commission rates in excess of standard commission rates to be applied to specific lines of business, such as group health business, and which are based primarily on the overall volume of business that such office or offices placed with those insurance companies. The legislatures of various states may adopt new laws addressing contingent commission arrangements, including laws prohibiting such arrangements, and addressing disclosure of such arrangements to insureds. Various state departments of insurance may also adopt new regulations addressing these matters which could adversely affect our results of operations.

We may have unforeseen risks as a result of the COVID-19 pandemic

The spread of the coronavirus (COVID-19) outbreak in the United States has resulted in economic uncertainties which may negatively impact the Company’s business operations. While the disruption is expected to be temporary, there is uncertainty surrounding the duration and extent of the impact. The impact of the coronavirus outbreak on the financial statements cannot be reasonably estimated at this time.

Adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business and our business strategy. While we do not anticipate any material impact to our business operations as a result of the coronavirus, in the event of a major disruption caused by the outbreak of pandemic diseases such as coronavirus, we may lose the services of our employees or experience system interruptions, which could lead to diminishment of our business operations. Any of the foregoing could harm our business and delay the implementation of our business strategy and we cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business.

Management is actively monitoring the global situation on its financial condition, liquidity, operations, industry and workforce.

Risk of lack of knowledge in distant geographic markets

Although the Company intends to focus its investments in locations with which we are generally familiar, the Company runs a risk of experiencing underwriting challenges or issues associated with a lack of familiarity in some markets. Each market has nuances and idiosyncrasies that affect values, marketability, desirability, and demand for individual assets that may not be easily understood from afar. While we believe we can effectively mitigate these risks in a myriad of ways, there is no guarantee that investments in any geographic market will perform as expected.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various federal, state and local laws subject multifamily residential community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of a multifamily residential community. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint or asbestos, among other materials. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials at a multifamily residential community. In addition to potential environmental liabilities or costs associated with our current multifamily residential communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or multifamily residential communities we no longer own or operate.

Laws benefiting disabled persons may result in our incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990 (the “ADA”), all places intended to be used by the public are required to meet certain federal requirements related to access and use by disabled persons. The Fair Housing Amendments Act of 1988 (the “FHAA”) requires multifamily residential communities first occupied after March 13, 1991, to comply with design and construction requirements for disabled access. For those multifamily residential communities receiving federal funds, the Rehabilitation Act of 1973 also has requirements regarding disabled access. These and other federal, state and local laws may require structural modifications to our apartment communities or changes in policy practice or affect renovations of the communities. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our multifamily residential communities are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA, the FHAA and the Rehabilitation Act of 1973 in connection with the ongoing operation or redevelopment of our multifamily residential communities.

We compete in a highly regulated industry, which may result in increased expenses or restrictions on our operations.

We conduct business in several states of the United States of America and are subject to comprehensive regulation and supervision by government agencies in each of those states. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of our shareholders, and it is difficult to anticipate how changes in such regulation would be implemented and enforced. As a result, such regulation and supervision could reduce our profitability or growth by increasing compliance costs, technology compliance, restricting the products or services we may sell, the markets we may enter, the methods by which we may sell our products and services, or the prices we may charge for our services and the form of compensation we may accept from our customers, carriers and third parties. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing of entities to transact business, licensing of agents, admittance of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, determining technology and data protection requirements, establishing reserve requirements and solvency standards, requiring participation in guarantee funds and shared market mechanisms, and restricting payment of dividends. Also, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for such state insurance funds and assigned risk pools in Michigan as well as certain other states. These state funds and pools could choose to reduce the sales or brokerage commissions we receive. Any such reductions, in a state in which we have substantial operations could affect the profitability of our operations in such state or cause us to change our marketing focus. Further, state insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, and such re-examination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof, that adversely affect our business. Certain federal financial services modernization legislation could lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on our operations. Other legislative developments that could adversely affect us include: changes in our business compensation model as a result of regulatory developments (for example, the Affordable Care Act); and federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products offered by insurance carriers. Also, as climate change issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. This increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers incurring additional compliance costs that get passed on to us. These costs may adversely impact our results of operations and financial condition.

Although we believe that we are in compliance in all material respects with applicable local, state and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules, regulations or interpretations thereof, will not be adopted in the future that could make compliance more difficult or expensive.

Risks Related to Investing in our Securities

We may experience volatility in our stock price that could affect your investment.

The market price of our common stock may be subject to significant fluctuations in response to various factors, including: quarterly fluctuations in our operating results; changes in securities analysts’ estimates of our future earnings; changes in securities analysts’ predictions regarding the short-term and long-term future of our industry; changes to the tax code; and our loss of significant customers or significant business developments relating to us or our competitors. Our common stock’s market price also may be affected by our inability to meet stock analysts’ earnings and other expectations. Any failure to meet such expectations, even if minor, could cause the market price of our common stock to decline. In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many listed companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect our common stock’s market price. In the past, securities class action lawsuits frequently have been instituted against companies following periods of volatility in the market price of such companies’ securities. If any such litigation is initiated against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Company’s CEO has a controlling common stock equity interest.

At March 23rd, 2021, our CEO, Ezra Beyman, is the beneficial owner of approximately 51% of the common stock, consisting of 5,500,165 common shares. As of December 31, 2020, the outstanding amount of the loan from Reliance Holdings to us, is in the amount of approximately $4,666,520. As such he has the ability to control any actions which require shareholder approval. If there is an annual or special meeting of stockholders for any reason, our CEO has total discretion regarding proposals submitted to a vote by shareholders as a consequence of his significant equity interest. Accordingly, the Company’s CEO will continue to exert substantial control until such time, if ever, that he no longer has majority voting control.

Under our credit agreements with Oak Street, the Company has agreed that at all times that the loans are outstanding: (i) Ezra Beyman, our chief executive officer, Debra Beyman, Mr. Beyman’s wife, or Yaakov Beyman, son of Mr. and Ms. Beyman, or someone else approved by Oak Street, as applicable, will be the manager of the current subsidiaries of the Company, (ii) Mr. Ezra Beyman will be President and Chairperson of the Board of the Company, and (iii) Reliance Holdings, of which Mr. and Ms. Beyman are the sole owners, will continue to hold at least 51% of the Company’s equity. The loans by Oak Street, immediately mature and become due and payable if the Company fails to comply with these provisions, subject to certain notice and/or cure periods.

The operating agreements of Commercial Coverage Solutions, LLC and Fortman Insurance Services, LLC, appoint Ms. Beyman as manager and provide her with broad powers to bind the applicable subsidiary without further authorization, including, among other things, to (1) effect an encumbrance or sale of property, (2) make investments, (3) determine amount and timing of distributions under the operating agreement, (4) settle, defend and prosecute legal actions or law suits, (5) sell, exchange or otherwise dispose of any or all of the relevant subsidiary’s assets, including the properties in the ordinary course or not in the ordinary course, (6) borrow funds, (7) enter into any contracts, leases and agreements with third parties or affiliates and (8) appoint officers. These operating agreements also provide indemnification protection to Ms. Beyman and Ms. Beyman is not prohibited from using corporate opportunities, whether unrelated to, or directly in competition with, the business of the Company or its subsidiaries.

The Company intends to negotiate with Oak Street to revise or remove these provisions. However, there can be no assurance that we will successfully negotiate such revisions or removal on terms beneficial to the Company and its stockholders. These provisions may make changing management of the Company and its subsidiaries more difficult or costly. Until the governing documents of the subsidiaries are revised, the Company may experience loss of opportunities and/or be unable to recoup losses due to management decisions.

Broad discretion of management

Any person who invests in the Company’s common stock will do so without an opportunity to evaluate the specific merits or risks of any prospective acquisition. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of acquisitions. There can be no assurance that determinations made by the Company’s management will permit us to achieve the Company’s business objectives.

Future sales or other dilution of our equity could adversely affect the market price of our common stock.

We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise Companying our corporate activities is through the issuance of additional equity securities. The issuance of any additional shares of common or of preferred stock or convertible securities could be substantially dilutive to holders of our common stock. Moreover, to the extent that we issue restricted stock units, performance stock units, options or warrants to purchase shares of our common stock in the future and those options or warrants are exercised or as the restricted stock units or performance stock units vest, our stockholders may experience further dilution. Holders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

The trading price of our common stock may fluctuate widely as a result of a number of factors, including the risk factors described above many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

●	General economic and political conditions such as recessions, economic downturns and acts of war or terrorism;

●	Quarterly variations in our operating results;

●	Seasonality of our business cycle;

●	Changes in the market’s expectations about our operating results;

●	Our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	Changes in financial estimates and recommendations by securities analysts concerning us or the insurance brokerage or financial services industries in general;

●	Operating and stock price performance of other companies that investors deem comparable to us;

●	News reports relating to trends in our markets, including any expectations regarding an upcoming “hard” or “soft” market;

●	Cyberattacks and other cybersecurity incidents;

●	Changes in laws and regulations affecting our business;

●	Material announcements by us or our competitors;

●	The impact or perceived impact of developments relating to our investments, including the possible perception by securities analysts or investors that such investments divert management attention from our core operations;

●	Market volatility;

●	A negative market reaction to announced acquisitions;

●	Competitive pressures in each of our divisions;

●	General conditions in the insurance brokerage and insurance industries;

●	Legal proceedings or regulatory investigations;

●	Regulatory requirements, including international sanctions and the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 or other anti-corruption laws; or

●	Sales of substantial amounts of common shares by our directors, executive officers or significant stockholders or the perception that such sales could occur.

Stockholder class action lawsuits may be instituted against us following a period of volatility in our stock price. Any such litigation could result in substantial cost and a diversion of management’s attention and resources.

We can provide no assurance that our common stock or the warrants will always meet the Nasdaq Capital Market continued listing standards.

Our common stock is currently quoted on the Nasdaq. We can provide no assurance that that an active trading market on the Nasdaq Capital Market for our common stock and the warrants will develop and continue. If our common stock remains quoted on or reverts to an over-the-counter system rather than being listed on a national securities exchange, you may find it more difficult to dispose of shares of our common stock or obtain accurate quotations as to the market value of our common stock.

Possible issuance of additional securities.

Our Articles of Incorporation authorize the issuance of 2,000,000,000 shares of common stock, par value $0.086 per share. As of December 31, 2020, we had 4,241,028 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

Dividends unlikely.

The Company does not expect to pay dividends for the foreseeable future. The payment of dividends will be contingent upon the Company’s future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company’s board of directors as then constituted. It is the Company’s expectation that future Management following a business combination will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

Speculative Nature of Warrants.

The warrants offered in our February 2021 offering do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our common stock at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the Series A Warrants may exercise their right to acquire the common stock and pay an exercise price of $6.60 per share (110% of the public offering price of our common stock and warrants in this offering), prior to five years from the date of issuance, after which date any unexercised warrants will expire and have no further value. Moreover, following this offering, the market value of the warrants is uncertain and there can be no assurance that the market value of the warrants will equal or exceed their public offering price. There can be no assurance that the market price of the common stock will ever equal or exceed the exercise price of the warrants, and consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

Our common stock may be subject to the Penny Stock Rules of the SEC and the trading market in our common stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

State blue sky registration; potential limitations on resale of the Company’s common stock

The holders of the Company’s shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that may develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell the Company’s securities. Accordingly, investors should consider the secondary market for the Company’s securities to be a limited one.

Industry and Market Data

Unless otherwise indicated, information contained in this Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market opportunity and market size, is based on information from various sources, including independent industry publications. In presenting this information, we have also made assumptions based on such data and other similar sources, and on our knowledge of, and our experience to date in the relevant industries and markets. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We believe that the information from these industry publications that is included in this Form 10-K is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Below is a schedule of the properties we are currently occupy:

Entity Name	Location	Own/Lease	Description	Approx. Sq. Footage	Lease Term	Monthly Rent in USD
Employee Benefits Solutions	Cadillac, Michigan	Lease	Office Building	3,024	10/2019– 9/2024	2,400
Southwestern Montana Insurance Center	Helena, Montana	Lease	Office Building	1,500	Monthly	1,500
Southwestern Montana Insurance Center	Belgrade, Montana	Lease	Office Building	6,000	4/2019– 3/2023	7,000
Fortman Insurance Center	Bluffton, Ohio	Lease	Office Building	990	9/2020 – 8/2023	555
Fortman Insurance Center	Ottawa, Ohio	Lease	Office Building	2,386	5/2019– 4/2024	2,400
Commercial Coverage Solutions/UIS	Pomona, New York	Lease	Office Building	1,000	8/2020– 8/2022	2,000
Altruis Benefits Consultants	Bingham Farms, MI	Lease	Office Building	1,767	5/2018– 5/2021	4,725

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2020, there were approximately 543 holders of record of our ordinary shares, although there is a much larger number of beneficial owners.

Dividends

The Company does not expect to pay dividends for the foreseeable future. The payment of dividends will be contingent upon the Company’s future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company’s board of directors as then constituted. It is the Company’s expectation that future Management following a business combination will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

There have been no equity securities repurchased by the Company for the years ending December 31, 2020 and 2019.

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “RELI”, and our warrants to purchase common stock are listed on the NASDAQ Capital Market under the symbol “RELIW.”

Holders of Record

On March 22, 2021, the closing price per share of our common stock was $5.29 as reported on the NASDAQ.

Securities Authorized for Issuance under Equity Compensation Plans

2019 Equity Incentive Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2019 Equity Incentive Plans as of December 31, 2020. On January 29, 2019, our board of directors and stockholders adopted the 2019 Equity Incentive Plan, pursuant to which 700,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. As of March 19, 2020, the 2019 Equity Incentive Plans had outstanding grants and remaining unissued shares, taking into account issuance of restricted stock to officers and directors, as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	233,917	3.63	466,083
Equity compensation plans not approved by security holders	-	-	-
Total	233,917	3.63	466,083

Dividend Policy

We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future following this offering. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

Recent Sales of Unregistered Securities

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury) and all under Section 4(a)(2) of the Securities Act of 1933	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) OR Nature of Services Provided (if applicable)	Restricted or Unrestricted as of this filing?	Exemption or Registration Type?
10/5/2017- 3/22/2018	New	213,033	Common	$.10-$.66	Yes	EMA Financial**	Cash	restricted	Rule 144

10/5/2017- 3/22/2018	New	139,472	Common	$.10-.66	Yes	Auctus Fund**	Cash	restricted	Rule 144

1/25/2018	New	22,435	common	.45	Yes	Julie Wizner	Cash	restricted	4(a)	(2)

4/3/2018	New	156,201	Common	.43	Yes	Timothy Mather-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	156,201	Common	.43	Yes	Rodney LaRue-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	156,201	Common	.43	Yes	Roman Szymansky-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	5,833	Common	.43	Yes	Samuel J Simon-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	8,750	Common	.43	Yes	Jerome Kaplan-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	8,750	Common	.43	Yes	Stephen Schwartz-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	11,667	Common	.43	Yes	Mark Sands-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	35,000	Common	.43	Yes	Stanley Merdinger-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	15,167	Common	.43	Yes	Edward J. Bohne-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	11,667	Common	.43	Yes	Maria McCue-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	175,000	Common	1.96	Yes	Amy Nalewaik	Services	Restricted	4(a)	(2)

4/3/2018	New	175,000	Common	1.96	Yes	Jack Namer –former CEO- Services Rendered – former Affiliate	Services	Restricted	4(a)	(2)

4/3/2018	New	46,667	Common	.43	Yes	Bryan Bittner, Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	11,667	Common	.43	Yes	Hunter Middleton- Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	11,667	Common	.43	Yes	William Sanchez, Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	23,333	Common	.43	Yes	Candice J. Renee, Nonaffiliate	Cash	Restricted	4(a)	(2)

10/24/2018	New	11,667	Common	0	Yes	Alex Blumenfrucht-Affiliate,	Acquisition	Restricted	4(a)	(2)

10/24/2018	New	35,000	Common	0	Yes	Yaakov Beyman Affiliate	Acquisition	Restricted	4(a)	(2)

10/24/2018	New	144,667	Common	0	Yes	Reliance Global Holdings, LLC – Affiliate****	Acquisition	Restricted	4(a)	(2)

11/30/2018	New	26,903	Common	15.21	Yes	EMA Financial***	None	Restricted	None

02/10/2020	New	46,667	Common	21.43	Yes	Gomlai Tovos	Cash	Restricted	4(a)	(2)

8/18/2020	New	17,943	Common	0	Yes	Lorelei Saavedra - Ramirez	Acquisition	Restricted	4(a)	(2)

8/12/2020	New	8,102	Common	0	Yes	Joshua Colter	Acquisition	Restricted	4(a)	(2)

9/2/2020	New	15,556	Common	6.43	Yes	Lazers Group, Inc.	Cash	Restricted	4(a)	(2)

9/3/2020	New	21,875	Common	0	Yes	Julie A. Blockey	Acquisition	Restricted	4(a)	(2)

9/11/2020	New	15,556	Common	6.43	Yes	93529113 Quebec Inc	Cash	Restricted	4(a)	(2)

Use of Proceeds from Registered Securities

Not applicable

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Reliance Global Group, Inc. (formerly known as Ethos Media Network, Inc.) was incorporated in Florida on August 2, 2013. In September 2018, Reliance Global Holdings, LLC, a related party, purchased a controlling interest in the Company. Ethos Media Network, Inc. was renamed Reliance Global Group, Inc. on October 18, 2018.

We operate as a diversified company engaging in business in the insurance market, as well as other related sectors. Our focus is to grow the Company by pursuing an aggressive acquisition strategy, initially and primarily focused upon wholesale and retail insurance agencies. The Company is controlled by the same management team as Reliance Global Holdings, LLC (“Reliance Holdings”), a New York based firm that is the owner and operator of numerous companies with core interests in real estate and insurance. Our relationship with Reliance Holdings provides us with significant benefits: (1) experience, knowhow, and industry relations; (2) a source of acquisition targets currently under Reliance Holdings’ control; and (3) financial and logistics assistance. We are led and advised by a management team that offers over 100 years of combined business expertise in real estate, insurance, and the financial service industry.

In the insurance sector, our management has extensive experience acquiring and managing insurance portfolios in several states, as well as developing specialized programs targeting niche markets. Our primary strategy is to identify specific risk to reward arbitrage opportunities and develop these on a national platform, thereby increasing revenues and returns, and then identify and acquire undervalued wholesale and retail insurance agencies with operations in growing or underserved segments, expand and optimize their operations, and achieve asset value appreciation while generating interim cash flows.

As part of our growth and acquisition strategy, we are currently in negotiations with several affiliated and non-affiliated parties and expect to complete a number of material insurance asset transactions throughout the course of 2020. We have acquired seven insurance agencies, including both affiliated and unaffiliated companies.

Long term, we seek to conduct all transactions and acquisitions through our direct operations.

Over the next 12 months, we plan to focus on the expansion and growth of our business through continued asset acquisitions in insurance markets and organic growth of our current insurance operations through geographic expansion and market share growth.

Further, the Company recently announced the beta launch of its 5MinuteInsure.com platform as the next step in expanding our national footprint. 5minuteInsure.com is a new and proprietary tool developed by Reliance Global to be utilized in conjunction with current and planned agency acquisitions, as well as affiliated agencies. The goal of the new offering is to tap into the growing number of online shoppers in order to drive traffic to the Company’s insurance agents and affiliates. 5minuteInsure.com utilizes artificial intelligence and data mining, to provide competitive insurance quotes within 5 minutes, with minimal data input. Live “hot leads” are then immediately transferred to the geographically closest agent and/or affiliates.

Insurance Operations

Our insurance operations focus on the acquisition and management of insurance agencies throughout the U.S. Our primary focus is to pinpoint undervalued wholesale and retail insurance agencies with operations in growing or underserved segments (including healthcare and Medicare, as well as personal and commercial insurance lines). We then focus on expanding their operations on a national platform and improving operational efficiencies in order to achieve asset value appreciation while generating interim cash flows. In the insurance sector, our management team has over 100 years of experiences acquiring and managing insurance portfolios in several states, as well as developing specialized programs targeting niche markets. We plan to accomplish these objectives by acquiring wholesale and retail insurance agencies it deems to represent a good buying opportunity (as opposed to insurance carriers) as insurance agencies bear no insurance risk. Once acquired, we will develop them on a national platform to increase revenues and profits through a synergetic structure. The Company is initially focused on segments that are underserved or growing, including healthcare and Medicare, as well as personal and commercial insurance lines.

Insurance Acquisitions and Strategic Activities

To date, we have acquired seven insurance brokerages (see table below), including both acquisitions of affiliated companies (i.e., owned by Reliance Holdings before the acquisition) and unaffiliated companies. As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

Acquired	Date	Location	Line of Business	Status

U.S. Benefits Alliance, LLC (USBA)	October 24, 2018	Michigan	Health Insurance	Affiliated

Employee Benefit Solutions, LLC (EBS)	October 24, 2018	Michigan	Health Insurance	Affiliated

Commercial Solutions of Insurance Agency, LLC	December 1, 2018	New Jersey	P&C – Trucking Industry	Unaffiliated

Southwestern Montana Insurance Center, Inc.	April 1, 2019	Montana	Group Health Insurance	Unaffiliated

Fortman Insurance Agency, LLC	May 1, 2019	Ohio	P&C	Unaffiliated

Altruis Benefits Consultants, Inc.	September 1, 2019	Michigan	Health Insurance	Unaffiliated

UIS Agency LLC	August 17, 2020	New York	Health Insurance	Unaffiliated

The following table lists our activity in 2020 by number of agents, approximate policies issued and revenue written.

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized December 31, 2020
USBA and EBS	5	4,930	$1,001,067
UIS Agency, LLC / Commercial Solutions	3	217	$270,804
Southwestern Montana	14	2,000	$1,493,431
Fortman Insurance	15	8,000	$2,134,177
Altruis	15	7,809	$2,380,051

The following table lists our activity in 2019 by number of agents, policies issued and revenue written.

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized December 31, 2019
USBA and EBS	15	9,767	$1,161,036
Commercial Solutions	2	322	$378,956
Southwestern Montana	13	370	$1,106,432
Fortman Insurance	15	7,826	$1,186,951
Altruis	16	8,500	$617,410

EBS LLC / US Benefits Alliance, LLC:

On August 1, 2018, a related party to Reliance Holdings, US Benefits Alliance, LLC (“USBA”) acquired certain properties and assets of the insurance businesses of Family Health Advisors, Inc. and Tri Star Benefits, LLC (the “USBA Acquisition”). Also, on August 1, 2018, Employee Benefits, Solutions, LLC, (“EBS”), related party, acquired certain properties and assets of the insurance business of Employee Benefit Solutions, Inc. (the “EBS Transaction”, and, together with USBA Transaction, the “Common Control Transactions”).

On October 24, 2018, Reliance Holdings and the Company entered into a Bill of Sale agreement to transfer all of the outstanding membership interest in EBS LLC and USBA LLC. In exchange for the membership interest, the Board of Directors of the Company authorized and issued 191,333 shares of restricted common stock of the Company for all the membership interest of USBA LLC and EBS LLC.

The USBA Acquisition was accounted for as a business combination by Reliance Holdings. It was accounted for as a business combination in accordance with the acquisition method whereby the total purchase consideration was allocated to intangible assets acquired based on their respective estimated fair values. The acquisition method of accounting uses the fair value concept defined in ASC 820. ASC 805 requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing. The allocation of the purchase price in connection with the USBA Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Trade name and trademarks	$6,520	3
Customer relationships	116,100	9
Non-competition agreements	48,540	5
Goodwill	578,840	Indefinite
	$750,000

Goodwill of $578,840 arising from the USBA Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the USBA Acquisition is currently expected to be deductible for income tax purposes.

The EBS Acquisition was accounted for as a business combination by Reliance Holdings. It was accounted for as a business combination in accordance using the acquisition method whereby the total purchase consideration was allocated to intangible assets acquired based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the EBS Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Trade name and trademarks	$33,140	20
Customer relationships	47,630	9
Non-competition agreements	42,320	5
Goodwill	274,956	Indefinite
Fixed assets	1,954	5-7
	$400,000

Goodwill of $274,956 arising from the EBS Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the EBS Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the EBS Acquisition incurred were $44,353.

Commercial Solutions of Insurance Agency, LLC:

On December 1, 2018, Commercial Coverage Solutions LLC, a wholly-owned subsidiary of the Company (“CCS”) entered into a Purchase Agreement with Commercial Solutions of Insurance Agency, LLC (“CSIA”) whereby CCS purchased the business and certain assets of CSIA noted within the Purchase Agreement (the “CSIA Acquisition”) for a total purchase price of $1,200,000. The total purchase price was made up of (1) a cash payment of $1,080,000 (the “Cash Payment”) on the “Closing Date” or the first bank business day thereafter (i.e. December 1, 2018); (2) the balance of the purchase price, having a value of $120,000, paid in the form of 8,889 shares of common stock in the Company, issued at a per-share price equal to Fifteen and 75/100 Cents ($13.50) (the “Closing Shares”); and (3) the amount of any cash necessary to satisfy the required closing date working capital set off against the Cash Payment by CCS. “Required closing date working capital” consisted only of cash and pre-paid rent and/or security deposits or pre-payments or deposits for any assumed liabilities. The Closing Shares were transferred from the shares owned by Reliance Holdings and were transferred subsequent to December 31, 2018; and as a result, is a component of Loans payables, related parties on the accompanying Consolidated Balance Sheets.

The CSIA Acquisition is being accounted for as a business combination under the acquisition method whereby the total purchase consideration was allocated to tangible and intangible assets acquired based on their respective estimated fair values. The acquisition method requires, among other things, that assets acquired, and liabilities assumed in a business purchase combination be recognized at their fair values as of the acquisition. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the CCS Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Cash	$13,500	N/A
Fixed Assets	1,638	5-7
Customer relationships	284,560	11
Non-competition agreements	40,050	5
Trade name and trademarks	8,500	2
Goodwill	851,752	Indefinite
	$1,200,000

Goodwill of $851,752 arising from the CSIA Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the CSIA Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the CSIA Acquisition incurred were $113,247.

Southwestern Montana Insurance Center, LLC:

On April 1, 2019, Southwestern Montana Insurance Center, LLC (“SWMT”), a wholly owned subsidiary of Reliance Holdings, acquired Southwestern Montana Financial Center, Inc. SWMT is an insurance services firm which specializes in providing group and individual health lines of insurance. On September 17, 2019, Reliance Holdings, transferred all of the outstanding membership interest in SWMT to the Company.

On April 1, 2019, SWMT entered into a Purchase Agreement with Southwestern Montana Financial Center, Inc. whereby the SWMT shall purchase the business and certain assets noted within the Purchase Agreement (the “SWMT Acquisition”) for a total purchase price of $2,394,509. The purchase price was paid with a cash payment of $1,389,840, 5,833 in shares of the Company’s restricted common stock transferred from the shares owned by Reliance Holdings, and an earn-out payment equal to 32% of the final earn-out EBITDA multiplied by 5.00, which is payable in $300,000 in shares of the Company’s common stock with any amount in excess of $300,000 to be paid in cash. The balance of the earn-out liability as of December 31, 2019 was $522,553 and is included in long term debt on the balance sheet. SWMT was transferred to the Company from Reliance Holdings. The SWMT Acquisition was accounted for as a business combination, by Reliance Holdings, in accordance under the acquisition method whereby the total purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the SWMT Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$561,000	10
Non-competition agreements	599,200	5
Goodwill	1,217,790	Indefinite
Fixed assets	41,098	5-7
Loan Payable	(24,579)
	$2,394,509

Goodwill of $1,217,790 arising from the SWMT Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the SWMT Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the FIS Acquisition were $122,660, which were paid in full by Reliance Global Holdings, LLC, a related party.

The operating results of the acquired business has been included in the Company’s Consolidated Statement of Operations from the date of acquisition through December 31, 2019. The revenues of the acquired business for the period from April 1, 2019 to December 31, 2019 was $1,036,154 and the net loss was $23,104. The revenues and net income for the acquired business as a standalone entity per ASC 805 from January 1, 2019 to December 31, 2019 were $1,381,991 and $30,805. The revenues of the acquired business for the year ending December 31, 2020 was $1,493,431 and the net loss was $66,623.

Fortman Insurance Services, LLC:

On May 1, 2019, Fortman Insurance Services, LLC (“FIS”), a wholly owned subsidiary of Reliance Global Holdings, LLC, acquired Fortman Insurance Agency, LLC. FIS is an insurance services firm which specializes in providing personal and commercial lines of insurance.

On May 1, 2019, FIS entered into a Purchase Agreement with Fortman Insurance Agency, LLC whereby the FIS shall purchase the business and certain assets noted within the Purchase Agreement (the “FIS Acquisition”) for a total purchase price of $4,156,405. The purchase price was paid with a cash payment of $3,223,750, $500,000 in shares of the Company’s restricted common stock transferred from the shares owned by Reliance Holdings, and an earn-out payment equal to 10% of the final earn-out EBITDA multiplied by 6.25. The earn-out measurement period is 12 months commencing May 1, 2021 and ending April 30, 2022. The earn-out shall not accrue and shall be paid without interest within 60 days after the measurement period. The balance of the earn-out liability as of December 31, 2019 was $432,655 and is included in long term debt on the balance sheet. On September 17, 2019, FIS was transferred to the Company from Reliance Holdings. The FIS Acquisition was accounted for as a business combination, by Reliance Holdings, in accordance with the Acquisition method whereby the total purchase consideration was allocated to intangible assets acquired based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the FIS Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Trade name and trademarks	$289,400	5
Customer relationships	1,824,000	10
Non-competition agreements	752,800	5
Goodwill	1,269,731	Indefinite
Fixed assets	19,924	5-7
Prepaid rent	550
	$4,156,405

Goodwill of $1,269,731 arising from the FIS Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the FIS Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the FIS Acquisition were $63,663, which were paid in full by Reliance Global Holdings, LLC, a related party.

During September 2019, Reliance Global Holdings, LLC transferred all of the outstanding membership interest in SWMT and FIS to the Company. In exchange for the membership interest, the Board of Directors of Reliance Inc. issued 173,122 shares of restricted common stock of Reliance Inc. for all the membership interest of SWMT and FIS.

The operating results of the acquired business has been included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2019. The revenues of the acquired business for the period from May 1, 2019 to December 31, 2019 was $1,166,778 and the net income was $9,773. The revenues and net income for the acquired business as a standalone entity per ASC 805 from January 1, 2019 to December 31, 2019 were $1,780,427 and $176,154. The revenues of the acquired business for the year ending December 31, 2020 was $2,134,177 and the net income was $246,681.

Altruis Benefits Consulting, Inc.:

On September 1, 2019, the Company entered into a Stock Purchase Agreement with Altruis Benefits Consulting, Inc. whereby the Company purchased the business and certain assets noted within the Purchase Agreement (the “ABC Acquisition”) for a total purchase price of $7,688,168. The purchase price was paid with a cash payment of $5,202,364, $578,040 in shares of the Company’s common stock, and an earn-out payment made annually for 3 years. Each year one-third of the earn-out shares held in escrow shall be released to the seller. The yearly earn-out payments are equal to 6.66% of the final earn-out EBITDA multiplied by 7.00. The earn-out measurement periods are the 12 months commencing September 1, 2019 and ending August 31, 2022. The balance of the earn-out liability as of December 31, 2019 was $1,894,842 and is included in long term debt on the balance sheet. The ABC Acquisition is being accounted for as a business combination in accordance with the acquisition method whereby the total purchase consideration was allocated to intangible assets acquired based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the ABC Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Cash	$1,850,037
Trade name and trademarks	714,600	5
Customer relationships	753,000	10
Non-competition agreements	1,168,600	5
Goodwill	4,949,329	Indefinite
Fixed assets	85	5
Payable to seller	(1,747,483)
	$7,688,168

Goodwill of $4,949,329 arising from the ABC Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the ABC Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the ABC Acquisition incurred were $92,172 recorded as a component of General and administrative expenses on the accompanying Consolidated Statement of Operations for the year ended December 31, 2019.

The operating results of the acquired business has been included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2019. The revenues of the acquired business for the period from September 1, 2019 to December 31, 2019 was $625,036 and the net loss was $67,682. The revenues and net income for the acquired business as a standalone entity per ASC 805 from January 1, 2019 to December 31, 2019 were $2,469,636 and $150,705. The revenues of the acquired business for the year ending December 31, 2020 was $2,380,051 and the net loss was $88,185.

UIS Transaction

On August 17, 2020, the Company entered into a Stock Purchase Agreement with UIS Agency LLC whereby the Company shall purchase the business and certain assets noted within the Purchase Agreement (the “UIS Acquisition”) for a total purchase price of $883,334. The purchase price was paid with a cash payment of $601,696, $200,000 in shares of the Company’s common stock and an earn-out payment. Three cash installment payments totaling $500,000 were due on September 30, 2020, October 31, 2020 and December 31, 2020. Earn-out payment is dependent on the Net Product Line Revenues being equal to or greater than $450,000 for the measurement period. The balance of the earn-out liability as of December 31, 2020 was $81,638 and is included in long term debt on the balance sheet.

The UIS Acquisition was accounted for as a business combination in accordance with the acquisition method under the guidance in ASC 805-10 and 805-20. Accordingly, the total purchase consideration was allocated to intangible assets acquired based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the UIS Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Cash	$5,772
Trade name and trademarks	35,600	5
Customer relationships	100,000	10
Non-competition agreements	25,500	5
Goodwill	716,462	Indefinite
	$883,334

Goodwill of $716,462 arising from the UIS Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the UIS Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the UIS Acquisition incurred were $33,344 recorded as a component of General and administrative expenses. The revenues of the acquired business for the period from August 17, 2020 to December 31, 2020 was $65,018. The revenues for the acquired business as a standalone entity per ASC 805 from January 1, 2020 to December 31, 2020 were $377,921. The net loss for the acquired business was not determinable as the business was fully integrated with an existing subsidiary of the Company.

Recent Developments

Securities Purchase Agreement

On February 19, 2020, the Company entered into a securities purchase agreement with NSURE, Inc. (“NSURE”) whereas the Company may invest up to an aggregate of $20,000,000 in NSURE which will be funded with three tranches. In exchange, the Company will receive a total of 5,837,462 shares of NSURE’s Class A Common Stock, which represents 35% of the outstanding shares. The first tranche of $1,000,000 was paid immediately upon execution of the agreement. As a result of the first tranche, the Company received 291,873 shares of NSURE’s Class A Common Stock. The second tranche of $3,000,000 and third tranche of $16,000,000 were originally scheduled for a date in 2020, but the Company has decided to not make any additional purchases of NSURE’s stock. The Company is not legally obligated to make any further purchases of stock. The Company will use the cost method of acquisition for the initial recognition of this investment. Once the Company determines that it can exercise significant influence over NSURE, it will begin to account for its investment under the equity method. On June 1, 2020, the Company invested an additional $200,000 and received 58,375 shares of NSURE Class A Common Stock. On August 5, 2020 and August 20, 2020, the Company invested an additional $100,000 and $50,000, respectively, for which the Company received 43,781 shares of NSURE Class A common stock. As of December 31, 2020, the investment balance is $1,350,000.

Paycheck Protection Program

On April 4, 2020, the Company entered into a loan agreement with First Financial Bank for a loan of $673,700 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”). This loan is evidenced by a promissory note dated April 4, 2020 and matures two years from the disbursement date. This loan bears interest at a rate of 1.00% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing one year after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. This loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the loan. Upon the occurrence of an event of default, the lender may require immediate repayment of all amounts outstanding under the note. The principal and interest of the loan are repayable in 18 monthly equal installments of $37,913 each. Interest accrued in the first six months is included in the monthly installments. Installments must be paid on the 24th day of each month. On November 17, 2020 the Company received notification from the SBA that the PPP loan has been forgiven in its entirety.

Stock Purchase Agreement

In September 2020, the Company issued 31,111 shares of stock according to a stock purchase agreement and received proceeds of $200,000. Reliance Holdings guaranteed the recipient that after 12 months of the purchase of these shares they will be worth at least $200,000 total or $100,000 respectively to each of the two recipients. If the shares at the end of 12 months are not equal to $100,000 Reliance Holdings will either transfer some of its own shares or give cash for the difference.

Acquisition of UIS Agency LLC

On August 17, 2020, the Company entered into a Stock Purchase Agreement with UIS Agency LLC whereby the Company shall purchase the business and certain assets noted within the Purchase Agreement (the “UIS Acquisition”) for a total purchase price of $883,334. The purchase price was paid with a cash payment of $601,696, $200,000 in shares of the Company’s common stock and an earn-out payment. Three cash installment payments totaling $500,000 are due on September 30, 2020, October 31, 2020 and December 31, 2020. Earn-out payment is dependent on the Net Product Line Revenues being equal to or greater than $450,000 for the measurement period. The balance of the earn-out liability as of December 31, 2020 was $81,638 and is included as a separate line item on the balance sheet.

Registration of Securities

The Company filed a Form 424(b)(4) on February 8, 2021 to offer 1,800,000 shares of common stock and accompanying Series A warrants at a public offering price of $6.00 per share and accompanying Series A warrant for aggregate gross proceeds of $10,800,000 prior to deducting underwriting discounts, commissions, and other offering expenses.

Results of Operations

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

The following table sets forth our revenue and operating expenses for each of the years presented.

	December 31, 2020	December 31, 2019
Revenue
Commission income	$7,279,530	$4,450,785
Total revenue	7,279,530	4,450,785

Operating expenses
Commission expense	1,569,752	705,714
Salaries and wages	3,654,284	2,316,533
General and administrative expenses	4,205,797	3,638,896
Marketing and advertising	168,778	165,574
Depreciation and amortization	1,325,337	727,979
Total operating expenses	10,923,948	7,554,696

(Loss) income from operations	(3,644,418)	(3,103,911)

Other expense, net	(563,287)	(391,570)
Gain on Extinguishment of debt	508,700
	(54,587)	(391,570)

Net (loss) income	$(3,699,005)	$(3,495,481)

Revenues

The Company’s revenue is primarily comprised of commission paid by health insurance carriers related to insurance plans that have been purchased by a member who used the Company’s service. The Company defines a member as an individual currently covered by an insurance plan, including individual and family, Medicare-related, small business, and ancillary plans, for which the Company are entitled to receive compensation from an insurance carrier.

The Company had revenues of $7,279,530 for the year ended December 31, 2020, as compared to $4,450,785 for the year ended December 31, 2019. The increase of $2,828,745 was primarily due to the insurance agencies acquired in 2019 reporting revenue for the full twelve months of 2020 compared to partial year of revenue for the agencies acquired in 2019. Altruis, which was purchased in September 2019, contributed approximately $2,372,424 towards the revenue increase. The additional variance was primarily due to the fact that SWMT and FIS which were acquired during April and May of 2019 respectively and also had twelve months of revenues reported in 2020. SWMT and FIS reported revenues of $1,563,370 and $2,154,350 respectively for the year ending December 31, 2020.

Commission expense

The Company had total commission expense of $1,569,752 for the year ending December 31, 2020 compared to $705,714 for the year ending December 31, 2019. The increase of $864,038 or 122% was due to Altruis having a full 12 months of expense compared to 2019 where it reported for 3 months. In the year ending December 31, 2020 Altruis reported $1,051,711 of the total commission expense.

Salaries and wages

The Company reported $3,654,284 of salaries and wages expense for the year ending December 31, 2020 compared to the year ending December 31, 2019. The increase of $1,337,751 or 58% is attributable to FIS, SWMT and Altruis which since acquired have not reported a full 12 months of expenses. For the year ended December 31, 2020 the three companies comprised $2,260,193 of the total expense for the current year under Audit. The Company is made up of insurance agents and front office employees.

General and administrative expenses

The Company had total general and administrative expenses of $4,205,797 for the year ending December 31, 2020, as compared to $3,638,896 for the year ending December 31, 2019. The increase in expense was due to $566,901 of additional stock option expense and professional fees increased approximately $250,000 due to the Company preparing to become public which increased Audit, legal and consulting fees.

Marketing and advertising

The Company reported $168,778 of marketing and advertising expense for the year ending December 31, 2020 compared to $165,574 for the year ending December 31, 2019. The increase of $3,204 is consistent with the prior year.

Depreciation and amortization

The Company reported $1,325,337 of depreciation and amortization expense for the year ending December 31, 2020 compared to $727,979 for the year ending December 31, 2019. The increase of $597,358 or 82% is attributable to FIS, SWMT and Altruis which since acquired have not reported a full 12 months of expenses. For the year ended December 31, 2020 the three companies comprised $1,041,352 of the total expense for the current year under Audit. The additions to property, plant and equipment as well as amortized intangibles is made up of customer lists, non-compete agreements and trade names acquired through acquisitions.

Other income and expense

The Company reported $563,287 of other expense for the year ending December 31, 2020 compared to $391,570 for the year ending December 31, 2019. The decrease of $171,717 or 44% is attributable to interest expense, loan fees and debt issuance cost amortization, which totaled $563,327 offset by other income of $27,497. Additionally, the Company’s PPP loan, $508,700, was forgiven in November of 2020.

Liquidity and capital resources

On July 1, 2020, the Company entered into an agreement to provide additional lines of insurance to small business groups. These additional lines of insurance will provide revenue expansion opportunities and allows the Company to access an even larger insurance market. Additionally, management is planning to raise additional financing through an equity offering, although, there can be no assurance that additional equity financing will be available on terms acceptable to the company or at all.

As of December 31, 2020, the Company had a cash balance of $529,581 and working capital deficit of $6,073,982 compared with a cash balance of $6,703 and a working capital deficit of $4,020,803 at December 31, 2019. The increase in working capital deficit was caused by the increased working capital deficit of the entities acquired in 2020 and 2019.

In 2020 the Company acquired one agency, UIS Agency LLC, and in 2019, the Company acquired three additional agencies to grow the company and improve profitability. Since these acquisitions are recent, management’s plans to achieve operational efficiencies and reduce expenses to enable the Company to continue to meet its obligations for at least the next twelve months. Additionally, Reliance Holdings has committed to fund the Company for at least the next 12 months in the event that the capital raise is not successful.

The spread of the coronavirus (COVID-19) outbreak in the United States has resulted in economic uncertainties which may negatively impact the Company’s business operations. While the disruption is expected to be temporary, there is uncertainty surrounding the duration and extent of the impact. Currently the Company has not seen any material financial impact as a result of the coronavirus outbreak. However, management is actively monitoring the global situation on its financial condition, liquidity, operations, industry and workforce.

Adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business and our business strategy. While we do not anticipate any material impact to our business operations as a result of the coronavirus, in the event of a major disruption caused by the outbreak of pandemic diseases such as coronavirus, we may lose the services of our employees or experience system interruptions, which could lead to diminishment of our business operations. Any of the foregoing could harm our business and delay the implementation of our business strategy and we cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business.

To this effect on April 4, 2020, the Company entered into a loan agreement with First Financial Bank for a loan of $673,700 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The Company intends to use the entire loan amount for designated qualifying expenses and to apply for forgiveness in accordance with the terms of the PPP. This loan is evidenced by a promissory note dated April 4, 2020 and matures two years from the disbursement date. This loan bears interest at a rate of 1.00% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing one year after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. This loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the loan. Upon the occurrence of an event of default, the lender may require immediate repayment of all amounts outstanding under the note. The principal and interest of the loan are repayable in 18 monthly equal installments of $37,913 each. Interest accrued in the first six months is included in the monthly installments. Installments must be paid on the 24th day of each month. As of December 31, 2020, the Company has repaid a total of $165,000 on this loan. As of December 31, 2020, the Company did not have any loans payable in relation to the PPP loan. On November 17, 2020 the Company received notification from the SBA that the PPP loan has been forgiven in its entirety.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(468,465)	$(373,934)
Net cash used in investing activities	(1,946,194)	(11,879,652)
Net cash provided by financing activities	2,452,655	12,643,965
Net increase (decrease) in cash, cash equivalents, and restricted cash	$37,996	$390,379

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $468,465, which includes a net loss of $3,699,005 offset by non-cash expenses of $2,310,989 principally related to share based compensation expense of $1,471,068, depreciation and amortization of $1,325,338, amortization of debt issuance costs of $22,887 and the forgiveness of the Company’s PPP loan $508,700, as well as changes of net working capital items in the amount of $919,551 principally related to the increase in accounts payable and accrued expenses of $990,356, the increase in other payables of $54,149, and an decrease accounts receivable of $132,829. The increase in cash flow used in operating activities additionally was due to the increase in net loss of approximately $203,524 and a full year of cash flows used in operation for the agencies acquired in 2019.

Investing Activities.

During the year ended December 31, 2020, cash flows used in investing activities were $1,946,194 compared to cash flow used in investing activities of $11,879,652 for the year ended December 31, 2019. The decrease in cash used in investing activities was due to one agency being acquired in 2020 compared to three agencies acquired in 2019. Net cash used in investing activities for the year ended December 31, 2020 was $1,946,194 due to the investment the Company made in NSURE, Inc. of $1,350,000 and the acquisition of UIS Agency LLC.

Financing Activities.

During the year ended December 31, 2020, cash provided by financing activities was $2,452,655 as compared to $12,643,965 for the year ended December 31, 2019. The net cash provided by financing activities is primarily related to proceeds from the PPP loan in the amount of $673,700, proceeds from related party loans payable in the amount of $1,441,458, and proceeds from the issuance of common stock in the amount of $1,200,000, partially offset by the repayments of the PPP loan in the amount of $165,000, repayment of debt in the amount of $455,132 and repayments of related party loans payable in the amount of $242,371. The decrease was primarily related to principal repayments of debt and less debt issued, debt issued to related parties, and less common stock issued for acquisitions during the year ended December 31, 2020.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that we believe to be reasonable under the circumstances. Estimates and judgments may vary under different assumptions or conditions. We evaluate our estimates and judgments on an ongoing basis. Our management believes the accounting policies below are critical in the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments.

Business acquisitions: Accounting for acquisitions requires us to estimate the fair value of consideration paid and the individual assets and liabilities acquired, which involves a number of judgments, assumptions, and estimates that could materially affect the amount and timing of costs recognized in subsequent periods. Accounting for acquisitions can also involve significant judgment to determine when control of the acquired entity is transferred. We typically obtain independent third-party valuation studies to assist in determining fair values, including assistance in determining future cash flows, discount rates, and comparable market values. Items involving significant assumptions, estimates, and judgments include the following:

● Debt, including discount rate and timing of payments;

● Deferred tax assets, including projections of future taxable income and tax rates;

● Fair value of consideration paid or transferred;

● Intangible assets, including valuation methodology, estimations of future revenue and costs, and discount rates;

Contingencies: We are subject to the possibility of losses from various contingencies. Significant judgment is necessary to estimate the probability and amount of a loss, if any, from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired, and the amount of loss can be reasonably estimated. In accounting for the resolution of contingencies, significant judgment may be necessary to estimate amounts pertaining to periods prior to the resolution that are charged to operations in the period of resolution and amounts related to future periods.

Goodwill and intangible assets: We test goodwill for impairment in our fourth quarter each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of the reporting unit with goodwill is less than its carrying value. For reporting units for which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is considered not impaired and we are not required to perform the goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the fair value of the reporting unit. For reporting units for which this assessment concludes that it is more likely than not that the fair value is below the carrying value, goodwill is tested for impairment by determining the fair value of each reporting unit and comparing it to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, we would record an impairment loss up to the difference between the carrying value and implied fair value.

Determining when to test for impairment, the reporting units, the assets and liabilities of the reporting unit, and the fair value of the reporting unit requires significant judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, and expenses and are developed as part of our long-range planning process. The same estimates are used in business planning, forecasting, and capital budgeting. We test the reasonableness of the output of our long-range planning process by calculating an implied value per share and comparing that to current stock prices, analysts’ consensus pricing, and management’s expectations. These estimates and assumptions are used to calculate projected future cash flows for the reporting unit, which are discounted using a risk-adjusted rate to estimate a fair value. The discount rate requires determination of appropriate market comparables. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

We test other identified intangible assets with definite useful lives when events and circumstances indicate the carrying value may not be recoverable by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We test intangible assets with indefinite lives annually for impairment using a fair value method such as discounted cash flows. Estimating fair values involves significant assumptions, including future sales prices, sales volumes, costs, and discount rates.

Income taxes: We are required to estimate our provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. These estimates involve significant judgment and interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of the applicable year. We are also required to evaluate the realizability of our deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of our performance and other relevant factors. Realization of deferred tax assets is dependent on our ability to generate future taxable income. In recent periods, our results of operations have benefited from increases in the amount of deferred taxes we expect to realize, primarily from the levels of capital spending and increases in the amount of taxable income we expect to realize in Japan and the United States. Our income tax provision or benefit is dependent, in part, on our ability to forecast future taxable income in these and other jurisdictions. Such forecasts are inherently difficult and involve significant judgments including, among others, projecting future average selling prices and sales volumes, manufacturing and overhead costs, levels of capital spending, and other factors that significantly impact our analyses of the amount of net deferred tax assets that are more likely than not to be realized.

Revenue recognition:

All commission revenue is recorded net of any deductions for estimated commission adjustments due to lapses, policy cancellations, and revisions in coverage.

The Company earns additional revenue including contingent commissions, profit-sharing, override and bonuses based on meeting certain revenue or profit targets established periodically by the carriers (collectively the Contingent Commissions). The Contingent Commissions are earned when the Company achieves the targets established by the insurance carries. The insurance carriers notify the company when it has achieved the target. The Company only recognizes revenue to the extent that it is probable that a significant reversal of the revenue will not occur.

Stock-based compensation: Stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense using the straight-line amortization method over the requisite service period. For performance-based stock awards, the expense recognized is dependent on our assessment of the likelihood of the performance measure being achieved. We utilize forecasts of future performance to assess these probabilities and this assessment requires significant judgment.

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires significant judgment, including estimating stock price volatility and expected option life. We develop these estimates based on historical data and market information which can change significantly over time. A small change in the estimates used can result in a relatively large change in the estimated valuation. We use the Black-Scholes option valuation model to value employee stock options and awards granted under our employee stock purchase plan. We estimate stock price volatility based on our historical volatility implied volatility derived from traded options on our stock.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See the financial statements filed as part of this Annual Report on Form 10-K as listed under Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Controls and Procedure Requirements for Newly Public Companies

In accordance with Release No. 33-8760 states that domestic companies and foreign private issuers that become public through an IPO or registered exchange offer or that otherwise become subject to 1934 Exchange Act reporting requirements do not have to provide a management assessment or an auditor’s report on internal control over financial reporting until they have previously filed one annual report with the SEC. Thus, such companies do not have to comply with the internal control management and auditor assessment and reporting requirements until the company files its second annual report with the SEC. Note that this provision applies to a newly public company of any size, not just non-accelerated issuers.

During fiscal year 2020, the management determined it had a material weakness in its financial reporting and closing process. The Company plans to mitigate this material weakness by hiring an SEC reporting manager in fiscal 2021.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors and executive officers of the Company, their ages as of the date of this Form 10-K, their positions held, and all commenced service with the Company in 2020.

Name	Age	Position(s) Held
Ezra Beyman	64	Chairman of the Board and Chief Executive Officer
Alex Blumenfrucht	32	Director and Chief Financial Officer
Yaakov Beyman	37	Executive Vice President, Insurance Division
Scott Korman	64	Director and Chair of the Compensation Committee and Member of the Audit and Nominating and Governance Committees
Ben Fruchtzweig	56	Director and Chair of the Audit Committee and Member of the Compensation and Nominating and Governance Committees (and Audit Committee Financial Expert)
Sheldon Brickman	55	Director and Chair of the Nominating and Governance Committee and Member of the Audit and Compensation Committees

Ezra Beyman:

2018 – Present: CEO of Reliance Global Group, Inc.

1985- Present: Chairman of Reliance Global Holdings, LLC and Affiliates

Ezra Beyman has served as the Chairman of our Board of Directors and our Chief Executive Officer since 2018. Mr. Beyman is the central force leading the success and growth of Reliance Global Holdings and RELI. Drawing on his nearly three decades of entrepreneurial experience in real estate and ten years in insurance, he has set his vision and acuity on one integrated goal: integrity and success. At one point in time Mr. Beyman’s portfolio of commercial and residential properties comprised of approximately 40,000 units, as well as several insurance companies. In 1985, he founded a small mortgage broker, together with his wife, which he operated in his basement. From there, his company rapidly grew into a dynamic force on the market. By 2008, he owned the third largest licensed mortgage brokerage in the U.S., having acquired numerous mortgage companies in the interim. He also expanded to real estate acquisition, having grown his portfolio to over three billion dollars. In expanding his investments, Mr. Beyman began exploring opportunities in other markets, acquiring several insurance agencies in both Florida and New Jersey. His latest venture includes entering the domains of warrantee and insurance carriers. Raised in the New York metropolitan area, Mr. Beyman spent his secondary and post-secondary school years at Mesivta Tifereth Yerushalayim, where he advanced his analytic abilities while mastering various areas of Talmudic studies, earning a position as one of the closest students of the Dean. He earned his First Talmudic degree in 1975. From early in his career, Mr. Beyman has worked closely with his wife, whom he made an equal equity partner in all his enterprises in 2009. He is now seeking to grow their enterprise in the post-recession era to peaks surpassing their previous successes. The Board determined that Mr. Beyman’s business experience makes him an ideal director for the Company.

Alex Blumenfrucht:

2018 - Present: CFO of Reliance Global Group, Inc.

2015 – 2018: Audit senior at Deloitte and Touché.

Alex Blumenfrucht has served as member of our board of directors and our Chief Financial Officer since 2018. Mr. Blumenfrucht serves as the Chief Financial Officer (CFO) of RELI and also serves as the CFO at Reliance Global Holdings. Prior to joining Reliance Global Holdings, Mr. Blumenfrucht served as an Audit & Assurance Professional at Deloitte & Touché, LLP where he successfully led audit teams on both public and privately held corporations. Mr. Blumenfrucht’s extensive experience in internal control, financial analysis, and reporting for both private and publicly traded companies is central to the Company’s management of finances, reporting, and controls and makes him an ideal director.

Yaakov Beyman:

2018 – Present: Executive VP of Insurance Division, Reliance Global Group, Inc.

2012 – 2018: Executive VP of Insurance Division, Empire Insurance Holdings

Yaakov Beyman has served as the Executive Vice President of the Insurance Divisions since 2018. Mr. Beyman oversees the insurance operations of Reliance Global Holdings. He works from a platform that includes both strategizing the future vision of the insurance division and developing and implementing operational tools on a more granular level to grow the various insurance businesses. In his role as a strategist, Mr. Beyman has mapped a clear future: expand the various insurance products that RELI offers both geographically and in category. On the more hands-on level, Mr. Beyman (who holds insurance licenses in most of the continental U.S.) is heavily involved in marketing, maintaining state of the art technological models, financial management and distribution, and entity creation and maintenance. Combining his roles as the idea-generator and implementer, he is well-equipped to take the lead role in growing the Company.

Scott Korman:

Joined Board in 2019

1984 – Present: President of Nashone, Inc

2019 – Present: CEO, Illumina Radiopharmaceuticals LLC

Scott Korman, 65, currently serves as President of Nashone, Inc., a private equity firm, which he founded in 1984. In this role, Mr. Korman is involved in financial advisory, M&A, and general management assignments. He is a founder and Managing Member and CEO of Illumina Radiopharmaceuticals LLC, CEO of Red Mountain Medical Holdings, Inc. Mr. Korman previously served as Chairman of Da-Tech Corporation, a Pennsylvania based contract electronics manufacturer and as Chairman and CEO of Best Manufacturing Group LLC, a leading manufacturer and distributor of uniforms, napery, service apparel, and hospitality and healthcare textiles. Mr. Korman also served as President and CEO of Welsh Farms Inc., a full-service dairy processor and distributor of milk, ice cream mix and ice cream products. Mr. Korman received a B.S. degree in Economics from the University of Pennsylvania Wharton School. He has served as a member of the Board of Directors of Tofutti Brands, Inc. since December 2011, and advises companies including Damina Advisors, CFO Squad, Beis Capital LLC and Cinch Delivers LLC. He also serves on the boards of various not-for-profit groups. The Board determined that Mr. Korman’s business experience makes him an ideal director for the Company.

Ben Fruchtzweig:

Joined Board in 2019

2013 – Current: Mosdos Beis Abba

Ben Fruchtzweig, 56, brings decades of executive experience in accounting and financial services. He has served as Chief Comptroller/Financial Analyst at national financial services and investment companies. He received his NYS C.P.A license in 1987 and has worked at Deloitte Haskins and Sells and other leading accounting firms. Currently, Mr. Fruchtzweig lectures on a variety of topics including business ethics. He also serves on a voluntary basis as a trustee of a non-profit private foundation, which serves to provide the needed financial support, services and guidance to qualifying individuals and families. Mr. Fruchtzweig graduated Magna Cum Laude from Queens College/ C.U.N.Y. in June 1985. The Company’s Board believes that his strong accounting and finance background makes him a strong director.

Sheldon Brickman:

Joined Board in 2020

2013 – Present: President of Rockshore Advisors LLC

Sheldon Brickman has over 25 years of M&A advisory and business development experience, totaling more than $40 billion in deal value. He has worked for numerous multibillion-dollar insurance carriers, including assignments for such companies as AIG, Aetna and National General. Sheldon has assisted international companies (UAE, UK, Asia and Latin America), start-up operations, and regional insurance carriers. Mr. Brickman’s experience covers the property casualty and life/health markets, including working with insurance carriers, managing general agencies, wholesalers, retailers and third-party administrators. The Board determined that Mr. Brickman’s M&A and insurance industry experience makes him an ideal director for the Company.

Family Relationships

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. Except for Ezra Beyman and Yaakov Beyman (father and son), there are no family relationships between any of our directors or executive officers.

Committees of the Board of Directors

Our Board has established three standing committees: an audit committee, a nominating and corporate governance committee and a compensation committee, which are described below. Members of these committees are elected annually at the regular board meeting held in conjunction with the annual stockholders’ meeting. The charter of each committee is available on our website at www.relianceglobalgroup.com, and our committee appointments are set forth above.

Audit Committee

The Audit Committee has authority to review our financial records, deal with our independent auditors, recommend to the Board policies with respect to financial reporting, and investigate all aspects of our business. All of the members of the Audit Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

The Audit Committee has sole authority for the appointment, compensation and oversight of the work of our independent registered public accounting firm, and responsibility for reviewing and discussing with management and our independent registered public accounting firm our audited consolidated financial statements included in our Annual Report on Form 10-K, our interim financial statements and our earnings press releases. The Audit Committee also reviews the independence and quality control procedures of our independent registered public accounting firm, reviews management’s assessment of the effectiveness of internal controls, discusses with management the Company’s policies with respect to risk assessment and risk management and will review the adequacy of the Audit Committee charter on an annual basis.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee has the following responsibilities: (a) setting qualification standards for director nominees; (b) identifying, considering and nominating candidates for membership on the Board; (c) developing, recommending and evaluating corporate governance standards and a code of business conduct and ethics applicable to the Company; (d) implementing and overseeing a process for evaluating the Board, Board committees (including the Committee) and overseeing the Board’s evaluation of the Chairman and Chief Executive Officer of the Company; (e) making recommendations regarding the structure and composition of the Board and Board committees; (f) advising the Board on corporate governance matters and any related matters required by the federal securities laws; and (g) assisting the Board in identifying individuals qualified to become Board members; recommending to the Board the director nominees for the next annual meeting of shareholders; and recommending to the Board director nominees to fill vacancies on the Board.

The Nominating and Governance Committee determines the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director (the “Director Criteria”); identifies and screens individuals qualified to become members of the Board, consistent with the Director Criteria. The Nominating and Governance Committee considers any director candidates recommended by the Company’s shareholders pursuant to the procedures described in the Company’s proxy statement, and any nominations of director candidates validly made by shareholders in accordance with applicable laws, rules and regulations and the provisions of the Company’s charter documents. The Nominating and Governance Committee makes recommendations to the Board regarding the selection and approval of the nominees for director to be submitted to a shareholder vote at the Annual Meeting of shareholders, subject to approval by the Board.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation.

The Compensation Committee is responsible for: (a) assisting our Board in fulfilling its fiduciary duties with respect to the oversight of the Company’s compensation plans, policies and programs, including assessing our overall compensation structure, reviewing all executive compensation programs, incentive compensation plans and equity-based plans, and determining executive compensation; and (b) reviewing the adequacy of the Compensation Committee charter on an annual basis. The Compensation Committee, among other things, reviews and approves the Company’s goals and objectives relevant to the compensation of the Chief Executive Officer, evaluate the Chief Executive Officer’s performance with respect to such goals, and set the Chief Executive Officer’s compensation level based on such evaluation. The Compensation Committee also considers the Chief Executive Officer’s recommendations with respect to other executive officers and evaluates the Company’s performance both in terms of current achievements and significant initiatives with long-term implications. It assesses the contributions of individual executives and recommend to the Board levels of salary and incentive compensation payable to executive officers of the Company; compares compensation levels with those of other leading companies in similar or related industries; reviews financial, human resources and succession planning within the Company; recommend to the Board the establishment and administration of incentive compensation plans and programs and employee benefit plans and programs; recommends to the Board the payment of additional year-end contributions by the Company under certain of its retirement plans; grants stock incentives to key employees of the Company and administer the Company’s stock incentive plans; and reviews and recommends for Board approval compensation packages for new corporate officers and termination packages for corporate officers as requested by management.

Changes in Nominating Procedures

None.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles. Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

Our Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board focuses on the most significant risks facing the Company and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board’s risk parameters. While the Board oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our board leadership structure supports this approach.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Commission initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statement of changes in beneficial ownership with respect to their ownership of the Company’s securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file.

The Company does not report on compliance with Section 16(a).

Item 11. Executive Compensation

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards (Unvested) ($)(1)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Ezra Beyman, CEO	2020	52,000	-	-	-	-	-	-	52,000
	2019	11,000	-	-	-	-	-	-	11,000

Alex Blumenfrucht, CFO	2020	190,000	10,000	-	-	-	-	-	200,000
	2019	48,077	-	-	321,400	-	-	-	369,477

Yaakov Beyman, EVP Insurance	2020	190,000	-	-	-	-	-	-	190,000
	2019	43,846	-	-	321,400	-	-	-	365,246

(1)	Each option grant is for 23,333 options, each valued at $321,400.

There are no employees that receive compensation from Reliance Global Holdings, or another affiliate. Alex Blumenfrucht, CFO, and Yaakov Beyman, EVP Insurance Division, have each received 23,333 stock options on September 3, 2019 subject to vesting terms over a period of 3 years. Currently, there are no compensation agreements for executive officers aside for verbal agreements as noted below. Once the Company is listed on Nasdaq, we will have compensation agreements for our executives. These are verbal agreements as of the current time.

Name	Position	Date	Salary (Annual)	Stock awards ($)	Un-exercisable Option awards (# of Shares)
Ezra Beyman	CEO	12/31/2020	$52,000-	-	-
Alex Blumenfrucht	CFO	12/31/2020	$190,000-	-	-
Yaakov Beyman	EVP, Insurance Division	12/31/2020	$190,000-	-	-

During the year ended December 31, 2019, the Company adopted the Reliance Global Group, Inc. 2019 Equity Incentive Plan (the “Plan”) under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants, and service providers. A total of 700,000 shares of common stock are reserved for issuance under the Plan. At December 31, 2019, there were 470,167 shares of common stock reserved for future awards under the Plan. The Company issues new shares of common stock from the shares reserved under the Plan upon exercise of options.

The Plan is administered by the Board of Directors (the “Board”). The Board is authorized to select from among eligible employees, directors, and service providers those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Board is also authorized to prescribe, amend, and rescind terms relating to options granted under the Plan. Generally, the interpretation and construction of any provision of the Plan or any options granted hereunder is within the discretion of the Board.

The Plans provide that options may or may not be Incentive Stock Options (ISOs) within the meaning of Section 422 of the Internal Revenue Code. Only employees of the Company are eligible to receive ISOs, while employees, non-employee directors, consultants, and service providers are eligible to receive options which are not ISOs, i.e. “Non-Statutory Stock Options.” The options granted by the Board in connection with its adoption of the Plan were Non-Statutory Stock Options.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option.

Director Compensation

The table below shows the compensation paid to our non-employee directors during 2019 and 2020 as there was no director compensation in 2018.

Name	Fees earned or paid in cash	Stock awards ($)	Un-exercisable Option awards (# of Shares)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total (# of Restricted Shares)
Ben Fruchtzweig	2020	-	-	-	-	-	-
Director	2019	$4,138	4,083				4,083
Scott Korman	2020
Director	2019	$4,138	4,083				4,083
Sheldon Brickman	2020	$4,138	4,083	-	-	-	4,083
Director	2019	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of our common stock as of December 31, 2020 with respect to: (i) each person known to us to be the beneficial owner of more than five percent of our common stock; (ii) all directors; (iii) all named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Shares of common stock issuable upon exercise of options or warrants as of December 31, 2020 or are exercisable within 60 days of such date are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of calculating the percentage ownership of such person but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person. Applicable percentage ownership is based on 4,241,028 shares of common stock outstanding as the date of December 31, 2020.

Name and Address of Beneficial Owner(1)	Number of Shares Common	Number of Shares Preferred****	Beneficial Ownership Percentage*****
5% Stockholders
Reliance Global Holdings – 300 Blvd. of the Americas, Suite 105, Lakewood, NJ 08701**	1,085,193	3,944,732	61.45%
RELI NY LLC – PO Box 180240, Brooklyn, NY 11218***	609,453	-	7.45%
Named Executive Officers and Directors
Ezra Beyman	1,085,193	3,944,732	61.45%
Alex Blumenfrucht	23,333	-	*
Yaakov Beyman	58,333	-	*
Alex Blumenfrucht	23,333
Sheldon Brickman	-	-
Scott Korman	-	-
Ben Fruchtzweig	3,011	-	*
All directors and executive officers as a group (6 persons)	1,169,870	3,944,732	62.48%

* Represents beneficial ownership of less than 1%.

** Reliance Global Holdings, LLC is an entity controlled by Ezra Beyman, CEO of the Company

*** This entity is controlled by Leah Weiss, a non-related and independent member who has an address of P.O. Box 180240, Brooklyn, NY 11218.

****Consists of 394,473 shares of Series A Preferred Stock, which is convertible at a ratio of 10:1 into common stock and assumes full conversion.

*****All common share equivalents of the outstanding shares of Series A Preferred Stock are factored into both the numerator and denominator of the equation.

The transfer agent and registrar for our common stock is VStock Transfer. The transfer agent and registrar’s address is 18 Lafayette Place, Woodmere, New York 11598. Its telephone number is (212) 828-8436.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2017 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

The Company has entered into a Loan Agreement with its Parent Company, Reliance Holdings, dated September 24, 2018. There is no term to the loan, and it bears no interest. Repayment will be made as the Company has business cash flows. The proceeds from the loan were utilized to fund the USBA Acquisition, the EBS Acquisition, and CCS Acquisition. As of December 31, 2020 the related party loan balance was $4,666,520.

Reliance Holdings provided $300,981 for funding of the USBA Acquisition and paid $83,162 in transaction costs on behalf of the Company.

Reliance Holdings provided $160,523 for funding the EBS Acquisition and paid $44,353 in transaction costs on behalf of the Company.

For, the CCS Acquisition, Reliance Holdings provided $242,484 for funding of the acquisition and paid $113,247 in transaction costs on behalf of the Company. Included in the funding this acquisition is the balance of the purchase price, having a value of $120,000, that is to be paid in the form 8,889 shares of common stock in the Company. The Closing Shares are to be transferred from the shares owned by Reliance Holdings and were transferred subsequent to December 31, 2018; and as a result, is a component of Loans payables, related parties on the accompanying Consolidated Balance Sheets.

At December 31, 2020, and 2019 there was $4,666,520 and $3,462,630 respectively outstanding under the loan agreement.

At December 31, 2020, and 2019 Reliance Holdings owned approximately 26% and 32% respectively of the common stock of the Company.

To the best of our knowledge, during the past two fiscal years, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds the lesser of (A) $120,000 or (B) one percent of our average total assets at year-end for the last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Messrs. Fruchtzweig, Korman and Brickman are “independent” directors based on the definition of independence in the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”).

Policies and Procedures for Related Party Transactions

All future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

Item 14. Principal Accounting Fees and Services

Mazars USA LLP (“Mazars”) has served as our independent auditors since March 9, 2020. The appointment of Mazars as our independent public accountants was unanimously approved by the Audit Committee and our Board of Directors. Mazars is the successor to our former independent auditors, Friedman LLP (“Friedman”). Friedman served as our independent auditors from December 5, 2018 until March 1, 2020.

The following table sets forth the aggregate fees paid by Reliance LLC for the fiscal years ended December 31, 2020 and 2019 to our independent auditors:

Auditors	Years	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
Mazars USA LLP	2020	$260,410		$22,536	—
Mazars USA LLP	2019	$123,000	—	$7,085	—
Friedman, LLP	2020	$25,773	$55,400	—	—
Friedman, LLP	2019	$156,544		$5,376	—

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this Annual Report on Form 10-K

	(1)	Financial Statements

See Index to Financial Statements on page F-1 of this Annual Report on Form 10-K

	(2)	Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included elsewhere in Annual Report on Form 10-K.

	(3)	Exhibits

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Reliance Global Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reliance Global Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period December 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations

Critical Audit Matter Description

As described in Notes 2 and 3 to the consolidated financial statements, the Company accounts for its business combination using the acquisition method of accounting. Under the acquisition method, the assets acquired, and the liabilities assumed, and the consideration transferred are recorded at the date of acquisition at their respective values. Finite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The Company purchased UIS Agency LLC for a total purchase price of $883,334 in 2020, which resulted in $161,100 of finite-lived intangible assets and $716,462 of goodwill. The Company utilized a valuation consultant to calculate the purchase price allocation. The process for estimating fair values of identifiable intangible assets and certain tangible assets of the UIS Agency LLC acquisition requires management to make significant estimates and assumptions, including estimating future cash flows, selection of different valuation methods, volatility factors and discount rates.

We identified the estimation of the identifiable intangible assets and purchase price allocation as a critical audit matter. Auditing management’s judgments regarding the selection of valuation methods, significant estimates related to assumptions including the selection of the discount rates, volatility factors and future cash flows, required a high degree subjectivity and an increased extent of effort, including the need to involve a firm employed valuation specialists.

How the Critical Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included:

-	Obtaining an understanding over the Company’s business combinations process, including management’s review of the significant assumptions and determination of fair value methods utilized.

-	Utilizing a firm employed valuation specialist with the skills and knowledge to assist in: (i) evaluating the reasonableness of the purchase price allocation methodology used by management to determine the fair value of the consideration transferred and the tangible assets acquired, (ii) evaluating management’s significant assumptions including comparing to third party market data, (iii) performing recalculations of the methods utilized by management.

-	Testing the completeness and accuracy of the underlying data utilized by management.

Impairment Assessment of Goodwill and Finite-Lived Intangible Assets

Critical Audit Matter Description

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s goodwill at December 31, 2020 was $9,265,070, which arose as a result of the purchase price of business acquisitions exceeding the estimated fair value of identified tangible and finite-lived intangible assets acquired. The Company’s finite-lived intangible assets at December 31, 2020, were $5,685,560 which principally consist of trademarks, customer relationships and non-competition agreements.

Goodwill and intangible assets are tested for impairment as follows:

-	Goodwill is tested for impairment at least annually at the reporting unit level or more frequently when events occur, or circumstances change. The evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair value is estimated based upon discounted future cash flow projections. If the carrying value of the asset exceeds its fair value, an impairment charge is recorded.

-	Finite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment indicators exist, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If the projection of undiscounted cash flows is less than the carrying value of a finite-lived intangible asset, an impairment charge would be recorded.

The Company utilized a valuation consultant to perform an impairment test on both goodwill and finite-lived intangible assets. There was no impairment loss identified during 2020 as a result of the test. The determination of the future cash flows of the goodwill and intangible assets requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on either the future cash flows and therefore, on the amount of any impairment charge. The determination of an impairment indicator on goodwill and finite-lived intangible assets requires management judgments and involves significant assumptions.

We identified the impairment assessment of goodwill and intangible assets as a critical audit matter. Auditing management’s judgments regarding the evaluation of impairment indicators, forecasts of future revenue and operating margin, and the discount rate to be applied involve a high degree of subjectivity.

How the Critical Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included:

-	Reviewing management’s evaluation of relevant events and circumstances to determine whether it is more likely than not that the fair value of the Company is less than its carrying value, and then corroborate that analysis with external information and evidence obtained in other areas of the audit.

-	Utilizing a firm employed valuation specialist with the skills and knowledge to assist in: (i) evaluating the appropriateness of the valuation techniques used in management’s discounted cash flow model, (ii) evaluating the significant assumptions used by management including comparing with third party market data, (iii) performing a retrospective review of forecasts to historical operating results and evaluating whether the assumptions used were reasonable considering current information as well as future expectations as well as using additional evidence obtained in other areas of the audit, (iv) performing recalculations of the methods utilized by management.

-	Testing completeness and accuracy of the data used in the impairment analysis.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2020.

Fort Washington, Pennsylvania

March 24, 2021

Reliance Global Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$45,213	$6,703
Restricted cash	484,368	484,882
Accounts receivable	236,651	103,822
Accounts receivable, related parties	-	7,131
Note receivables	3,825	3,825
Other receivables	1,952	8,284
Prepaid expense and other current assets	38,081	32,309
Total current assets	810,090	646,956
Property and equipment, net	375,947	592,251
Right-of-use assets	433,529	569,650
Investment in NSURE, Inc.	1,350,000	-
Intangibles, net	5,685,650	6,633,584
Goodwill	9,265,070	8,548,608
Other non-current assets	1,800	1,984
Total assets	$17,922,086	$16,993,033

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities	$1,143,582	$153,226
Loans payable	14,598	19,401
Current portion of loans payable, related parties	4,523,045	3,311,844
Other payables	62,500	8,351
Current portion of long-term debt	963,450	1,010,570
Current portion of leases payable	176,897	164,367
Total current liabilities	6,884,072	4,667,759

Loans payable, related parties, less current portion	143,475	150,786
Long term debt, less current portion	7,885,830	8,270,955
Leases payable, less current portion	262,904	411,159
Earn-out liability	2,631,418	2,850,050
Total liabilities	17,807,699	16,350,709
Stockholders’ equity:
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 395,640 issued and outstanding as of December 31, 2020 and 2019	33,912	33,912
Common stock, $0.086 par value; 2,000,000,000 shares authorized and 4,241,028 and 4,115,330 issued and outstanding as of December 31, 2020 and 2019, Respectively	363,517	352,743
Common stock issuable; 51,042 shares as of December 31, 2020 and 2019	822,116	822,116
Additional paid-in capital	11,377,123	8,216,829
Accumulated deficit	(12,482,281)	(8,783,276)
Total stockholders’ equity	114,387	642,324
Total liabilities and stockholders’ equity	$17,922,086	$16,993,033

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	December 31, 2020	December 31, 2019
Revenue
Commission income	$7,279,530	$4,450,785
Total revenue	7,279,530	4,450,785

Operating expenses
Commission expense	1,569,752	705,714
Salaries and wages	3,654,284	2,316,533
General and administrative expenses	4,205,797	3,638,896
Marketing and advertising	168,778	165,574
Depreciation and amortization	1,325,337	727,979
Total operating expenses	10,923,948	7,554,696

Loss from operations	(3,644,418)	(3,103,911)

Other expense, net	(563,287)	(391,570)
Gain on extinguishment of debt	508,700	-
	(54,587)	(391,570)

Net loss	$(3,699,005)	$(3,495,481)

Basic and diluted loss per share	$(0.88)	$(1.21)
Weighted average number of shares outstanding	4,183,625	2,877,655

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, January 1, 2020	395,640	$33,912	4,115,330	$352,743	51,042	$822,116	$8,216,829	$(8,783,276)	$642,324

Shares issued pursuant to investment in NSURE, Inc.	-	-	46,667	4,000	-	-	996,000	-	1,000,000

Share based compensation	-	-	-	-	-	-	1,304,401	-	1,304,401

Common Stock Issued due to Stock Purchase Agreement	-	-	31,111	2,667	-	-	197,333	-	200,000

Common Stock issued due to Earnout Agreement	-	-	21,875	1,875	-	-	298,125	-	300,000

Common stock issued related to UIS business acquisition	-	-	17,943	1,538	-	-	198,462	-	200,000

Shares issued upon termination of employee	-	-	8,102	694	-	-	165,973	-	166,667

Net loss	-	-	-	-	-	-	-	(3,699,005)	(3,699,005)

Balance, December 31, 2020	395,640	$33,912	4,241,028	$363,517	51,042	$822,116	$11,377,123	$(12,482,281)	$114,387

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, January 1, 2019	466,667	$40,000	3,099,823	$256,699	-	-	$4,682,045	$(5,287,795)	$(300,051)

Shares issued pursuant to business acquisitions	-	-	172,044	14,747	-	-	2,553,617	-	2,568,364

Shares issued to Reliance Global Holdings, LLC, related party, for transfer of ownership of SWMT and FIS	-	-	173,122	14,839	-	-	(14,839)	-	-

Shares cancelled pursuant to settlement agreement	-	-	(6,726)	(576)	-	-	576	-	-

Common stock issuable related to business acquisition	-	-	-	-	27,709	482,116	-	-	482,116

Common stock issuable related to software purchase	-	-	-	-	23,333	340,000	-	-	340,000

Share based compensation	-	-	-	-	-	-	1,047,376	-	1,047,376

Conversion of preferred stock	(71,027)	(6,088)	710,268	60,880	-	-	(54,792)	-	-

Shares cancelled pursuant to issuance of common stock for business acquisition			(33,201)	(2,846)	-	-	2,846		-

Net loss	-	-	-	-	-	-	-	(3,495,481)	(3,495,481)

Balance, December 31, 2019	395,640	$33,912	4,115,330	$352,743	51,042	822,116	$8,216,829	$(8,783,276)	$642,324

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Consolidated Statements of Cash Flows

	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(3,699,005)	$(3,495,481)
Adjustment to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	1,325,338	727,979
Amortization of debt issuance costs and accretion of debt discount	22,887	13,949
Non-cash lease expense	396	6,608
Extinguishment of PPP loan	(508,700)
Goodwill impairment	-	593,790
Stock compensation expense	1,471,068	1,047,376
Common stock issuable	-	822,116
Change in operating assets and liabilities:
Accounts payables and other accrued liabilities	990,356	54,572
Accounts receivable	(132,829)	(103,822)
Accounts receivable, related parties	7,131	(7,131)
Note receivables	-	(3,825)
Other receivables	6,332	9,035
Other payables	54,149	(8,591)
Other non-current assets	184	1,800
Prepaid expense and other current assets	(5,772)	(32,309)
Net cash used in operating activities	(468,465)	(373,934)

Cash flows from investing activities:
Investment in NSURE, Inc.	(1,350,000)	-
Acquisition of business, net of cash acquired	(596,194)	(11,317,325)
Purchase of property and equipment	-	(562,327)
Net cash used in investing activities	(1,946,194)	(11,879,652)

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Cash flows from financing activities:
Proceeds from borrowings of debt	$-	$7,982,005
Principal repayments of debt	(455,132)	(209,985)
Debt issuance costs	-	(216,125)
Loans acquired through acquisitions	-	19,401
Loans acquired through acquisitions, related parties	-	210
Proceeds from PPP loan	673,700	-
Principal repayments of PPP loan	(165,000)	-
Issuance of loans payables, related parties	-	-
Proceeds from notes payable, related parties	-	3,366,542
Payment of notes payable	(242,371)	-
Proceeds of notes payable, related parties	1,441,458	(866,447)
Issuance of common stock	1,200,000	2,568,364
Net cash provided by financing activities	3,119,322	12,643,965

Net increase in cash and restricted cash	37,996	390,379
Cash and restricted cash at beginning of period	491,585	101,206
Cash and restricted cash at end of period	$529,581	$491,585

Supplemental disclosure of cash and non-cash investing and financing transactions:
Conversion of preferred stock into common stock	$-	$10,000
Cash paid for interest	$80,826	$414,645
Acquisition of lease asset and liability	$133,204	$684,083
Cancellation of common stock shares pursuant to settlement agreement	$-	$576
Cancellation of common stock shares pursuant to issuance of common stock for acquisition of FIS	$-	$2,846
Transfer of common stock shares to Reliance Global Holdings, LLC pursuant to transfer of ownership of SWMT and FIS	$-	$14,839
Assumed earn-out liability pursuant to the issuance of shares in regard to the SWMT, FIS, and ABC Transactions	$-	$2,850,050
Acquisition of loan payable, related party, pursuant to the purchase of software from The Referral Depot, LLC	$-	$200,000
Shares issued pursuant to business acquisitions	$500,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Reliance Global Group, Inc. (formerly known as Ethos Media Network, Inc.) (“RELI”, “Reliance”, or the “Company”) was incorporated in Florida on August 2, 2013. In September 2018, Reliance Global Holdings, LLC (“Reliance Holdings”, or “Parent Company”), a related party acquired control of the Company (see Note 4). Ethos Media Network, Inc. was then renamed on October 18, 2018.

On August 1, 2018, a related party to Reliance Holdings, US Benefits Alliance, LLC (“USBA”) acquired certain properties and assets of the insurance businesses of Family Health Advisors, Inc. and Tri Star Benefits, LLC (see Note 3) (the “USBA Transaction”). Also, on August 1, 2018, Employee Benefits, Solutions, LLC, (“EBS”), related party, acquired certain properties and assets of the insurance business of Employee Benefit Solutions, Inc. (the “EBS Transaction”, and, together with USBA Transaction, the “Common Control Transactions”).

On October 24, 2018, a related party of the Company, entered into a purchase agreement to sell assign, and convey membership interest and all other property rights in EBS and USBA to Reliance.

USBA is a general agent for various insurance companies and earns override commissions on business placed by other “downstream” agencies. EBS is a retail broker with its revenues mainly sourced from independent contractor brokers.

On December 1, 2018, Commercial Coverage Solutions, LLC (“CCS”), a wholly owned subsidiary of Reliance, acquired Commercial Solutions of Insurance Agency, LLC (see Note 3). CCS is a property and casualty insurance agency that specializes in commercial trucking and transportation insurance.

On April 1, 2019, Southwestern Montana Insurance Center, LLC (“SWMT”), a wholly owned subsidiary of Reliance, acquired Southwestern Montana Financial Center, Inc. (See Note 3). SWMT is an insurance services firm which specializes in providing personal and commercial lines of insurance.

On May 1, 2019, Fortman Insurance Services, LLC (“FIS”), a wholly owned subsidiary of Reliance, acquired Fortman Insurance Agency, LLC (See Note 3). FIS is an insurance services firm which specializes in providing personal and commercial lines of insurance.

On September 1, 2019, the Company acquired Altruis Benefits Consulting, Inc. (“ABC”). ABC is an insurance agency and employee benefits provider.

On August 17, 2020, the Company acquired UIS Agency, Inc. (“UIS”). UIS is an insurance agency and employee benefits provider.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated and combined financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounting of Reliance Global Group, Inc., and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation and combination.

Liquidity

As of December 31, 2020, the Company’s reported cash balance was approximately $530,000, current assets were approximately $810,000 while current liabilities were approximately $6,884,000 including loan payable to related party of approximately $4,523,000. At December 31, 2020, the Company had a working capital deficiency of approximately $6,074,000. The Company had stockholders’ equity of $114,387 for the year ended December 31, 2020, the Company reported a net loss of approximately $3,699,000 and negative cash flow from operations of $468,465. Management believes that the company’s financial position may cause concern about the Company’s liquidity. Therefore, management has developed plans that should alleviate any liquidity issues.

Management believes it has plans that will alleviate any liquidity issues over next twelve months. Management’s cash flow forecast for 2021 and beyond indicate that its business should generate positive cash flows from their operations. During 2020, the Company acquired one new entity. As the acquisition took place in August of 2020 the Company did not receive the benefit of revenue from this entity for a substantial portion of the year. Going forward the Company will recognize revenue from this entity for the full year which will increase cash flows. In addition, the Company incurred several one-time expenses, related to professional and legal fees for the acquisition that closed in 2020, which contributed to the Company’s net loss. Reliance Holdings has also agreed to support the Company if required and management believes that the related party holding the loan to related party discussed above will forebear on any amounts due should the company be unable to fulfill its payment obligations under the loan agreement.

Management has raised capital through offerings of the Company’s equity securities on the NASDAQ listing, see Note 17 – Subsequent events

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the financial statements and accompanying notes. Management bases it estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Cash

Cash consists of checking accounts. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes cash pledged as collateral to secure obligations and/or all cash whose use is otherwise limited by contractual provisions.

The reconciliation of cash and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statement of cash flows is as follows:

	December 31, 2020	December 31, 2019
Cash	$45,213	$6,703
Restricted cash	484,368	484,882
Total cash and restricted cash	$529,581	$491,585

Property and Equipment

Property and equipment are stated at cost. Depreciation, including for assets acquired under capital leases or finance leases, are recorded over the shorter of the estimated useful life or the lease term of the applicable assets using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred.

The estimated useful life of the Companies Property and Equipment is as follows:

Useful Life (in years)
Computer equipment and software	5
Office equipment and furniture	7
Leasehold improvements	Shorter of the useful life or the lease term
Software	3

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

Level 1 — Unadjusted quoted prices for identical assets or liabilities in active markets;

Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability; and

Level 3 — Unobservable inputs for the asset or liability, which include management’s own assumption about the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

The Company’s balance sheet includes certain financial instruments, including cash, notes receivables, accounts payable, notes payables and short and long-term debt. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amounts of long-term debt approximate their fair value as the variable interest rates are based on the market index.

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of December 31, 2020, and 2019, unamortized deferred financing costs were $186,312, and $213,733, respectively and are netted against the related debt.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting. Under the acquisition method, the assets acquired, and the liabilities assumed, and the consideration transferred are recorded at the date of acquisition at their respective fair values. Definite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings.

Identifiable Intangible Assets, net

Finite-lived intangible assets such as customer relationships assets, trademarks and tradenames are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging from 3 to 20 years. Finite-lived intangible assets are reviewed for impairment or obsolescence whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of intangible assets is measured by a comparison of the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by that asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair value. Impairment was recognized in the year ending December 31, 2019 for the amount of $593,790 See Note 7 in the notes to the financial statements for further details.

Goodwill and other indefinite-lived intangibles

The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is assigned to a reporting unit on the acquisition date and tested for impairment at least annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. Similarly, indefinite-lived intangible assets other than goodwill, such as trade names, are tested annually or more frequently if indicated, for impairment. If impaired, intangible assets are written down to fair value based on the expected discounted cash flows.

Revenue Recognition

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. ASU 2016-10 provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). This ASU, which the Company adopted using the prospective method effective January 1, 2019. The adoption did not have a material effect on the Company’s consolidated financial statements.

The Company’s revenue is primarily comprised of commission paid by health insurance carriers related to insurance plans that have been purchased by a member who used the Company’s service. The Company defines a member as an individual currently covered by an insurance plan, including individual and family, Medicare-related, small business and ancillary plans, for which the Company are entitled to receive compensation from an insurance carrier.

The core principle of ASC 606 is to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Accordingly, we recognize revenue for our services in accordance with the following five steps outlined in ASC 606:

Identification of the contract, or contracts, with a customer. A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance, and (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Identification of the performance obligations in the contract. Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract.

Determination of the transaction price. The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer.

Allocation of the transaction price to the performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis.

Recognition of revenue when, or as, the Company satisfies a performance obligation. The Company satisfies performance obligations either over time or at a point in time, as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised good or service to the customer.

For individual and family, Medicare supplement, small business and ancillary plans, the Company’s compensation is generally a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a plan (commissions) and, to a lesser extent, override commissions that health insurance carriers pays the Company for achieving certain objectives. Premium-based commissions are reported to the Company after the premiums are collected by the carrier, generally monthly. The Company generally continues to receive the commission payment from the relevant insurance carrier until the health insurance plan is cancelled or the Company otherwise does not remain the agent on the policy. The Company recognizes commission revenue for individual and family, Medicare Supplement, small business and ancillary plans when premiums are effective. The Company determines that there is persuasive evidence of an arrangement when the Company has a commission agreement with a health insurance carrier, a carrier reports to the Company that it has approved an application submitted through the Company’s platform, and the applicant starts making payments on the plan. The Company’s services are complete when a carrier has approved an application. The seller’s price is fixed or determinable and collectability is reasonably assured when commission amounts have been reported to the Company by a carrier.

Commission revenue from insurance distribution and brokerage operations is recognized when all placement services have been provided, protection is afforded under the insurance policy, and the premium is known or can be reasonably estimated and is billable. In general, two types of billing practices occur as part of our agency contracts, which is direct bill and agency bill. In direct bill scenarios, the insurance carriers that underwrite the insurance policies directly bill and collect the premium for the policy without any involvement from the Company. Upon collection, a commission is then remitted from the insurance carrier to the Company. These commissions have not met the criteria for revenue recognition until the Company receives the commissions, as the Company does not have insight into policy acceptance and premium collections until the commission is received from the insurance carrier, representing that the insurance policy has been bound and therefore commissions have been earned by the Company. The second billing practice where the Company bills the policy holder and collects the premiums (“Agency Bill”) provides greater transparency by the Company into the acceptance of the policy and premium collection. As part of the Agency Bill process, the Company can, at times, net its commissions out of the premiums to be sent to the insurance carriers. For Agency Bill customers, the revenue recognition criteria are considered met when the Agency receives the premiums from the policy holder, with an allowance established against the revenue for policies that may not be bound by the insurance companies.

All commission revenue is recorded net of any deductions for estimated commission adjustments due to lapses, policy cancellations, and revisions in coverage.

Insurance commissions earned from carriers for life insurance products are recorded gross of amounts due to agents, with a corresponding commission expense for downstream agent commissions being recorded as commission expense within the statements of operations.

The Company earns additional revenue including contingent commissions, profit-sharing, override and bonuses based on meeting certain revenue or profit targets established periodically by the carriers (collectively the Contingent Commissions). The Contingent Commissions are earned when the Company achieves the targets established by the insurance carries. The insurance carriers notify the company when it has achieved the target. The Company recognizes revenue for any additional commissions at the time it is reasonably assured it will receive payment for these commissions, which is generally when the insurance carrier notifies the Company that it has earned the commission typically early in the following fiscal year.

The following table disaggregates the Company’s revenue by line of business, showing regular commissions earned contingent commissions bonus, profit sharing

Year ended December 31, 2020	Medical/Life	Property and Casualty	Total
Regular	$6,009,558	$1,064804	$7,074,362
Contingent commission		205,168	$205,168
Total year ended December 31, 2020	$6,009,558	$1,064,804	$7,279,530

Year ended December 31, 2019	Medical/Life	Property and Casualty	Total
Regular	$3,583,992	$866,793	$4,450,785
Contingent commission
Total year ended December 31, 2019	$3,582,182	$866,793	$4,450,785

General and Administrative

General and administrative expenses primarily consist of personnel costs for the Company’s administrative functions, professional service fees, office rent, all employee travel expenses, and other general costs.

Marketing and Advertising

The Company’s direct channel expenses primarily consist of costs for e-mail marketing and newspaper advertisements. The Company’s online advertising channel expense primarily consist of social media ads. Advertising costs for both direct and online channels are expensed as incurred.

Stock-Based Compensation

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This ASU, which the Company adopted as of January 1, 2019, did not have a material effect on the Company’s consolidated financial statements.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The fair value of the stock-based payments to nonemployees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term. As the Reliance Global Group, Inc. Equity Incentive Plan 2019 was adopted in January of 2019, the Company lacks the historical basis to estimate forfeitures and will recognize forfeitures as they occur.

Leases

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to previous accounting guidance. The Company adopted ASC 842 utilizing the transition practical expedient added by the Financial Accounting Standards Board (“FASB”), which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption.

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. The Company determines the lease term by agreement with lessor.

Income Taxes

The Company recognizes deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating its ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence, including the expected reversals of taxable temporary differences, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. The Company assesses the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized.

Seasonality

A greater number of the Company’s Medicare-related health insurance plans are sold in the fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage. The majority of the Company’s individual and family health insurance plans are sold in the annual open enrollment period as defined under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. Individuals and families generally are not able to purchase individual and family health insurance outside of these open enrollment periods, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”), which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financing Instruments—Credit Losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition. The Company does not currently believe the adoption of this standard will have a significant impact on its financial statements, given its history of minimal bad debt expense relating to trade accounts receivable.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the general principles in Topic 740 and simplifies other areas of the existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2019-12 on its financial statements.

NOTE 3. STRATEGIC INVESTMENTS AND BUSINESS COMBINATIONS

The company has six insurance agencies directly or through intermediaries. The majority of the business acquired are agencies that specialize in health insurance. The following table summarizes for 2020 the number of agents, the number of policies issued and aggregate commission revenue for all the agencies we acquired.

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized December 31, 2020
USBA and EBS	5	4,930	$1,001,067
UIS Agency, LLC / Commercial Solutions	3	217	$270,804
Southwestern Montana	14	2,000	$1,493,431
Fortman Insurance	15	8,000	$2,134,177
Altruis	15	7,809	$2,380,051

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized December 31, 2019
USBA and EBS	15	9,767	$1,161,036
Commercial Solutions	2	322	$378,956
Southwestern Montana	13	370	$1,106,432
Fortman Insurance	15	7,826	$1,186,950
Altruis	16	8,500	$617,411

EBS LLC / US Benefits Alliance, LLC:

On August 1, 2018, a related party to Reliance Holdings, US Benefits Alliance, LLC (“USBA”) acquired certain properties and assets of the insurance businesses of Family Health Advisors, Inc. and Tri Star Benefits, LLC (the “USBA Acquisition”). Also, on August 1, 2018, Employee Benefits, Solutions, LLC, (“EBS”), related party, acquired certain properties and assets of the insurance business of Employee Benefit Solutions, Inc. (the “EBS Transaction”, and, together with USBA Transaction, the “Common Control Transactions”).

On October 24, 2018, Reliance Holdings and the Company entered into a Bill of Sale agreement to transfer all of the outstanding membership interest in EBS LLC and USBA LLC. In exchange for the membership interest, the Board of Directors of the Company authorized and issued 191,333 shares of restricted common stock of the Company for all the membership interest of USBA LLC and EBS LLC.

The USBA Acquisition was accounted for as a business combination by Reliance Holdings. It was accounted for as a business combination in accordance with the acquisition method whereby the total purchase consideration was allocated to intangible assets acquired based on their respective estimated fair values. The acquisition method of accounting uses the fair value concept defined in ASC 820. ASC 805 requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing. The allocation of the purchase price in connection with the USBA Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Trade name and trademarks	$6,520	3
Customer relationships	116,100	9
Non-competition agreements	48,540	5
Goodwill	578,840	Indefinite
	$750,000

Goodwill of $578,840 arising from the USBA Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the USBA Acquisition is currently expected to be deductible for income tax purposes.

The EBS Acquisition was accounted for as a business combination by Reliance Holdings. It was accounted for as a business combination in accordance using the acquisition method whereby the total purchase consideration was allocated to intangible assets acquired based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the EBS Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Trade name and trademarks	$33,140	20
Customer relationships	47,630	9
Non-competition agreements	42,320	5
Goodwill	274,956	Indefinite
Fixed assets	1,954	5-7
	$400,000

Goodwill of $274,956 arising from the EBS Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the EBS Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the EBS Acquisition incurred were $44,353.

Commercial Solutions of Insurance Agency, LLC:

On December 1, 2018, Commercial Coverage Solutions LLC, a wholly-owned subsidiary of the Company (“CCS”) entered into a Purchase Agreement with Commercial Solutions of Insurance Agency, LLC (“CSIA”) whereby CCS purchased the business and certain assets of CSIA noted within the Purchase Agreement (the “CSIA Acquisition”) for a total purchase price of $1,200,000. The total purchase price was made up of (1) a cash payment of $1,080,000 (the “Cash Payment”) on the “Closing Date” or the first bank business day thereafter (i.e. December 1, 2018); (2) the balance of the purchase price, having a value of $120,000, paid in the form of 8,889 shares of common stock in the Company, issued at a per-share price equal to Fifteen and 75/100 Cents ($13.50) (the “Closing Shares”); and (3) the amount of any cash necessary to satisfy the required closing date working capital set off against the Cash Payment by CCS. “Required closing date working capital” consisted only of cash and pre-paid rent and/or security deposits or pre-payments or deposits for any assumed liabilities. The Closing Shares were transferred from the shares owned by Reliance Holdings and were transferred subsequent to December 31, 2018; and as a result, is a component of Loans payables, related parties on the accompanying Consolidated Balance Sheets.

The CSIA Acquisition is being accounted for as a business combination under the acquisition method whereby the total purchase consideration was allocated to tangible and intangible assets acquired based on their respective estimated fair values. The acquisition method requires, among other things, that assets acquired, and liabilities assumed in a business purchase combination be recognized at their fair values as of the acquisition. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the CCS Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Cash	$13,500	N/A
Fixed Assets	1,638	5-7
Customer relationships	284,560	11
Non-competition agreements	40,050	5
Trade name and trademarks	8,500	2
Goodwill	851,752	Indefinite
	$1,200,000

Goodwill of $851,752 arising from the CSIA Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the CSIA Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the CSIA Acquisition incurred were $113,247.

Southwestern Montana Insurance Center, LLC:

On April 1, 2019, Southwestern Montana Insurance Center, LLC (“SWMT”), a wholly owned subsidiary of Reliance Holdings, acquired Southwestern Montana Financial Center, Inc. SWMT is an insurance services firm which specializes in providing group and individual health lines of insurance. On September 17, 2019, Reliance Holdings, transferred all of the outstanding membership interest in SWMT to the Company.

On April 1, 2019, SWMT entered into a Purchase Agreement with Southwestern Montana Financial Center, Inc. whereby the SWMT shall purchase the business and certain assets noted within the Purchase Agreement (the “SWMT Acquisition”) for a total purchase price of $2,394,509. The purchase price was paid with a cash payment of $1,389,840, 5,833 in shares of the Company’s restricted common stock transferred from the shares owned by Reliance Holdings, and an earn-out payment equal to 32% of the final earn-out EBITDA multiplied by 5.00, which is payable in $300,000 in shares of the Company’s common stock with any amount in excess of $300,000 to be paid in cash. The balance of the earn-out liability as of December 31, 2019 was $522,553 and is included in long term debt on the balance sheet. SWMT was transferred to the Company from Reliance Holdings. The SWMT Acquisition was accounted for as a business combination, by Reliance Holdings, in accordance under the acquisition method whereby the total purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the SWMT Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$561,000	10
Non-competition agreements	599,200	5
Goodwill	1,217,790	Indefinite
Fixed assets	41,098	5-7
Loan Payable	(24,579)
	$2,394,509

Goodwill of $1,217,790 arising from the SWMT Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the SWMT Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the SWMT Acquisition were $122,660, which were paid in full by Reliance Global Holdings, LLC, a related party.

The operating results of the acquired business has been included in the Company’s Consolidated Statement of Operations from the date of acquisition through December 31, 2019. The revenues of the acquired business for the period from April 1, 2019 to December 31, 2019 was $1,036,154 and the net loss was $23,104. The revenues and net income for the acquired business as a standalone entity per ASC 805 from January 1, 2019 to December 31, 2019 were $1,381,991 and $30,805.

Fortman Insurance Services, LLC:

On May 1, 2019, Fortman Insurance Services, LLC (“FIS”), a wholly owned subsidiary of Reliance Global Holdings, LLC, acquired Fortman Insurance Agency, LLC. FIS is an insurance services firm which specializes in providing personal and commercial lines of insurance.

On May 1, 2019, FIS entered into a Purchase Agreement with Fortman Insurance Agency, LLC whereby the FIS shall purchase the business and certain assets noted within the Purchase Agreement (the “FIS Acquisition”) for a total purchase price of $4,156,405. The purchase price was paid with a cash payment of $3,223,750, $500,000 in shares of the Company’s restricted common stock transferred from the shares owned by Reliance Holdings, and an earn-out payment equal to 10% of the final earn-out EBITDA multiplied by 6.25. The earn-out measurement period is 12 months commencing May 1, 2021 and ending April 30, 2022. The earn-out shall not accrue and shall be paid without interest within 60 days after the measurement period. The balance of the earn-out liability as of December 31, 2019 was $432,655 and is included in long term debt on the balance sheet. On September 17, 2019, FIS was transferred to the Company from Reliance Holdings. The FIS Acquisition was accounted for as a business combination, by Reliance Holdings, in accordance with the Acquisition method whereby the total purchase consideration was allocated to intangible assets acquired based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the FIS Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Trade name and trademarks	$289,400	5
Customer relationships	1,824,000	10
Non-competition agreements	752,800	5
Goodwill	1,269,731	Indefinite
Fixed assets	19,924	5-7
Prepaid rent	550
	$4,156,405

Goodwill of $1,269,731 arising from the FIS Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the FIS Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the FIS Acquisition were $63,663, which were paid in full by Reliance Global Holdings, LLC, a related party.

During September 2019, Reliance Global Holdings, LLC transferred all of the outstanding membership interest in SWMT and FIS to the Company. In exchange for the membership interest, the Board of Directors of Reliance Inc. issued 173,122 shares of restricted common stock of Reliance Inc. for all the membership interest of SWMT and FIS.

The operating results of the acquired business has been included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2019. The revenues of the acquired business for the period from May 1, 2019 to December 31, 2019 was $1,166,778 and the net income was $9,773. The revenues and net income for the acquired business as a standalone entity per ASC 805 from January 1, 2019 to December 31, 2019 were $1,780,427 and $176,154. The revenues of the acquired business for the year ending December 31, 2020 was $2,134,177 and the net income was $246,681.

Altruis Benefits Consulting, Inc.:

On September 1, 2019, the Company entered into a Stock Purchase Agreement with Altruis Benefits Consulting, Inc. whereby the Company purchased the business and certain assets noted within the Purchase Agreement (the “ABC Acquisition”) for a total purchase price of $7,688,168. The purchase price was paid with a cash payment of $5,202,364, $578,040 in shares of the Company’s common stock, and an earn-out payment made annually for 3 years. Each year one-third of the earn-out shares held in escrow shall be released to the seller. The yearly earn-out payments are equal to 6.66% of the final earn-out EBITDA multiplied by 7.00. The earn-out measurement periods are the 12 months commencing September 1, 2019 and ending August 31, 2022. The balance of the earn-out liability as of December 31, 2019 was $1,894,842 and is included in long term debt on the balance sheet. The ABC Acquisition is being accounted for as a business combination in accordance with the acquisition method whereby the total purchase consideration was allocated to intangible assets acquired based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the ABC Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Cash	$1,850,037
Trade name and trademarks	714,600	5
Customer relationships	753,000	10
Non-competition agreements	1,168,600	5
Goodwill	4,949,329	Indefinite
Fixed assets	85	5
Payable to seller	(1,747,483)
	$7,688,168

Goodwill of $4,949,329 arising from the ABC Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the ABC Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the ABC Acquisition incurred were $92,172 recorded as a component of General and administrative expenses on the accompanying Consolidated Statement of Operations for the year ended December 31, 2019.

The operating results of the acquired business has been included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2019. The revenues of the acquired business for the period from September 1, 2019 to December 31, 2019 was $625,036 and the net loss was $67,682. The revenues and net income for the acquired business as a standalone entity per ASC 805 from January 1, 2019 to December 31, 2019 were $2,469,636 and $150,705. The revenues of the acquired business for the year ending December 31, 2020 was $2,380,051 and the net loss was $88,185.

UIS Transaction

On August 17, 2020, the Company entered into a Stock Purchase Agreement with UIS Agency LLC whereby the Company shall purchase the business and certain assets noted within the Purchase Agreement (the “UIS Acquisition”) for a total purchase price of $883,334. The purchase price was paid with a cash payment of $601,696, $200,000 in shares of the Company’s common stock and an earn-out payment. Three cash installment payments totaling $500,000 were due on September 30, 2020, October 31, 2020 and December 31, 2020. Earn-out payment is dependent on the Net Product Line Revenues being equal to or greater than $450,000 for the measurement period. The balance of the earn-out liability as of December 31, 2020 was $81,638 and is included in long term debt on the balance sheet.

The UIS Acquisition was accounted for as a business combination in accordance with the acquisition method under the guidance in ASC 805-10 and 805-20. Accordingly, the total purchase consideration was allocated to intangible assets acquired based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the UIS Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Cash	$5,772
Trade name and trademarks	35,600	5
Customer relationships	100,000	10
Non-competition agreements	25,500	5
Goodwill	716,462	Indefinite
	$883,334

Goodwill of $716,462 arising from the UIS Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the UIS Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the UIS Acquisition incurred were $33,344 recorded as a component of General and administrative expenses. The revenues of the acquired business for the period from August 17, 2020 to December 31, 2020 was $65,018. The revenues for the acquired business as a standalone entity per ASC 805 from January 1, 2020 to December 31, 2020 were $377,921. The net loss for the acquired business was not determinable as the business was fully integrated with an existing subsidiary of the Company.

NOTE 4. RECAPITALIZATION AND COMMON CONTROL TRANSACTIONS

The purchase of Ethos, as described in Note 1, is being accounted for as a reverse recapitalization. As such, Reliance and its wholly owned subsidiaries are treated as the continuing company and Ethos is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the operations of Reliance’s subsidiaries comprising of substantially all the ongoing operations of the post-combination company, the parent company of Reliance owning 84.5% of the voting control of Reliance and Reliance’s parent senior management comprising substantially all of the senior management of the post-combination Company. Accordingly, for accounting purposes, the purchase of Ethos is treated as the equivalent of Reliance and its wholly owned subsidiaries are issuing stock for the net assets of Ethos, accompanied by a recapitalization. The net assets of Reliance are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the purchase of Ethos are the historical operations of Reliance and its wholly owned subsidiaries are the combined financial statements include Family Health Advisors, Inc., Employee Benefits Solutions, LLC, and Tri Star Benefits, LLC as discussed in Note 3.

The amount of consideration paid on September 21, 2018 to the controlling seller of Ethos was $287,500. Immediately following, the parent of Reliance owned approximately 583,333 preferred shares and 542,372 common shares of Ethos. Ethos was then renamed on October 18, 2018.

On October 24, 2018, Reliance Holdings and the Company entered into a Bill of Sale agreement to transfer all of the outstanding membership interest in EBS LLC and USB LLC. In exchange for the membership interest, the Board of Directors of the Company authorized and issued 191,333 shares of restricted common stock of the Company for all the membership interest of USB LLC and EBS LLC.

During September 2019, Reliance Holdings transferred all of the outstanding membership interest in SWMT and FIS to the Company. In exchange for the membership interest, the Board of Directors of Reliance Inc. issued 173,122 shares of restricted common stock of Reliance Inc. for all the membership interest of SWMT and FIS.

NOTE 5. INVESTMENT IN NSURE, INC.

On February 19, 2020, the Company entered into a securities purchase agreement with NSURE, Inc. (“NSURE”) whereas the Company may invest up to an aggregate of $20,000,000 in NSURE which will be funded with three tranches. In exchange, the Company will receive a total of 5,837,462 shares of NSURE’s Class A Common Stock, which represents 35% of the outstanding shares. The first tranche of $1,000,000 was paid immediately upon execution of the agreement. As a result of the first tranche, the Company received 291,873 shares of NSURE’s Class A Common Stock. The second tranche of $3,000,000 and third tranche of $16,000,000 have not occurred as of December 31, 2020. The Company will use the cost method of acquisition for the initial recognition of this investment. Once the Company determines that it can exercise significant influence over NSURE, it will begin to account for its investment under the equity method. On June 1, 2020, the Company invested an additional $200,000 and received 58,375 shares of NSURE Class A Common Stock. On August 5, 2020 and August 20, 2020, the Company invested an additional $100,000 and $50,000, respectively, for which the Company received 43,781 shares of NSURE Class A common stock. As of December 31, 2020, the investment balance is $1,350,000.

On February 10, 2020, the Company issued 46,667 shares of common stock to a third-party individual for the purpose of raising capital to fund the Company’s investment in NSURE, Inc. The Company received proceeds of $1,000,000 for the issuance of these common shares.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Useful Lives	December 31, 2020	December 31, 2019
Computer equipment and software	5	$33,774	$33,774
Office equipment and furniture	7	36,573	36,573
Leasehold Improvements	Shorter of the useful life or the lease term	56,631	56,631
Software	3	562,327	562,327
Property and equipment, gross		689,305	689,305
Less: Accumulated depreciation and amortization		(313,358)	(97,054)
Property and equipment, net		$375,947	$592,251

Depreciation expense associated with property and equipment is included in depreciation within the Company’s Consolidated Statement of Operations was $216,304 and $94,474 for the year ended December 31, 2020 and the December 31, 2019, respectively.

Software

On July 22, 2019, the Company entered into a purchase agreement with The Referral Depot, LLC (TRD), a related party, to purchase a client referral software created exclusively for the insurance industry. The Company purchased this software to be utilized internally and does not plan to license, sell, or otherwise market the software, as such the total cost of the software has been capitalized and will be amortized on a straight-line basis over the useful life. The total purchase price of the software is $250,000 cash and 2,000,000 restricted common shares (at $0.17 per share which amounted to $340,000) of the Company. Per the agreement, the Company paid an initial payment of $50,000 at closing and the remaining $200,000 will be paid with forty-eight equal monthly payments commencing on the first anniversary of the effective date, or July 22, 2020. As of December 31, 2019, the Company recorded a loan payable to a related party of $172,327, net of discount on the loan of $27,673. The loan payable outstanding as of December 31, 2020 was $154,953. As of December 31, 2020, no shares related to this acquisition have been issued. The Company has recorded the 2,000,000 shares as common stock issuable as of December 31, 2020 and 2019. The total carrying cost of the software as of December 31, 2020 is $296,783. Depreciation Expense related to the software for the year ending December 31, 2020 and 2019 was $187,442 and $78,101.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2020 the Company reorganized its reporting structure into a single operating unit. All of the acquisitions made by the Company are in one industry insurance agencies. These agencies operate in a very similar economic and regulatory environment. The Company has one executive who is responsible for the operations of the insurance agencies. This executive reports directly to the Chief Financial Officer (“CFO”) on a quarterly basis. Additionally, the CFO who is responsible for the strategic direction of the Company review the operations of the insurance agency business as opposed to an office by office view. In accordance with guidance in ASC 350-20-35-45 all the Company’s goodwill will be reassigned to a single reporting unit.

For the year ending December 31, 2019 and 2020 the Company tested goodwill using discounted cash flow analysis and probability weighted market multiples valuations to determine the fair value of EBS, USBA, and CCS. The Company determined that CCS was overvalued by $593,790 and recorded goodwill impairment expense for the full amount. During the year ended December 31, 2019, the Company recorded impairment of goodwill of $593,790. For the year ending December 31, 2020 the impairment test was performed for EBS, USBA and CCS; SWMT; FIS; Altruis; and UIS reporting units. The valuation concluded that there was no goodwill impairment.

After accounting for the goodwill impairment, the excess fair value over carrying value of the EBS & USBA reporting unit and the CCS reporting unit was $677,772 and $0, respectively.

Goodwill
December 31, 2018	$1,705,548
Goodwill recognized in connection with acquisition on April 1, 2019	1,217,790
Goodwill recognized in connection with acquisition on May 1, 2019	1,269,731
Goodwill recognized in connection with acquisition on September 1, 2019	4,949,329
Impairment of goodwill	(593,790)
December 31, 2019	$8,548,608
Goodwill recognized in connection with acquisition on August 17, 2020	$716,462
December 31, 2020	$9,265,070

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2020:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	2.6	$1,087,760	$(307,163)	$780,597
Customer relationships	7.6	3,686,290	(623,649)	3,062,641
Non-competition agreements	2.6	2,677,010	(834,598)	1,842,412
		$7,451,060	$(1,765,410)	$5,685,650

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2019:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	4.3	$1,052,160	$(96,258)	$955,902
Customer relationships	9.4	3,586,290	(257,529)	3,328,761
Non-competition agreements	4.4	2,651,510	(302,589)	2,348,921
		$7,289,960	$(656,376)	$6,633,584

The Company tests goodwill and indefinite-lived intangible assets for impairment annually on October 1st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. The Company tested goodwill using discounted cash flow analysis and probability weighted market multiples valuations to determine the fair value of EBS, USBA, UIS, and CCS. In the year ending December 31, 2019, the Company determined that CCS was overvalued by $593,790 and recorded goodwill impairment expense for the full amount. During the year ended December 31, 2020 and 2019, the Company recorded impairment of goodwill of $0 and $593,790, respectively.

Amortization expense was $1,109,033 and $633,505 for the year ended December 31, 2020 and 2019, respectively.

The amortization expense of acquired intangible assets for each of the following five years are expected to be as follows:

Years ending December 31,	Amortization Expense
2021	$1,127,374
2022	1,124,024
2023	1,108,221
2024	735,672
2025	371,973
Thereafter	1,218,366
Total	$5,685,650

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Significant components of accounts payable and accrued liabilities were as follows:

	December 31, 2020	December 31, 2019

Accounts payable	$980,943	$102,112
Accrued expenses	35,022	5,797
Accrued credit card payables	119,896	32,395
Other accrued liabilities	7,721	12,922
	$1,143,582	$153,226

NOTE 9. LONG-TERM DEBT

The composition of the long-term debt follows:

	December 31, 2020	December 31, 2019
Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, net of deferred financing costs of $19,044 and $21,263 as of December 31, 2020 and 2019, respectively	$542,760	$595,797
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, net of deferred financing costs of $22,737 and $25,293 as of December 31, 2020 and 2019, respectively	877,550	963,174
Oak Street Funding LLC Term Loan for the acquisition of SWMT, net of deferred financing costs of $16,685 as of December 31, 2020 and 2019	979,966	1,066,815
Oak Street Funding LLC Term Loan for the acquisition of FIS, net of deferred financing costs of $54,293 as of December 31, 2020 and 2019	2,465,410	2,593,707
Oak Street Funding LLC Term Loan for the acquisition of ABC, net of deferred financing costs of $65,968 as of December 31, 2020 and 2019	3,983,594	4,062,032
	8,849,280	9,281,525
Less: current portion	(963,450)	(1,010,570)
Long-term debt	$7,885,830	$8,270,955

Oak Street Funding LLC – Term Loans

On August 1, 2018, EBS and USBA entered into a Credit Agreement with Oak Street Funding LLC (“Oak Street”) whereby EBS and USBA borrowed $750,000 from Oak Street under a Term Loan. The Term Loan is secured by certain assets of the Company. Interest will accrue at 5.00% on the basis of a 360-day year, maturing 120 months from the Amortization Date (September 25, 2018). For the year ended December 31, 2018, the Company incurred debt issuance costs associated with the Term Loan in the amount of $22,188, which were deferred and are amortized to interest expense over the length of the Term Loan. The proceeds of the Term Loan were to be used for the purpose of acquiring entities through the respective USBA and EBS acquisitions.

On April 1, 2019, SWMT entered into a Credit Agreement with Oak Street Funding LLC (“Oak Street”) whereby SWMT borrowed $1,136,000 from Oak Street under a Term Loan. The Term Loan is secured by certain assets of the Company. The borrowing rate under the Facility is a variable rate equal to Prime + 2.00% and matures 10 years from the closing date. For the year ended December 31, 2019, the Company incurred debt issuance costs associated with the Term Loan in the amount of $28,849, which were deferred and are amortized to interest expense over the length of the Term Loan. The proceeds of the Term Loan were to be used for the purpose of acquiring an entity through SWMT.

On May 1, 2019, FIS entered into a Credit Agreement with Oak Street Funding LLC (“Oak Street”) whereby FIS borrowed $2,648,000 from Oak Street under a Term Loan. The Term Loan is secured by certain assets of the Company. The borrowing rate under the Facility is a variable rate equal to Prime + 2.00% and matures 10 years from the closing date. For the year ended December 31, 2019, the Company incurred debt issuance costs associated with the Term Loan in the amount of $58,171, which were deferred and are amortized to interest expense over the length of the Term Loan. The proceeds of the Term Loan were to be used for the purpose of acquiring an entity through FIS.

On September 5, 2019, ABC entered into a Credit Agreement with Oak Street Funding LLC (“Oak Street”) whereby ABC borrowed $4,128,000 from Oak Street under a Term Loan. The Term Loan is secured by certain assets of the Company. The borrowing rate under the Facility is a variable rate equal to Prime + 2.00% and matures 10 years from the closing date.

For the year ended December 31, 2019, the Company incurred debt issuance costs associated with the Term Loan in the amount of $94,105, which were deferred and are amortized to interest expense over the length of the Term Loan. The proceeds of the term loan were to be used for the purpose of acquiring ABC.

Oak Street Funding LLC – Senior Secured Amortizing Credit Facility (“Facility”)

On December 7, 2018, CCS entered into a Facility with Oak Street whereby CCS borrowed $1,025,000 from Oak Street under a senior secured amortizing credit facility. The borrowing rate under the Facility is a variable rate equal to Prime +1.50% and matures 10 years from the closing date. For the period from August 1, 2018 to December 31, 2018, the Company incurred debt issuance costs associated with the Facility in the amount of $25,506, which were deferred and are amortized over the length of the Facility. The proceeds of the term loan were to be used for the purpose of acquiring CSIA.

Aggregated cumulative maturities of long-term obligations (including the Term Loan and the Facility), net of deferred financing costs, as of December 31, 2020 are:

Years ending December 31,	Maturities of Long-Term Debt
2021	$963,450
2022	963,450
2023	963,450
2024	963,450
2025	963,450
Thereafter	4,032,030
Total	$8,849,280

As of December 31, 2020, the Company was in compliance with a covenant due to start up initiatives that were funded by Reliance Holdings.

Loans Payable

Paycheck Protection Program

On April 4, 2020, the Company entered into a loan agreement with First Financial Bank for a loan of $673,700 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”). This loan is evidenced by a promissory note dated April 4, 2020 and matures two years from the disbursement date. This loan bears interest at a rate of 1.00% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing one year after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. This loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the loan. Upon the occurrence of an event of default, the lender may require immediate repayment of all amounts outstanding under the note. The principal and interest of the loan are repayable in 18 monthly equal installments of $37,913 each. Interest accrued in the first six months is included in the monthly installments. Installments must be paid on the 24th day of each month. As of December 31, 2020, the Company has repaid a total of $165,000 on this loan. On November 17, 2020 the Company received notification from the SBA that the PPP loan has been forgiven in its entirety.

Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company intends to use the entire loan amount for designated qualifying expenses and to apply for forgiveness in accordance with the terms of the PPP.

NOTE 10. SIGNIFICANT CUSTOMERS

Carriers representing 10% or more of total revenue are presented in the table below:

Insurance Carrier	December 31, 2020	December 31, 2019
BlueCross BlueShield	25.1%	26.2%
Priority Health	25.5%	19.7%

No other single insurance carrier accounted for more than 10% of the Company’s commission revenues. The loss of any significant customer, including Priority Health and BCBS, could have a material adverse effect on the Company.

NOTE 11. EQUITY

Preferred Stock

The Company has been authorized to issue 750,000,000 shares of $0.086 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation.

As of December 31, 2020 and 2019, there were 395,640 shares of Series A Convertible Preferred Stock issued and outstanding. Each share of Series A Convertible Preferred Stock shall have ten (10) votes per share and may be converted into ten (10) shares of $0.086 par value common stock. The holders of the Series A Convertible Preferred Stock shall be entitled to receive, when, if and as declared by the Board, out of funds legally available therefore, cumulative dividends payable in cash. The annual interest rate at which cumulative preferred dividends will accrue on each share of Series A Convertible Preferred Stock is 0%. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, before any distribution of assets of the Corporation shall be made to or set apart for the holders of the Common Stock and subject and subordinate to the rights of secured creditors of the Company, the holders of Series A Preferred Stock shall receive an amount per share equal to the greater of (i) one dollar ($1.00), adjusted for any recapitalization, stock combinations, stock dividends (whether paid or unpaid), stock options and the like with respect to such shares, plus any accumulated but unpaid dividends (whether or not earned or declared) on the Series A Convertible Preferred Stock, and (ii) the amount such holder would have received if such holder has converted its shares of Series A Convertible Preferred Stock to common stock, subject to but immediately prior to such liquidation.

Common Stock

The Company has been authorized to issue 2,000,000,000 shares of common stock, $0.086 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

In February 2020, the Company issued 46,667 shares of common stock to a third-party individual for the purpose of raising capital to fund the Company’s investment in NSURE, Inc discussed in Note 3. The Company received proceeds of $1,000,000 for the issuance of these common shares.

In August 2020, the Company issued 8,102 shares to an employee according to an employment agreement.

In August 2020, the Company issued 17,943 shares of common stock according to an asset purchase agreement for the acquisition of UIS Agency, LLC for proceeds of $200,000.

In September 2020, the Company issued 21,875 shares according to an earnout agreement regarding the acquisition of SWMT.

In September 2020, the Company issued 31,111 shares of stock according to a stock purchase agreement and received proceeds of $200,000. Reliance Holdings guaranteed the recipient that after 12 months of the purchase of these shares they will be worth at least $200,000 total or $100,000 respectively to each of the two recipients. If the shares at the end of 12 months are not equal to $100,000 Reliance Holdings will either transfer some of its own shares or give cash for the difference.

In January 2019, Reliance Global Holdings, LLC, a related party, converted 63,995 shares of Series A Convertible Preferred Stock into 639,995 shares of common stock.

In February 2019, Reliance Global Holdings, LLC, a related party, converted 3,711 shares of Series A Convertible Preferred Stock into 37,112 shares of common stock.

In May 2019, the Company was to issue 33,201 shares of common stock to the members of Fortman Insurance Agency, LLC as a result of the FIS Acquisition (see Note 4). In September 2019, Reliance Global Holdings, LLC, a related party, converted 3,321 shares of Series A Convertible Preferred Stock into 33,201 shares of common stock which were immediately cancelled. The Company then issued 33,201 new shares of common stock to the members of Fortman Insurance Agency, LLC.

On July 22, 2019, the Company entered into a purchase agreement with The Referral Depot, LLC (TRD) to purchase a client referral software created exclusively for the insurance industry. The total purchase price of the software is $250,000 cash and 23,333 restricted common shares of the Company. Per the agreement the Company paid an initial payment of $50,000 at closing and the remaining $200,000 will be paid with forty-eight equal monthly payments commencing on the first anniversary of the effective date, or July 22, 2020. As of December 31, 2019, no shares related to this acquisition have been issued. The Company has recorded the 23,333 shares as common stock issuable as of December 31, 2019.

In September 2019, Reliance Global Holdings, LLC transferred its ownership in SWMT and FIS to the Company in exchange for 173,122 shares of restricted common stock.

In September 2019, the Company issued 138,843 shares of common stock to the former sole shareholder of Altruis Benefits Consulting, Inc. as a result of the ABC Acquisition (see Note 4).

In November 2018, 26,903 shares of the Company’s common stock were transferred to EMA Financial LLC (“EMA”). The transfer was the result of an obligation of Ethos prior to the recapitalization. The Company contested this transfer as it was represented that the obligation was settled prior to the recapitalization. Subsequently, on May 24, 2019, the Company entered into a Confidential Settlement Agreement and General Release to settle its dispute with EMA. Under the terms of this settlement agreement the Company agreed to allow EMA to retain 20,177 shares of the Company’s common stock in which the Company received 6,726 of the Company’s common stock back which was subsequently cancelled. At the date of the transfer the Company’s common stock was valued at $15.21 based on its closing price. Accordingly, the Company recorded a settlement charge of $306,981 based upon the common stock retained by EMA.

Stock Options

During the year ended December 31, 2019, the Company adopted the Reliance Global Group, Inc. 2019 Equity Incentive Plan (the “Plan”) under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants, and service providers. A total of 700,000 shares of common stock are reserved for issuance under the Plan. At December 31, 2020, there were 466,083 shares of common stock reserved for future awards under the Plan. The Company issues new shares of common stock from the shares reserved under the Plan upon exercise of options.

The Plan is administered by the Board of Directors (the “Board”). The Board is authorized to select from among eligible employees, directors, and service providers those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Board is also authorized to prescribe, amend, and rescind terms relating to options granted under the Plan. Generally, the interpretation and construction of any provision of the Plan or any options granted hereunder is within the discretion of the Board.

The Plans provide that options may or may not be Incentive Stock Options (ISOs) within the meaning of Section 422 of the Internal Revenue Code. Only employees of the Company are eligible to receive ISOs, while employees, non-employee directors, consultants, and service providers are eligible to receive options which are not ISOs, i.e. “Non-Statutory Stock Options.” The options granted by the Board in connection with its adoption of the Plan were Non-Statutory Stock Options.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option.

The following is a summary of the stock options granted, forfeited or expired, and exercised under the Plan for the year ended December 31, 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	229,833	$15.43	4.62	2,995,640
Granted	27,417	30.86	4.28	-
Forfeited or expired	(23,333)	33.43	4.23	-
Exercised	-	-	-	-
Outstanding at December 31, 2020	233,917	$15.43	3.63	-

The following is a summary of the Company’s non-vested stock options as of December 31, 2019, and changes during the year ended December 31, 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2019	212,333	$15.43	4.30
Granted	27,417	30.86	4.28
Vested	(56,875)	13.39	2.53
Forfeited or expired	(23,333)	33.43	4.23
Non-vested at December 31, 2020	159,542	$13.39	2.53

During the year ended December 31, 2020, the Board approved options to be issued pursuant to the Plan to a certain current employee totaling 23,333 shares and another employee totaling 4,083. These options have been granted with an exercise price greater than the market value of the common stock on the date of grant and have a contractual term of 5 years. The options vest ratably over a 4-year period through August 2024 and remain subject to forfeiture if vesting conditions are not met. Compensation cost is recognized on a straight-line basis over the vesting period or requisite service period. During the year ended December 31, 2020 an employee was terminated and forfeited 23,333 options that were previously issued to him.

During the year ended December 31, 2019, the Board approved options to be issued pursuant to the Plan to certain current employees totaling 140,000 shares. These options have been granted with an exercise price equal to the market value of the common stock on the date of grants and have a contractual term of 5 years. The options vest ratably over a 3-year period through August 2022 and remain subject to forfeiture if vesting conditions are not met. Compensation cost is recognized on a straight-line basis over the vesting period or requisite service period.

During the year ended December 31, 2019, the Board approved options to be issued pursuant to the Plan to consultants totaling 46,667 shares. These options have been granted with an exercise price equal to the market value of the common stock on the date of grants and have a contractual term of 5 years. The options vest ratably over a 3-year period through August 2022 and remain subject to forfeiture if vesting conditions are not met. Compensation cost is recognized on a straight-line basis over the vesting period or requisite service period.

During the year ended December 31, 2019, the Board approved options to be issued pursuant to the Plan to nonemployee directors totaling 8,167 shares. These options have been granted with an exercise price equal to the market value of the common stock on the date of grants and have a contractual term of 5 years. The options vest ratably over a 4-year period through November 2023 and remain subject to forfeiture if vesting conditions are not met. Compensation cost is recognized on a straight-line basis over the vesting period or requisite service period.

During the year ended December 31, 2019, the Board approved options to be issued pursuant to the Plan to a service provider totaling 35,000 shares. These options have been granted with an exercise price equal to the market value of the common stock on the date of grant and have a contractual term of 5 years. One half of these options, or 17,500 shares, vested immediately upon issuance; the other half of these options vest on the one-year anniversary of the grant date, or March 14, 2020, unless the Company deems the services provided to be unhelpful, in which case the second half of the options shall be void. The service period per the agreement was from February 2019 to February 2020. As of December 31, 2019, the Company determined the services were no longer needed, as such no services were provided subsequent to December 31, 2019. The Company deemed the services provided to be helpful and allowed the second half of the options to vest as scheduled. As services were only provided during the year ended December 31, 2019, the full compensation cost associated with these options was recognized during the year.

The Company determined that the options granted had a total fair value of $3,386,156 which will be amortized in future periods through November 2023. During the year ended December 31, 2020, the Company recognized $1,304,401 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of December 31, 2020, unrecognized compensation expense totaled $1,034,381 which will be recognized on a straight-line basis over the vesting period or requisite service period through November 2023.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on December 31, 2020. The market values as of December 31, 2020 was $6.43 based on the closing bid price for December 31, 2020.

As of December 31, 2019 the Company determined that the options granted had a total fair value of $3,343,861. During the year ended December 31, 2019, the Company recognized $465,377 of compensation expense relating to the stock options granted to employees, directors, and consultants and $581,999 of compensation expense relating to the stock options granted to service providers. As of December 31, 2019, unrecognized compensation expense totaled $2,296,485.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on December 31, 2019. The market values as of December 31, 2019 was $28.29 based on the closing bid price for December 31, 2019.

The Company estimated the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models requires the Company to make predictive assumptions regarding future stock price volatility, recipient exercise behavior, and dividend yield. The Company estimated the future stock price volatility using the historical volatility over the expected term of the option. The expected term of the options was computed by taking the mid-point between the vesting date and expiration date. The following assumptions were used in the Black-Scholes option-pricing model:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Exercise price	$0.16 - $0.39	$0.17 - $0.27
Expected term	3.25 to 3.75 years	3.25 to 3.75 years
Risk-free interest rate	0.26% - 2.43%	1.35% - 2.43%
Estimated volatility	293.07% - 517.13%	484.51% - 533.64%
Expected dividend	-	-
Option price at valuation date	$0.12 - $0.31	$0.16 - $0.27

NOTE 12. EARNINGS (LOSS) PER SHARE

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding.

If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed. Similarly, if the Company has net income but its preferred dividend adjustment made in computing income available to common stockholders results in a net loss available to common stockholders, diluted EPS would be computed in the same manner as basic EPS. Accordingly, the outstanding Series A Convertible Preferred Stock is considered anti-dilutive in which 395,640 were issued and outstanding at December 31, 2020 and 2019, respectively. Series A Convertible Preferred Stock is convertible into common stock on a 10 for 1 basis. The outstanding stock options are considered anti-dilutive in which 233,917 were issued and outstanding at December 31, 2020.

The calculations of basic and diluted EPS, are as follows:

	December 31, 2020	December 31, 2019
Basic and diluted loss per common share:
Net loss	$(3,699,005)	$(3,495,481)
Basic weighted average shares outstanding	4,183,625	2,877,655
Basic and diluted loss per common share:	$(0.88)	$(1.21)

NOTE 13. LEASES

Operating Leases

The Company adopted ASU 2016-02, Leases, effective January 1, 2019. The standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease, initially measured at the present value of the lease payments. As a result, we recorded right-of-use assets aggregating $684,083 as of January 1, 2019, utilizing a discount rate of 7.45%. That amount consists of operating leases on buildings and office space.

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. As of December 31, 2020, the Company reflected accumulated amortization of right of use assets of $437,881 related to these leases and $439,801 for the total lease liability.

In accordance with ASU 2016-02, the right-of-use assets are being amortized over the life of the underlying leases.

As of December 31, 2020, the weighted average remaining lease term for the operating leases is 2.63 years. The weighted average discount rate for the operating leases is 7.45%.

Future minimum lease payment under these operating leases consisted of the following:

Year ending December 31,	Operating Lease Obligations
2021	$203,023
2022	164,660
2023	85,440
2024	33,000
2025	-
Thereafter	-
Total undiscounted operating lease payments	486,123
Less: Imputed interest	46,322
Present value of operating lease liabilities	$439,801

NOTE 14. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of December 31, 2020 and 2019. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

NOTE 15. INCOME TAXES

The difference between the actual income tax rate versus the tax computed at the Federal Statutory rate follows:

	December 31, 2020	December 31, 2019
Federal rate	21.0%	21.0%
State net of federal	2.5%	3.0%
PPP loan forgiveness	2.9%
Non-deductible acquired intangible assets	15%	(18.0)%
Valuation allowance	(41.4)%	(6.0)%
Effective income tax rate	0%	0%

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized benefits as a component income tax expense (benefit). The Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of December 31, 2020 and 2019.

Deferred income tax assets and (liabilities) consist of the following:

	December 31, 2020	December 31, 2019
Deferred tax assets (liabilities)
Net operating loss carryforward	$1,415,227	$1,013,793
Stock based compensation	540,086	-
Goodwill	(52,783)	81,790
Intangibles	225,434	(536,411)
Fixed assets	(37,976)	3
Right of use assets	(99,560)	-
Lease liabilities	101,000	-
Other	753	-
Total deferred tax assets	2,092,181	559,175
Valuation allowance	(2,092,181)	(559,175)
Net deferred tax assets	$-	$-

The Company has approximately $6,580,000 of Federal Net Operating Loss Carry forwards, of which $1.3 million will begin to expire beginning 2031 and $4.8 million will not expire but are limited to use of 80% of current year taxable income.

The Company has approximately $1,907,000 of state net operation loss carry forward to offset future taxable income in the states in which it currently operates, these carryforward start expiring in 2029.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred, but we have not analyzed it at this time as the deferred tax asset is fully reserved. On March 27, 2020, the US government signed the Coronavirus Aid, Relief and Economic Security (CARES) Act into law, a $2 trillion relief package to provide support to individuals, businesses and government organizations during the COVID-19 pandemic. In November of 2020 $508,700 in relief was received from the PPP under the CARES Act was forgiven free of taxation.

During the year ended December 31, 2020 and 2019, the valuation allowance increased $1,533,006 and $205,228, respectively.

The tax periods ending December 31, 2017, 2018 & 2019 are open for examination.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has entered into a Loan Agreement with Reliance Global Holdings, LLC, a related party under common control. There is no term to the loan, and it bears no interest. Repayment will be made as the Company has business cash flows. The proceeds from the various loans were utilized to fund the USBA Acquisition, the EBS Acquisition, CCS Acquisition, SWMT Acquisition, FIS Acquisition, ABC Acquisition, and UIS Agency LLC.

As of December 31, 2020, and the 2019 the related party loan payable was $4,666,520 and $3,462,630 respectively.

Reliance Holdings provided $300,981 for funding of the USBA Acquisition and paid $83,162 in transaction costs on behalf of the Company.

Reliance Holdings provided $160,523 for funding the EBS Acquisition and paid $44,353 in transaction costs on behalf of the Company.

Reliance Holdings provided $242,484 for funding of the CCS acquisition and paid $113,247 in transaction costs on behalf of the Company. Included in the funding this acquisition is the balance of the purchase price, having a value of $120,000, that is to be paid in the form 8,889 shares of common stock in the Company. The Closing Shares are to be transferred from the shares owned by Reliance Holdings and were transferred subsequent to December 31, 2018; and as a result, is a component of Loans payables, related parties on the accompanying Consolidated Balance Sheets.

Reliance Global Holdings, LLC provided $335,169 for funding of the SWMT Acquisition and paid $122,660 in transaction costs on behalf of the Company.

Reliance Global Holdings, LLC provided $779,099 for funding of the FIS Acquisition and paid $63,663 in transaction costs on behalf of the Company.

Reliance Global Holdings, LLC provided $1,378,961 for funding of the ABC Acquisition.

Reliance Global Holdings, LLC provided $50,000 for funding of the purchase of software from The Referral Depot, LLC.

In October 2019, the Company began sharing leased office space with Reliance Global Holdings, LLC. Reliance Global Holdings, LLC leases the office space from an unrelated third party and is the only lessee listed per the lease agreement. Both Reliance Global Holdings, LLC and the Company each pay 50% of the monthly rent payments. As the Company is not legally obligated to make payments on the lease, this is treated as a month-to-month expense. For the year ended December 31, 2019, the Company’s paid $16,153 towards the lease and recorded as rent expense in the Statement of Operations.

At December 31, 2020 and 2019, Reliance Holdings owned approximately 26% and 32%, respectively, of the common stock of the Company.

NOTE 17. SUBSEQUENT EVENTS

On January 21, 2021 pursuant to authority granted by the Board of Directors of the Company, the Company implemented a 1-for-85.71 reverse split of the Company’s issued and outstanding common stock simultaneously with its up listing to the Nasdaq Capital Market (the “Reverse Split”). The number of authorized shares remains unchanged. All share and per share information has been retroactively adjusted to reflect the Reverse Split for all periods presented, unless otherwise indicated.

The Company filed a Form 424(b)(4) on February 8, 2021 to offer 1,800,000 shares of common stock and accompanying Series A warrants at a public offering price of $6.00 per share and accompanying Series A warrant for aggregate gross proceeds of $10,800,000 prior to deducting underwriting discounts, commissions, and other offering expenses.

On February 11, 2021 the Company’s Chief Executive Officer, Ezra Beyman converted 394,493 shares of Series A Preferred Stock into common shares. The preferred stock to common stock conversion ratio is 1:10, for a total of 3,944,930 common shares issued.

On February 11, 2021 the Company’s Chief Executive Officer, Ezra Beyman converted approximately $3.8 million dollars of debt owed by Reliance Global Group, Inc. into equity for a price of $6 per share. The total amount of common shares issued after conversion were 633,333.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation of Issuer

3.2	Bylaws of Issuer

3.3	Articles of Formation of Southwestern Montana Insurance Center, LLC

3.4	Certificate of Formation of Commercial Coverage Solutions LLC

3.5	Articles of Organization of Employee Benefits Solutions, LLC

3.6	Articles of Organization of Fortman Insurance Services, LLC

3.7	Articles of Organization of US Benefits Alliance, LLC

3.8	Articles of Incorporation for Altruis Benefits Corporation.

10.1	Securities Purchase Agreement with Nsure, Inc. dated February 19, 2020

14.1	Code of Ethics

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002
31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

II-1

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this Form 10-K statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lakewood, State of New Jersey on March 24, 2021.

Reliance Global Group, Inc.

By:	/s/ Ezra Beyman
Ezra Beyman Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ezra Beyman	Chief Executive Officer and Executive Chairman and Director	March 24, 2021
Ezra Beyman	(Principal Executive Officer)

/s/ Alex Blumenfrucht	Chief Financial Officer and Director	March 24, 2021
Alex Blumenfrucht	(Principal Financial and Accounting Officer)

/s/ Sheldon Brickman	Director	March 24, 2021
Sheldon Brickman

/s/ Ben Fruchtzweig	Director	March 24, 2021
Ben Fruchtzweig

/s/ Scott Korman	Director	March 24, 2021
Scott Korman

II-2