Form 10-Q
period 2021-03-31
Reliance Global Group, Inc.
filed 2021-05-13
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes: [X] No: [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes: [X] No: [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated fi ler,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes: [  ] No: [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes: [  ] No: [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

Yes: [  ] No: [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	RELI	The Nasdaq Capital Market

At May 11, 2021 the registrant had 10,929,514 shares of common stock, par value $0.086 per share, outstanding.

Item 1. Financial Statements

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$9,432,070	$45,213
Restricted cash	585,906	484,368
Accounts receivable	27,693	236,651
Accounts receivable, related parties	7,131	-
Note receivables	3,825	3,825
Other receivables	1,952	1,952
Prepaid expense and other current assets	38,081	38,081
Total current assets	10,096,658	810,090
Property and equipment, net	326,428	375,947
Right-of-use asset	382,299	433,529
Investment in NSURE, Inc.	1,350,000	1,350,000
Intangibles, net	5,402,082	5,685,650
Goodwill	9,265,070	9,265,070
Other non-current assets	1,800	1,800
Total assets	$26,824,337	$17,922,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$250,077	$1,143,582
Loans payable	14,598	14,598
Current portion of loans payables, related parties	588,369	4,523,045
Other payables	62,500	62,500
Current portion of long-term debt	963,450	963,450
Current portion of leases payable	153,574	176,897
Total current liabilities	$2,032,568	6,884,072

Loan payables, related parties, less current portion	145,204	143,475
Long term debt, less current portion	7,677,558	7,885,830
Leases payable, less current portion	230,293	262,904
Earn-out liability	2,631,418	2,631,418
Total liabilities	12,717,041	17,807,699

Stockholders’ and members’ equity:
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 1,147 and 395,640 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	100	33,912
Common stock, $0.086 par value; 2,000,000,000 shares authorized and 10,929,514 and 4,241,028 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	938,542	363,517
Common stock issuable	482,116	822,116
Additional paid-in capital	25,810,147	11,377,123
Accumulated deficit	(13,123,609)	(12,482,281)
Total stockholders’ equity (deficit)	14,107,296	114,387
Total liabilities and stockholders’ equity	$26,824,337	$17,922,086

See accompanying notes to Condensed Consolidated Financial Statements.

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2021	2020
REVENUE
Commission income	$2,296,328	$2,004,314
Total revenue	2,296,328	2,004,314

OPERATING EXPENSES
Commission expense	$529,472	425,585
Salaries and wages	918,545	868,274
General and administrative expenses	1,004,401	1,121,120
Marketing and advertising	23,079	67,762
Depreciation and amortization	333,088	329,091
Total operating expenses	2,808,585	2,811,832

Loss from operations	(512,257)	(807,518)

Other expense, net	(129,071)	(172,280)
	(129,071)	(172,280)

Net loss	$(641,328)	$(979,798)

Basic and diluted loss per share	$(0.09)	$(0.34)
Weighted average number of shares outstanding	7,542,377	2,916,041

See accompanying notes to Condensed Consolidated Financial Statements.

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in capital	Deficit	Total

Balance, December 31, 2020	395,640	$33,912	4,241,028	$363,517	51,042	$822,116	$11,377,123	$(12,482,281)	$114,387

Share based compensation	-	-	-	-	-	-	246,966	-	246,966

Shares issued for services	-	-	15,000	1,290	-	-	89,760	-	91,050

Shares issued due to public offering, net of offering costs of $1,672,852	-	-	1,800,000	154,800	-	-	8,954,348	-	9,109,148

Over-allotment shares from offering, net of offering costs of $250,928	-	-	270,000	23,220	-	-	1,343,153	-	1,366,373

Warrants sold during public offering at quoted price	-	-	-		-	-	20,700	-	20,700

Shares issued due to conversion of preferred stock	(394,493)	(33,812)	3,944,930	339,264	-	-	(305,452)	-	-

Shares issued due to conversion of debt	-	-	633,333	54,467	-	-	3,745,533	-	3,800,000

Rounding shares related to initial public offering	-	-	1,885		(3)	-	-	-	-

Shares issued pursuant to software purchase	-	-	23,338	1,984	(23,338)	(340,000)	338,016	-	0

Net loss	-	-	-	-	-	-	-	(641,328)	(641,328)

Balance, March 31, 2021	1,147	$100	10,929,514	$938,542	27,701	$482,116	$25,810,147	$(13,123,609)	$14,107,296

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in capital	Deficit	Total

Balance, December 31, 2019	395,640	$33,912	4,115,330	$352,743	51,042	$822,116	$8,216,829	$(8,783,276)	$642,324

Shares issued pursuant to investment in NSURE, Inc.	-	-	46,667	4,000	-	-	996,000	-	1,000,000

Share based compensation	-	-	-	-	-	-	394,719	-	394,719

Net loss	-	-	-	-	-	-	-	(979,798)	(979,798)

Balance, March 31, 2020	395,640	$33,912	4,161,997	$356,743	51,042	$822,116	$9,607,548	$(9,763,074)	$1,057,245

See accompanying notes to Condensed Consolidated Financial Statements.

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIATIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(641,328)	(979,798)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	333,087	329,091
Amortization of debt issuance costs and accretion of debt discount	5,722	5,722
Non-cash lease expense	(4,704)	202
Stock compensation expense	352,299	394,719
Change in operating assets and liabilities:
Accounts payables and other accrued liabilities	(893,505)	23,634
Accounts payables and other accrued liabilities, related parties	-	46,210
Accounts receivable	208,958	(49,736)
Accounts receivable, related parties	(7,131)	-
Other receivables	-	7,436
Other payables	-	3,835
Prepaid expense and other current assets	-	(5,011)
Net cash used in operating activities	(646,602)	(223,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in NSURE, Inc.	-	(1,000,000)
Net cash used in investing activities	-	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(213,994)	(54,381)
Proceeds from loans payable, related parties	177,824	373,210
Payments of loans payable, related parties	(310,771)	(210)
Issuance of common stock	10,481,938	1,000,000
Net cash provided by financing activities	10,134,997	1,318,409

Net increase in cash and restricted cash	9,488,395	94,713
Cash and restricted cash at beginning of year	529,581	491,585
Cash and restricted cash at end of year	10,017,976	586,298

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH TRANSACTIONS:
Cash paid for interest	116,830	48,412
Conversion of preferred stock into common stock	339,264	-
Conversion of debt into equity	3,800,000	-
Common stock issued in lieu of services	91,050	-
Issuance of common stock pursuant to the purchase of software from The Referral Depot, LLC	340,000	-

See accompanying notes to Condensed Consolidated Financial Statements.

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Reliance Global Group, Inc. (formerly known as Ethos Media Network, Inc.) (“RELI”, “Reliance”, or the “Company”) was incorporated in Florida on August 2, 2013. In September 2018, Reliance Global Holdings, LLC (“Reliance Holdings”, or “Parent Company”), a related party acquired control of the Company. Ethos Media Network, Inc. was then renamed on October 18, 2018.

On August 17, 2020, the Company acquired UIS Agency, Inc. (“UIS”). UIS is an insurance agency and employee benefits provider (See Note 3).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated and combined financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounting of Reliance Global Group, Inc., and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and noted thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K.

Liquidity

As of March 31, 2021, the Company’s reported cash balance was approximately $10,018,000, current assets were approximately $10,097,000 while current liabilities were approximately $2,033,000 including loan payable to related party of approximately $734,000. At March 31, 2021, the Company had a working capital of approximately $8,064,000. The Company had stockholders’ equity of $14,107,000 for the period ended March 31, 2021, the Company reported a net loss of approximately $641,000 and negative cash flows from operations of $647,000. The Company also completed an offering in February that raised net proceeds of approximately $10,496,000. Management therefore believes that the Company’s financial position causes no concern about the Company’s liquidity.

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

The reconciliation of cash and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statement of cash flows is as follows:

	March 31, 2021	March 31, 2020
Cash	$9,432,070	$232,629
Restricted cash	585,906	353,879
Total cash and restricted cash	$10,017,976	$586,508

Property and Equipment

Property and equipment are stated at cost. Depreciation, including assets acquired under capital leases or finance leases, are recorded over the shorter of the estimated useful life or the lease term of the applicable assets using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. The estimated useful life of the Companies Property and Equipment is as follows:

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

The Company’s balance sheet includes certain financial instruments, including cash, notes receivables, accounts payable, notes payables and short and long-term debt. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amounts of long-term debt approximate their fair value as the variable interest rates are based on a market index.

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of March 31, 2021 and December 31, 2020, unamortized deferred financing costs were $180,590, and $186,312, respectively and are netted against the related debt.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting. Under the acquisition method, the assets acquired, the liabilities assumed, and the consideration transferred are recorded at the date of acquisition at their respective fair values. Definite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

Identifiable Intangible Assets, net

Finite-lived intangible assets such as customer relationships assets, trademarks and tradenames are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging from 3 to 20 years. Finite-lived intangible assets are reviewed for impairment or obsolescence whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of intangible assets is measured by a comparison of the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by that asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair value. No impairment was recognized during the periods presented.

Goodwill and other indefinite-lived intangibles

The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is assigned to a reporting unit on the acquisition date and tested for impairment at least annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. Similarly, indefinite-lived intangible assets other than goodwill, such as trade names, are tested annually or more frequently if indicated, for impairment. If impaired, intangible assets are written down to fair value based on the expected discounted cash flows. During the three months ended March 31, 2021 and 2020, the Company recorded no impairment of goodwill.

Revenue Recognition

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

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Three Months ended March 31, 2020	Medical/Life	Property and Casualty	Contingent commission	Total
Regular
EBS	197,306			197,306
USBA	133,672			133,672
CCS/UIS		93,518		93,518
Montana	489,826			489,826
Fortman	349,226.00	188,372		537,598
Altruis	552,394			552,394
	1,722,424	281,890	-	2,004,314

Three Months ended March 31, 2021	Medical/Life	Property and Casualty	Contingent commission	Total
Regular
EBS	208,994	-		208,994
USBA	12,225	-		12,225
CCS/UIS	-	88,818		88,818
Montana	535,116	-		535,116
Fortman	249,801	207,772		457,573
Altruis	993,602	-		993,602
	1,999,738	296,590	-	2,296,328

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

For individual and family, Medicare supplement, small business and ancillary plans, the Company’s compensation is generally a percentage of the premium amount collected by the carrier during the period that a member maintains coverage under a plan (commissions) and, to a lesser extent, override commissions that health insurance carriers pays the Company for achieving certain objectives. Premium-based commissions are reported to the Company after the premiums are collected by the carrier, generally on a monthly basis. The Company generally continues to receive the commission payment from the relevant insurance carrier until the health insurance plan is cancelled or the Company otherwise does not remain the agent on the policy. The Company recognizes commission revenue for individual and family, Medicare Supplement, small business and ancillary plans when premiums are effective. The Company determines that there is persuasive evidence of an arrangement when the Company has a commission agreement with a health insurance carrier, a carrier reports to the Company that it has approved an application submitted through the Company’s platform, and the applicant starts making payments on the plan. The Company’s services are complete when a carrier has approved an application. The seller’s price is fixed or determinable and collectability is reasonably assured when commission amounts have been reported to the Company by a carrier.

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

Insurance commissions earned from carriers for life insurance products are recorded gross of amounts due to agents, with a corresponding commission expense for downstream agent commissions being recorded as commission expense within the condensed consolidated statements of operations.

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

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations. The Company determines the lease term by agreement with lessor.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the general principles in Topic 740 and simplifies other areas of the existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this pronouncement January 1, 2021.

NOTE 3. STRATEGIC INVESTMENTS AND BUSINESS COMBINATION

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

Acquired	Date	Location	Line of Business	Status
U.S. Benefits Alliance, LLC (USBA)	October 24, 2018	Michigan	Health Insurance	Affiliated
Employee Benefit Solutions, LLC (EBS) Commercial Solutions of Insurance Agency, LLC	October 24, 2018 December 1, 2018	Michigan New Jersey	Health Insurance P&C – Trucking Industry	Affiliated Unaffiliated
Southwestern Montana Insurance Center, Inc.	April 1, 2019	Montana	Group Health Insurance	Unaffiliated
Fortman Insurance Agency, LLC	May 1, 2019	Ohio	P&C	Unaffiliated
Altruis Benefits Consultants, Inc.	September 1, 2019	Michigan	Health Insurance	Unaffiliated
UIS Altruis LLC	August 17, 2020	New York	Health Insurance	Unaffiliated

The following table lists our activity in 2021 by number of agents, approximate policies issued and revenue written:

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized March 31 2021
USBA and EBS	6	5,173	$221,219
UIS Agency, LLC / Commercial Solutions	2	48	$88,818
Southwestern Montana	13	1,212	$535,116
Fortman Insurance	14	3,258	$457,573
Altruis	8	6,298	$993,602

The following table lists our activity in 2020 by number of agents, approximate policies issued and revenue written:

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized December 31, 2020
USBA and EBS	6	3,278	$330,978
Commercial Solutions	2	32	$93,518
Southwestern Montana	13	1,031	$489,826
Fortman Insurance	14	3,110	$537,598
Altruis	8	5,026	$552,394

UIS Transaction

On August 17, 2020, the Company entered into a Stock Purchase Agreement with UIS Agency LLC whereby the Company shall purchase the business and certain assets noted within the Purchase Agreement (the “UIS Acquisition”) for a total purchase price of $883,334. The purchase price was paid with a cash payment of $601,696, $200,000 in shares of the Company’s common stock and an earn-out payment. Three cash installment payments totaling $500,000 were due on September 30, 2020, October 31, 2020 and December 31, 2020. Earn-out payment is dependent on the Net Product Line Revenues being equal to or greater than $450,000 for the measurement period. The balance of the earn-out liability as of March 31, 2021 and December 31, 2020 was $81,638 and is included in long term debt on the balance sheet.

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
	$883,334

Goodwill of $716,462 arising from the UIS Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the UIS Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the UIS Acquisition incurred were $33,344 recorded as a component of General and administrative expenses. The revenues for the acquired business as a standalone entity per ASC 805 from January 1, 2020 to March 31, 2020 were $173,430. The net loss for the acquired business was not determinable as the business was fully integrated with an existing subsidiary of the Company.

NOTE 4. INVESTMENT IN NSURE, INC.

On February 19, 2020, the Company entered into a securities purchase agreement with NSURE, Inc. (“NSURE”) whereas the Company may invest up to an aggregate of $20,000,000 in NSURE which will be funded with three tranches. In exchange, the Company will receive a total of 5,837,462 shares of NSURE’s Class A Common Stock, which represents 35% of the outstanding shares. The first tranche of $1,000,000 was paid immediately upon execution of the agreement. As a result of the first tranche, the Company received 291,873 shares of NSURE’s Class A Common Stock. The second tranche of $3,000,000 and third tranche of $16,000,000 have not occurred as of March 31, 2021. The Company will use the cost method of acquisition for the initial recognition of this investment. Once the Company determines that it can exercise significant influence over NSURE, it will begin to account for its investment under the equity method. On February 10, 2020, the Company issued 46,667 shares of common stock to a third-party individual for the purpose of raising capital to fund the Company’s investment in NSURE, Inc. The Company received proceeds of $1,000,000 for the issuance of these common shares. As of March 31, 2021 and December 31, 2020, the investment balance is $1,350,000.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Useful Lives (Years)	March 31, 2021	December 31, 2020
Computer equipment and software	5	$33,774	$33,774
Office equipment and furniture	7	36,573	36,573
Leasehold Improvements	Shorter of the useful life or the lease term	56,631	56,631
Software	3	562,327	562,327
Property and equipment, gross		689,305	689,305
Less: Accumulated depreciation and amortization		(362,877)	(313,358)
Property and equipment, net		$326,428	$375,947

Depreciation expense associated with property and equipment is included in depreciation within the Company’s Condensed Consolidated Statements of Operations was $49,519 and $51,825 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

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

As of March 31, 2021 and December 31, 2020, the Company’s goodwill balance was $9,265,070.

Goodwill
December 31, 2019	$8,548,608
Goodwill recognized in connection with acquisition on August 17, 2020	716,462
December 31, 2020	$9,265,070
March 31, 2021	$9,265,070

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of March 31, 2021:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	3.8	$1,087,760	$(360,101)	$727,659
Customer relationships	8.2	3,686,290	(720,424)	2,965,867
Non-competition agreements	3.2	2,677,010	(968,455)	1,708,556
		$7,451,060	$(2,048,979)	$5,402,082

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

Amortization expense was $283,569 and $277,266 for the three months ended March 31, 2021 and 2020, respectively.

The following reflects the expected amortization expense of acquired intangible assets as of March 31, 2021, for each of the following five years and thereafter:

Years ending December 31,	Amortization Expense
2021	$1,117,013
2022	1,124,024
2023	1,101,669
2024	558,187
2025	371,973
Thereafter	1,129,216
Total	$5,402,082

As of March 31, 2021 and December 31, 2020, the Company was in compliance with the covenants due to start up initiatives that were funded by Reliance Holdings.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Significant components of accounts payable and accrued liabilities were as follows:

	March 31, 2021	December 31, 2020

Accounts payable	$186,653	$980,943
Accrued expenses	19,181	35,022
Accrued credit card payables and other liabilities	44,243	127,617
	$250,077	$1,143,582

NOTE 8. LONG-TERM DEBT

The composition of the long-term debt follows:

	March 31, 2021	December 31, 2020
Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, net of deferred financing costs of $16,270 and $16,825 as of March 31, 2021 and December 31, 2020, respectively	$528,616	$542,760
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, net of deferred financing costs of $19,542 and $20,181 as of March 31, 2021 and December 31, 2020, respectively	854,900	877,550
Oak Street Funding LLC Term Loan for the acquisition of SWMT, net of deferred financing costs of $12,359 and $13,080 as of March 31, 2021 and December 31, 2020, respectively	956,671	979,966
Oak Street Funding LLC Term Loan for the acquisition of FIS, net of deferred financing costs of $45,569 and $47,023 as of March 31, 2021 and December 31, 2020, respectively	2,406,843	2,465,410
Oak Street Funding LLC Term Loan for the acquisition of ABC, net of deferred financing costs of $51,850 and $54,023 as of March 31, 2021 and December 31, 2020, respectively	3,893,978	3,983,594
	8,641,008	8,849,280
Less: current portion	(963,450)	(963,450)
Long-term debt	$7,677,558	$7,885,830

Oak Street Funding LLC – Term Loans

During the year ended December 31, 2018 the Company entered into two debt agreements with Oak Street Funding LLC. On August 1, 2018, EBS and USBA entered into a Credit Agreement with Oak Street Funding LLC (“Oak Street”) whereby EBS and USBA borrowed $750,000 from Oak Street under a Term Loan. The Term Loan is secured by certain assets of the Company. Interest accrues at 5.00% on the basis of a 360-day year, maturing 120 months from the Amortization Date (September 25, 2018). The Company incurred debt issuance costs associated with the Term Loan in the amount of $22,188. On December 7, 2018, CCS entered into a Facility with Oak Street whereby CCS borrowed $1,025,000 from Oak Street under a senior secured amortizing credit facility. The borrowing rate under the Facility is a variable rate equal to Prime +1.50% and matures 10 years from the closing date. The Company incurred debt issuance costs associated with the Facility in the amount of $25,506, which were deferred and are amortized over the length of the Facility.

During the year ended December 31, 2019 the Company entered in Credit Agreements with Oak Street on April 1, 2019, May 1, 2019 and September 5, 2019 whereby the Company borrowed a total amount of $7,912,000 from Oak Street under the Term Loans. The Term Loans are secured by certain assets of the Company. The borrowing rates under the Facility is a variable rate equal to Prime + 2.00% and matures 10 years from the closing date. The Company recorded debt issuance costs associated with the aforementioned loans in total of $181,125.

Oak Street Funding LLC – Senior Secured Amortizing Credit Facility (“Facility”)

Aggregated cumulative maturities of long-term obligations (including the Term Loan and the Facility), excluding deferred financing costs, as of March 31, 2021 are:

Period ending December 31,	Maturities of Long-Term Debt
2021	$963,450
2022	963,450
2023	963,450
2024	963,450
2025	963,450
Thereafter	4,032,031
Total	$8,849,281

Loans Payable

Paycheck Protection Program

On April 4, 2020, the Company entered into a loan agreement with First Financial Bank for a loan of $673,700 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”). Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company intends to use the entire loan amount for designated qualifying expenses and to apply for forgiveness in accordance with the terms of the PPP. This loan is evidenced by a promissory note dated April 4, 2020 and matures two years from the disbursement date. This loan bears interest at a rate of 1.00% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing one year after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. This loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the loan. Upon the occurrence of an event of default, the lender may require immediate repayment of all amounts outstanding under the note. The principal and interest of the loan are repayable in 18 monthly equal installments of $37,913 each. Interest accrued in the first six months is included in the monthly installments. Installments must be paid on the 24th day of each month. On November 17, 2020 the Company received notification from the SBA that the PPP loan has been forgiven in its entirety. As of March 31, 2021 the Company has repaid a total of $165,000 on this loan.

NOTE 9. SIGNIFICANT CUSTOMERS

Carriers representing 10% or more of total revenue are presented in the table below:

	For the three months ended March 31,		For the period ended December 31,
	2021	2020	2020	2019
BlueCross BlueShield	22%	25%	25%	26%
Priority Health	35%	24%	26%	20%

No other single insurance carrier accounted for more than 10% of the Company’s commission revenues. The loss of any significant customer, including Priority Health and BlueCross BlueShield, could have a material adverse effect on the Company.

NOTE 10. EQUITY

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

On February 11, 2021, Reliance Global Holdings, LLC, a related party, converted 394,493 shares of Series A Convertible Preferred Stock into 339,264 shares of common stock.

As of March 31, 2021 and December 31, 2020, there were 1,147 and 395,640 shares of Series A Convertible Preferred Stock outstanding, respectively.

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

In February 2021, the Company issued 2,070,000 shares of common stock through a stock offering for the purpose of raising capital. The Company received gross proceeds of $12,420,000 for the issuance of these common shares.

In February 2021, Reliance Global Holdings, LLC, a related party, converted $3,800,000 of outstanding debt into 633,333 shares of common stock. The conversion considered the fair market value of the stock on the day of conversion of $6.00 for total shares issued as a result of 633,333.

Stock Options

During the year ended December 31, 2019, the Company adopted the Reliance Global Group, Inc. 2019 Equity Incentive Plan (the “Plan”) under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants, and service providers. A total of 700,000 shares of common stock are reserved for issuance under the Plan. At March 31, 2020 and December 31, 2020, there were 466,083 shares of common stock reserved for future awards under the Plan. The Company issues new shares of common stock from the shares reserved under the Plan upon exercise of options.

The Plan is administered by the Board of Directors (the “Board”). The Board is authorized to select from among eligible employees, directors, and service providers, those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Board is also authorized to prescribe, amend, and rescind terms relating to options granted under the Plan. Generally, the interpretation and construction of any provision of the Plan or any options granted hereunder is within the discretion of the Board.

The Plan provides that options may or may not be Incentive Stock Options (ISOs) within the meaning of Section 422 of the Internal Revenue Code. Only employees of the Company are eligible to receive ISOs, while employees, non-employee directors, consultants, and service providers are eligible to receive options which are not ISOs, i.e. “Non-Statutory Stock Options.” The options granted by the Board in connection with its adoption of the Plan were Non-Statutory Stock Options.

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

The following is a summary of the stock options granted, forfeited or expired, and exercised under the Plan for the three months ended March 31, 2021:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	233,917	$15.43	3.63	$-
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2021	233,917	$15.22	3.38	$-

The following is a summary of the stock options granted, forfeited or expired, and exercised under the Plan for the three months ended March 31, 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	229,833	$15.43	4.62	$2,995,640
Granted	23,333	33.43	4.28	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2020	253,166	$17.14	4.42	$2,558,300

The following is a summary of the Company’s non-vested stock options as of March 31, 2021, and changes during the three months ended March 31, 2021:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2020	159,542	$13.39	2.53
Granted	-	-	-
Vested	-	-	-
Forfeited or expired	-	-	-
Non-vested at March 31, 2021	159,542	$14.87	2.34

The following is a summary of the Company’s non-vested stock options as of March 31, 2020, and changes during the three months ended March 31, 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2019	212,333	$15.43	4.30
Granted	23,333	33.43	4.98
Vested	(17,500)	17.14	3.96
Forfeited or expired	-	-	-
Non-vested at March 31, 2020	218,166	$17.14	3.88

During the three months ended March 31, 2021, the Board did not approved any options to be issued pursuant to the Plan.

During the three months ended March 31, 2020, the Board approved options to be issued pursuant to the Plan to a certain current employee, during the period, totaling 23,333 shares. These options have been granted with an exercise price greater than the market value of the common stock on the date of grant and have a contractual term of 5 years. The options vest ratably over a 4-year period through February 2024 and remain subject to forfeiture if vesting conditions are not met. Compensation cost is recognized on a straight-line basis over the vesting period or requisite service period. Subsequent to March 31, 2020 the employee was terminated and the options were forfeited.

The Company determined that the options granted had a total fair value for the period ending on March 31, 2020 of $3,967,480 which will be amortized in future periods through November 2023. During the three months ending March 31, 2020, the Company recognized $394,719 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of March 31, 2020, unrecognized compensation expense totaled $2,525,385 which will be recognized on a straight-line basis over the vesting period or requisite service period through November 2023.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on March 31, 2020. The market values as of March 31, 2020 was $17.14 based on the closing bid price for March 31, 2020.

As of March 31, 2021 the Company determined that the options granted had a total fair value of $3,386,156. During the three months ended March 31, 2021, the Company recognized $232,684 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of March 31, 2021, unrecognized compensation expense totaled $801,698.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on March 31, 2021. The market values as of March 31, 2021 was $4.36 based on the closing bid price for March 31, 2021.

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

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Exercise price	$0.16 - $0.26	$0.39
Expected term	3.25 to 3.75 years	3.75 years
Risk-free interest rate	0.38% - 2.43%	0.38%
Estimated volatility	293.07% - 517.13%	318.00%
Expected dividend	-	-
Option price at valuation date	$0.12 - $0.31	$0.31

Warrants

As a part of the Company’s offering, the Company issued 2,070,000 Series A Warrants. These warrants are classified as equity warrants because of provisions, pursuant to the warrant agreement, that permit the holder obtain a fixed number of shares for a fixed monetary amount. The warrants are standalone equity securities that are transferable without the Company’s consent or knowledge. The warrants were recorded at a value per the offering of $0.01. The warrants may be exercised at any point from the effective date until the 5 year anniversary of issuance and are not subject to standard anti-dilution provisions. The Series A Warrants are exercisable at a per share exercise price equal to 110% of the public offering price of one share of common stock and accompanying Series A Warrant, $6.00.

NOTE 11. EARNINGS (LOSS) PER SHARE

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding.

If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed. Similarly, if the Company has net income but its preferred dividend adjustment made in computing income available to common stockholders results in a net loss available to common stockholders, diluted EPS would be computed in the same manner as basic EPS. Accordingly, the outstanding Series A Convertible Preferred Stock is considered anti-dilutive in which 100,000 and 395,640 were issued and outstanding at March 31, 2021 and 2020, respectively. Series A Convertible Preferred Stock is convertible into common stock on a 10 for 1 basis. The outstanding stock options are considered anti-dilutive in which 233,917 and 253,170 were issued and outstanding at March 31, 2021 and 2020, respectively.

The calculations of basic and diluted EPS, are as follows:

	March 31, 2021	March 31, 2020
Basic and diluted loss per common share:
Net loss	$(641,328)	$(979,798)
Basic weighted average shares outstanding	7,542,377	2,916,041
Basic and diluted loss per common share:	$(0.09)	$(0.34)

NOTE 12. LEASES

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

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. As of March 31, 2021 the Company reflected accumulated amortization of right of use assets of $382,299 related to these leases, resulting in a net asset balance of $383,867.

In accordance with ASU 2016-02, the right-of-use assets are being amortized over the life of the underlying leases.

As of March 31, 2021 the weighted average remaining lease term for the operating leases is 2.51 years. The weighted average discount rate for the operating leases is 7.45%.

Future minimum lease payment under these operating leases consisted of the following:

Year ending December 31,	Operating Lease Obligations
2021	$139,244
2022	164,660
2023	85,440
2024	32,999
Thereafter	-
Total undiscounted operating lease payments	422,343
Less: Imputed interest	(38,476)
Present value of operating lease liabilities	$383,867

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of March 31, 2021 and December 31, 2020. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

NOTE 14. INCOME TAXES

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized benefits as a component income tax expense (benefit). The Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of March 31, 2021 and December 31, 2020.

The Company’s income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. For the three months ended March 31, 2021, however, the Company calculates its income tax expense by applying to any pre-tax loss/income an effective tax rate determined as if the year to date period is the annual period. Using this method, for the three months ended March 31, 2021, its estimated annual effective tax rate from continuing operation was 0% and the resulting income tax expense was $0. We believe that, at this time, this method for determining the effective tax rate is more reliable than projecting an annual effective tax rate due to the uncertainty of estimating annual pre-tax loss/income under the impact of the COVID-19 pandemic. The Company’s estimated annual effective tax rate differs from the U.S. statutory tax rate primarily due to a valuation allowance recorded against the deferred tax assets. Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using applicable tax rates. A valuation allowance is recorded against deferred tax assets if it is not more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the deferred tax assets in future, the Company has recorded a full valuation allowance against its net deferred tax assets.

The calculation of the Company’s tax liabilities also involves assessment of uncertainties in the application of complex tax laws and regulations in the applicable jurisdictions, and a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. The Company’s policy is to record interest and penalties accrued related to unrecognized benefits as a component of income tax expense (benefit). The Company did not have any material uncertain tax positions, and there were no amounts for penalties or interest recorded as of March 31, 2021. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

On March 11, 2021, The American Rescue Plan Act of 2021 (“ARPA Act”) was signed into law. We evaluated the applicable provisions of the ARPA Act and determined that there is no material impact expected to our financial results. We will continue to monitor future guidance issued regarding the ARPA Act to determine any future impacts to our financial results.

NOTE 15. RELATED PARTY TRANSACTIONS

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

As of March 31, 2021 and December 31, 2020 the related party loan payable was $733,573 and $4,666,520 respectively.

At March 31, 2021 and December 31, 2020, Reliance Holdings owned approximately 50.32% and 25.58%, respectively, of the common stock of the Company.

NOTE 16. SUBSEQUENT EVENTS

On May 12, 2021, the Company acquired J.P. Kush and Associates, Inc., a premier healthcare insurance agency with operations in 10 states, headquartered in Troy, Michigan. The acquisition price was $1,950,000 which includes upfront cash provided by the Company in the amount of $1,900,000 and RELI stock of $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Consistent with our disciplined approach, we decided not to proceed with the LOI announced on September 9, 2020 following extensive due diligence, including further evaluation of the growth prospects, earnings potential and proposed purchase price. We have also accomplished organically many of our original goals of this acquisition, including the addition of new carriers and licensing of 5minuteinsure.com in numerous states across the U.S. through Reliance Insurtech, LLC and our Fortman Insurance Agency subsidiary.

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

After a successful closed Beta program, 5MinuteInsure.com gathered valuable information on the online insurance consumer’s ideal experience. Through extensive research, we have determined the key factors required to most efficiently convert a prospect into a client, using the online interactive platform. Consumers are demanding an online independent agent that, compares real quotes for Home and Auto insurance between multiple carriers, and at the same time enables clients to instantly purchase the coverage they desire, on a single platform. This is a major differentiating factor from lead generator comparison sites that compare quotes and sell your information as a lead. Reliance is in a strong position to fill the personal insurance needs of the online consumer through 5MnuteInsure.com. Our R&D team has been working closely with software development company fine tuning a user experience that is in high demand of consumers.

5MinuteInsure.com platform is currently licensed to sell Home and Auto insurance in 46 states and District of Columbia under the name Reliance InsurTech LLC. The list of carriers offered on the platform continues to grow rapidly. There are currently 11 carriers being offered through 5MinuteInsure.com which is earning Reliance well deserved national exposure as becoming a major player is the industry. Insurance carriers are consistently initiating the conversation of joining the 5MinuteInsure.com platform as they are very impressed by Reliance Global Group Inc.’s investment in the user experience using Artificial Intelligence (AI) to bring accurate and adequately underwritten quotes to clients faster.

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

Acquired	Date	Location	Line of Business	Status

U.S. Benefits Alliance, LLC (USBA)	October 24, 2018	Michigan	Health Insurance	Affiliated

Employee Benefit Solutions, LLC (EBS)	October 24, 2018	Michigan	Health Insurance	Affiliated

Commercial Solutions of Insurance Agency, LLC	December 1, 2018	New Jersey	P&C – Trucking Industry	Unaffiliated

Southwestern Montana Insurance Center, Inc.	April 1, 2019	Montana	Group Health Insurance	Unaffiliated

Fortman Insurance Agency, LLC	May 1, 2019	Ohio	P&C	Unaffiliated

Altruis Benefits Consultants, Inc.	September 1, 2019	Michigan	Health Insurance	Unaffiliated

UIS Agency LLC	August 17, 2020	New York	Health Insurance	Unaffiliated

The following table lists our activity in 2021 by number of agents, approximate policies issued and revenue written:

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized March 31 2021
USBA and EBS	6	5,173	$221,219
UIS Agency, LLC / Commercial Solutions	2	48	$88,818
Southwestern Montana	13	1,212	$535,116
Fortman Insurance	14	3,258	$457,573
Altruis	8	6,298	$993,602

The following table lists our activity in 2020 by number of agents, approximate policies issued and revenue written:

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized December 31, 2020
USBA and EBS	6	3,278	$330,978
Commercial Solutions	2	32	$93,518
Southwestern Montana	13	1,031	$489,826
Fortman Insurance	14	3,110	$537,598
Altruis	8	5,026	$552,394

Recent Developments

Underwritten Public Offerings

The Company filed a Form 424(b)(4) on February 11, 2021 to offer 1,800,000 shares of common stock and accompanying Series A warrants at a public offering price of $6.00 per share and accompanying Series A warrant for aggregate gross proceeds of $10,800,000 prior to deducting underwriting discounts, commissions, and other offering expenses.

On February 11, 2021, we completed an underwritten public offering in which we sold 1,800,000 shares of our common stock at a price to the public of $5.99. All sales of the Company’s common stock had a warrant attached, which was valued at $0.01, for a total purchase price of $6.00. All shares of common stock sold were offered by the Company.

The Company granted a 45-day option to the underwriters, exercisable one or more times in whole or in part, to purchase up to an additional 270,000 shares of common stock at a price of $5.99 per share and up to an additional 270,000 Series A Warrants at a price of $0.01 per Series A Warrant less, in each case the underwriting discounts and commissions, to cover over-allotments, if any. The total number of common stock shares and warrants issued as a result was 270,000 for both common stock and warrants. The warrants will be exercisable immediately and for five years from the effective date.

The gross proceeds to the Company were approximately $12.4 million. After deducting the underwriting discount and other offering expenses, net proceeds were approximately $10.5 million.

Stock Split

The Company has had effected a reverse split of the issued and outstanding shares of common stock in a ratio of 1: 85.71 which is simultaneously occurred with the Company’s up listing to the Nasdaq Capital Market. The Company has adjusted all of share and per share numbers to take into account this reverse stock split.

Results of Operations

Comparison of the year ended March 31, 2021 to the year ended March 31, 2020

The following table sets forth our revenue and operating expenses for each of the years presented.

	March 31, 2021	March 31, 2020
Revenue
Commission income	$2,296,328	$2,004,314
Total revenue	2,296,328	2,004,314

Operating expenses
Commission expense	529,472	425,585
Salaries and wages	918,545	868,274
General and administrative expenses	1,004,401	1,121,120
Marketing and advertising	23,079	67,762
Depreciation and amortization	333,088	329,091
Total operating expenses	2,808,585	2,811,832

(Loss) income from operations	(512,257)	(807,518)

Other expense, net	(129,071)	(172,280)

Total Other expense, net	(129,071)	(172,280)

Net (loss) income	$(641,328)	$(979,798)

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

The Company had revenues of $2,296,328 for the three months ended March 31, 2021, as compared to $2,004,314 for the three months ended March 31, 2020. The increase of $292,014 was primarily due an increase in operations, including the additional insurance agencies acquired during 2019 and 2020 reporting a full three months of revenue.

Commission expense

The Company had total commission expense of $529,472 for the three months ended March 31, 2021 compared to $425,585 for the three months ended March 31, 2020. The increase of $103,887 or 24% is attributable to an increase in operations, including the additional insurance agencies acquired during 2019 and 2020 reporting a full three months of commission expense.

Salaries and wages

The Company reported $918,545 of salaries and wages expense for the three months ended March 31, 2021 compared to $868,274 for the three months ended March 31, 2020. The increase of $50,271 or 6% is consistent with the prior year.

General and administrative expenses

The Company had total general and administrative expenses of $1,004,401 for the three months ended March 31, 2021, as compared to $1,121,120 for the three months ended March 31, 2020. The decrease in expense was primarily due to less professional fees upon the Company up listing to NASDAQ in February of 2021.

Marketing and advertising

The Company reported $23,079 of marketing and advertising expense for the three months ended March 31, 2021 compared to $67,762 for the three months ended March 31, 2020. The decrease of $44,683 or 65% is due to the Company focusing on up listing the Company from OTC to NASDAQ and raising funds for operations.

Depreciation and amortization

The Company reported $333,088 of depreciation and amortization expense for the three months ended March 31, 2021 compared to $329,091 for the three months ended March 31, 2020. The increase of $3,997 or 1% is consistent with prior years.

Other income and expense

The Company reported $129,071 of other expense for the three months ended March 31, 2021 compared to $172,280 for the three months ended March 31, 2020. The decrease of $43,209 or 25% is attributable to the repayment of debt and decrease interest expense, loan fees and debt issuance cost amortization.

Liquidity and capital resources

As of March 31, 2021, the Company had a cash balance of $10,017,976 and working capital of $8,064,090 compared to March 31, 2020 with a cash balance of $529,581 and a working capital deficit of $6,073,982 at March 31, 2020. The increase in working capital is primarily attributable to net proceeds raised of $10,496,220 from the issuance of common stock and Series A warrants in February 2021.

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

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(646,602)	$(223,696)
Net cash used in investing activities	-	(1,000,000)
Net cash provided by financing activities	10,134,997	1,318,619
Net increase (decrease) in cash, cash equivalents, and restricted cash	$9,488,395	$94,923

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $2,570,382, which includes a net loss of $641,328 offset by non-cash expenses of $686,404 principally related to share based compensation expense of $352,299, depreciation and amortization of $333,087, and amortization of debt issuance costs of $5,722, as well as changes of net working capital items in the amount of $691,678 principally related to the decrease in accounts payable and accrued expenses of $893,505 and a decrease accounts receivable of $7,131. The increase in cash flow used in operating activities additionally was due to the decrease in accounts payable of $893,505. The Company paid down due balances upon the completion of the Company’s offering.

Investing Activities.

During the three months ended March 31, 2021, cash flows used in investing activities were $0 compared to cash flow used in investing activities of $1,000,000 for the three months ended March 31, 2020. The decrease in cash used in investing activities was due to no agencies being acquired in during the period ended March 31, 2021 compared to multiple agencies being acquired during the period ended March 31, 2020.

Financing Activities.

During the three months ended March 31, 2021, cash provided by financing activities was $10,134,997 as compared to $1,318,619 for the three months ended March 31, 2020. The net cash provided by financing activities is primarily related to proceeds from offering of 2,070,000 shares of common stock and accompanying warrants in February 2021. The issuance of common stock provided $10,496,221 is partially offset by the principal repayments of debt of $213,994 and the repayments of loans payable to related parties of $310,771. The increase was primarily related to common stock issued, principal repayments of debt and less debt issued, debt issued to related parties, and proceeds from related parties’ loans for the three months ended March 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During fiscal year 2020, the management determined it had a material weakness in its financial reporting and closing process. The Company plans to mitigate this material weakness by hiring an SEC reporting manager in fiscal 2021.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our management has concluded that our disclosure controls and procedures were effective as of such date.

PART II

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

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

We rely on information technology and third-party vendors to provide effective and efficient service to our customers, process claims, and timely and accurately report information to carriers and which often involves secure processing of confidential sensitive, proprietary and other types of information. Cybersecurity breaches of any of the systems we rely on may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions, any of which could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. An interruption of our access to, or an inability to access, our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. We have from time-to-time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business.

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

A significant portion of our insurance business is concentrated in Michigan, New Jersey, Montana and Ohio. For the three months ended March 31, 2021, and 2020 we derived $2,296,328 and $2,004,314 respectively or 100%, of our quarterly revenue, respectively, from our operations located in these regions (Q1 2021 - Michigan – 50%, New Jersey – 4%, Montana – 21% and Ohio – 26% and Q1 2020 - Michigan – 44%, New Jersey – 5%, Montana – 24% and Ohio – 27%). The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in these four states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes or other weather conditions, and other possible events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.

If we fail to comply with the covenants contained in certain of our agreements, our liquidity, results of operations and financial condition may be adversely affected.

The Oak Street credit agreements, in the aggregate principal amount of $8,641,008 and $9,000,746, as of March 31, 2021 and December 31, 2020 that govern our debt contain various covenants and other limitations with which we must comply including a debt to EBITDA ratio covenant and a covenant that at all times that the loans are outstanding: (i) Ezra Beyman, our chief executive officer, Debra Beyman, Mr. Beyman’s wife, or Yaakov Beyman, son of Mr. and Ms. Beyman, or someone else approved by Oak Street, as applicable, will be the manager of the current subsidiaries of the Company, (ii) Mr. Ezra Beyman will be President and Chairperson of the Board of the Company, and (iii) Reliance Holdings will continue to hold at least 51% of the Company’s equity. The credit agreements also contain provisions which cause a “cross default” if we default our obligations under other material contracts to which we are parties. The credit agreements contains customary and usual events of default, including, subject to certain specified cure periods and notice requirements, the Company’s or one of its subsidiaries’ failure to comply with the covenants therein. Upon an event of default, the lender has customary and usual remedies to cure these defaults including, but not limited to, the ability to accelerate the indebtedness.

The Company entered into an amended Master Credit Agreement on March 26, 2021 that removed the provisions for which Debra and Ezra Beyman were required to be the majority owners of the Company.

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

Due to the covenant waiver on June 30, 2020, Oak Street and the Company signed an amended agreement on August 11, 2020, to update its covenant so that, the Company should remain in compliance. The amendment states that for the September 30, 2020 and December 31, 2020 covenant test, the ratio of Senior Funded Debt to EBIDTA shall be no greater than 5.0 to 1.0. As of March 31, 2021 and December 31, 2020 the Company reported a ratio of 3.9 and 4.2, respectively, for Senior Funded Debt to EBIDTA, and remain in compliance. Beginning at March 31, 2021 and thereafter the Senior Funded Debt to EBIDTA ratio shall be reduced to no greater than 4.0 to 1.0.

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

At May 13, 2021, our CEO, Ezra Beyman, is the beneficial owner of approximately 50.324% of the common stock, consisting of 5,500,165 common shares. As of March 31, 2021, the outstanding amount of the loan from Reliance Holdings to us, is in the amount of approximately $733,573. As such he has the ability to control any actions which require shareholder approval. If there is an annual or special meeting of stockholders for any reason, our CEO has total discretion regarding proposals submitted to a vote by shareholders as a consequence of his significant equity interest. Accordingly, the Company’s CEO will continue to exert substantial control until such time, if ever, that he no longer has majority voting control.

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

The trading price of our common stock may fluctuate widely as a result of a number of factors, including the risk factors described above many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

●	General economic and political conditions such as recessions, economic downturns and acts of war or terrorism;

●	Quarterly variations in our operating results;

●	Seasonality of our business cycle;

●	Changes in the market’s expectations about our operating results;

●	Our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	Changes in financial estimates and recommendations by securities analysts concerning us or the insurance brokerage or financial services industries in general;

●	Operating and stock price performance of other companies that investors deem comparable to us;

●	News reports relating to trends in our markets, including any expectations regarding an upcoming “hard” or “soft” market;

●	Cyberattacks and other cybersecurity incidents;

●	Changes in laws and regulations affecting our business;

●	Material announcements by us or our competitors;

●	The impact or perceived impact of developments relating to our investments, including the possible perception by securities analysts or investors that such investments divert management attention from our core operations;

●	Market volatility;

●	A negative market reaction to announced acquisitions;

●	Competitive pressures in each of our segments;

●	General conditions in the insurance brokerage and insurance industries;

●	Legal proceedings or regulatory investigations;

●	Regulatory requirements, including international sanctions and the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 or other anti-corruption laws; or

●	Sales of substantial amounts of common shares by our directors, executive officers or significant stockholders or the perception that such sales could occur.

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

Our Articles of Incorporation authorize the issuance of 2,000,000,000 shares of common stock, par value $0.086 per share. As of March 31, 2021 we had 10,929,514 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

Industry and Market Data

Unless otherwise indicated, information contained in this Form 10-Q concerning our industry and the markets in which we operate, including our general expectations and market opportunity and market size, is based on information from various sources, including independent industry publications. In presenting this information, we have also made assumptions based on such data and other similar sources, and on our knowledge of, and our experience to date in the relevant industries and markets. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We believe that the information from these industry publications that is included in this Form 10-Q is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury) and all under Section 4(a)(2) of the Securities Act of 1933	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) OR Nature of Services Provided (if applicable)	Restricted or Unrestricted as of this filing?	Exemption or Registration Type?
3/5/2021	New	15,000	Common	$6.07	No	Tradigital Marketing	Cash	restricted	Rule 144

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this Form 10-K.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*

31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*

32.2	Section 1350 Certification of the Chief Financial Officer and Chief Financial Officer*

101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Furnished herewith

** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reliance Global Holdings, Inc.

Date: May 13, 2021	By:	/s/ Ezra Beyman
Ezra Beyman
Principal Executive Officer

Reliance Global Holdings, Inc.

Date: May 13, 2021	By:	/s/ Alex Blumenfrucht
Alex Blumenfrucht
Principal Financial Officer and
Principal Accounting Officer

