Form 10-Q
period 2021-06-30
Reliance Global Group, Inc.
filed 2021-08-17
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company, in Rule 12b-2 of the Exchange Act.

Yes: ☐ No: ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes: ☐ No: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

Yes: ☐ No: ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	RELI	The Nasdaq Capital Market
Series A Warrants	RELIW	Nasdaq Capital Market

At August 17, 2021 the registrant had 10,944,439 shares of common stock, par value $0.086 per share, outstanding.

Item 1. Financial Statements

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$6,348,415	$45,213
Restricted cash	484,350	484,368
Accounts receivable	787,385	862,597
Accounts receivable, related parties	7,131	-
Note receivables	3,825	3,825
Other receivables	1,952	1,952
Prepaid expense and other current assets	130,817	38,081
Total current assets	7,763,875	1,436,036
Property and equipment, net	76,335	79,163
Right-of-use asset, net	1,182,652	433,529
Investment in NSURE, Inc.	1,350,000	1,350,000
Intangibles, net	6,747,098	5,982,434
Goodwill	9,750,492	8,761,725
Other non-current assets	19,835	1,800
Total assets	$26,890,287	$18,044,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$338,490	$1,143,582
Loans payable	-	14,598
Current portion of loans payables, related parties	-	4,523,045
Other payables	62,500	62,500
Current portion of long-term debt	889,994	963,450
Current portion of leases payable	268,234	176,897
Total current liabilities	1,559,218	6,884,072

Loan payables, related parties, less current portion	375,742	143,475
Loans payable, less current portion	-	-
Long term debt, less current portion	7,537,896	7,885,830
Leases payable, less current portion	922,224	262,904
Earn-out liability	3,281,662	2,631,418
Total liabilities	13,676,742	17,807,699

Stockholders’ and members’ equity:
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 1,147 and 395,640 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	100	33,912
Common stock, $0.086 par value; 2,000,000,000 shares authorized and 10,944,439 and 4,241,028 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	939,826	363,517
Common stock issuable	482,116	822,116
Additional paid-in capital	26,041,995	11,377,123
Accumulated deficit	(14,250,492)	(12,359,680)
Total stockholders’ equity (deficit)	13,213,545	236,988
Total liabilities and stockholders’ equity	$26,890,287	$18,044,687

See accompanying notes to Condensed Consolidated Financial Statements.

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
REVENUE
Commission income	$2,190,847	$1,642,018	$4,514,577	$3,646,332
Total revenue	2,190,847	1,642,018	4,514,577	3,646,332

OPERATING EXPENSES
Commission expense	$558,271	$353,899	$1,087,743	$779,484
Salaries and wages	1,110,629	868,222	2,029,174	1,736,496
General and administrative expenses	1,202,350	1,082,752	2,206,751	2,203,872
Marketing and advertising	55,021	33,497	78,100	101,259
Depreciation and amortization	369,366	329,091	702,454	658,182
Total operating expenses	3,295,637	2,667,461	6,104,222	5,479,293

Loss from operations	(1,104,790)	(1,025,443)	(1,589,645)	(1,832,961)

Other expense, net	(172,096)	(112,970)	(301,167)	(285,250)
	(172,096)	(112,970)	(301,167)	(285,250)

Net loss	$(1,276,886)	$(1,138,413)	$(1,890,812)	$(2,118,211)

Basic and diluted loss per share	$(0.12)	$(0.27)	$(0.20)	$(0.51)
Weighted average number of shares outstanding	10,934,489	4,162,205	9,259,738	4,151,948

See accompanying notes to Condensed Consolidated Financial Statements.

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	395,640	$33,912	4,241,028	$363,517	51,042	$822,116	$11,377,123	$(12,359,680)	$236,988

Share based compensation	-	-	-	-	-	-	246,966	-	246,966

Shares issued for services	-	-	15,000	1,290	-	-	89,760	-	91,050

Shares issued due to public offering, net of offering costs of $1,672,852	-	-	1,800,000	154,800	-	-	8,954,348	-	9,109,148

Over-allotment shares from offering, net of offering costs of $250,928	-	-	270,000	23,220	-	-	1,343,153	-	1,366,373

Warrants sold during public offering at quoted price	-	-	-		-	-	20,700	-	20,700

Shares issued due to conversion of preferred stock	(394,493)	(33,812)	3,944,930	339,264	-	-	(305,452)	-	-

Shares issued due to conversion of debt	-	-	633,333	54,467	-	-	3,745,533	-	3,800,000

Rounding shares related to initial public offering	-	-	1,885	-	(3)	-	-	-	-

Shares issued pursuant to software purchase	-	-	23,338	1,984	(23,338)	(340,000)	338,016	-	-

Net loss	-	-	-	-	-	-	-	(613,926)	(613,926)

Balance, March 31, 2021	1,147	$100	10,929,514	$938,542	27,701	$482,116	$25,810,147	$(12,973,606)	$14,257,299

Share based compensation	-	-	-	-	-	-	183,132	-	183,132

Rounding shares related to initial public offering	20	-	-	-	-	-	-	-	-

Shares issued pursuant to acquisition of Kush	-	-	14,925	1,284	-	-	48,716	-	50,000

Net loss	-	-	-	-	-	-	-	(1,276,886)	(1,276,886)

Balance, June 30, 2021	1,167	$100	10,944,439	$939,826	27,701	$482,116	$26,041,995	$(14,250,492)	$13,213,545

	Reliance Global Group, Inc.
	Preferred		Common		Common stock		Additional
	stock		stock		issuable		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2019	395,640	$33,912	4,115,330	$352,743	51,042	$822,116	$8,216,829	$(8,783,276)	$642,324

Shares issued pursuant to investment in NSURE, Inc.	-	-	46,667	4,000	-	-	996,000	-	1,000,000

Share based compensation	-	-	-	-	-	-	394,719	-	394,719

Net loss	-	-	-	-	-	-	-	(979,798)	(979,798)

Balance, March 31, 2020	395,640	$33,912	4,161,997	$356,743	51,042	$822,116	$9,607,548	$(9,763,074)	$1,057,245

Share based compensation	-	-	-	-	-	-	448,853	-	448,853

Net loss	-	-	-	-	-	-	-	(1,138,413)	(1,138,413)
Balance, June 30, 2020	395,640	$33,912	4,161,997	$356,743	51,042	$822,116	$10,056,401	$(10,901,487)	$367,685

See accompanying notes to Condensed Consolidated Financial Statements.

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIATIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,890,812)	$(2,118,211)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	702,454	658,182
Amortization of debt issuance costs and accretion of debt discount	20,206	11,443
Non-cash lease expense	1,534	404
Stock compensation expense	521,148	843,572
Change in operating assets and liabilities:
Accounts payables and other accrued liabilities	(805,092)	186,899
Accounts receivable	75,212	103,822
Accounts receivable, related parties	(7,131)	7,131
Other receivables	-	5,797
Other payables	-	54,149
Other non-current assets	(18,035)	-
Prepaid expense and other current assets	(92,736)	-
Net cash used in operating activities	(1,493,252)	(246,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in NSURE, Inc.	-	(1,200,000)
Acquisition of business, net of cash acquired	(1,608,586)	-
Purchase of intangibles	(152,990)	-
Net cash used in investing activities	(1,761,576)	(1,200,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(432,833)	(132,254)
Proceeds from PPP loan	-	673,700
Principal repayments of PPP loan	-	(165,000)
Proceeds from loans payable, related parties	2,931	373,000
Payments of loans payable, related parties	(508,307)	(31,950)
Payments of loans payable	-	(210)
Issuance of common stock	10,496,221	1,000,000
Net cash provided by financing activities	9,558,012	1,717,286

Net increase in cash and restricted cash	6,303,184	270,474
Cash and restricted cash at beginning of year	529,581	491,585
Cash and restricted cash at end of year	6,832,765	762,059

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH TRANSACTIONS:
Cash paid for interest	350,175	86,310
Acquisition of lease asset and liability	861,443	591,548
Conversion of preferred stock into common stock	339,264	-
Conversion of debt into equity	3,800,000	-
Common stock issued pursuant to acquisition	50,000	-
Common stock issued in lieu of services	91,050	-
Issuance of common stock pursuant to the purchase of software from The Referral Depot, LLC	340,000	-

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

On August 17, 2020, the Company acquired UIS Agency, Inc. (“UIS”). UIS is an insurance agency and employee benefits provider (See Note 3).

On May 1, 2021, the Company acquired J.P. Kush and Associates, Inc. (“Kush”), an independent healthcare insurance agency. (See Note 3).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounting of Reliance Global Group, Inc., and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K.

Liquidity

As of June 30, 2021, the Company’s reported cash and restricted cash aggregated balance was approximately $6,833,000, current assets were approximately $7,764,000, while current liabilities were approximately $1,559,000. As of June 30, 2021, the Company had working capital of approximately $6,205,000 and stockholders’ equity of $13,214,000. For the six month period ended June 30, 2021, the Company reported a net loss of approximately $1,891,000 and negative cash flows from operations of $1,493,252. The Company also completed an offering in February that raised net proceeds of approximately $10,496,000. Management believes the company’s financial position to be reasonable and sufficient, providing ample liquidity for the foreseeable future.

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

The reconciliation of cash and restricted cash reported within the applicable balance sheet accounts that sum to the total of cash and restricted cash presented in the statement of cash flows is as follows:

	June 30, 2021	June 30, 2020
Cash	$6,348,415	$270,304
Restricted cash	484,350	491,755
Total cash and restricted cash	$6,832,765	$762,059

Property and Equipment

Property and equipment are stated at cost. Depreciation, including assets acquired under capital leases or finance leases, are recorded over the shorter of the estimated useful life or the lease term of the applicable assets using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Certain capitalized software has been reclassified from property and equipment to intangibles and comparative periods have been adjusted accordingly. Maintenance and repairs are charged to expense as incurred. The estimated useful life of the Companies Property and Equipment is as follows:

Useful Life (in years)
Computer equipment	5
Office equipment and furniture	7
Leasehold improvements	Shorter of the useful life or the lease term

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

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of June 30, 2021 and December 31, 2020, unamortized deferred financing costs were $179,397, and $186,312, respectively and are netted against the related debt.

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

Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value and accretion costs are recognized in earnings.

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

Goodwill and other indefinite-lived intangibles

The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is assigned to a reporting unit on the acquisition date and tested for impairment at least annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. Similarly, indefinite-lived intangible assets (if any) other than goodwill, are tested annually or more frequently if indicated, for impairment. If impaired, intangible assets are written down to fair value based on the expected discounted cash flows.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers which at its core, recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

The Company’s revenue is primarily comprised of agency commissions earned from health insurance carriers (the “Customer” or “Carrier”) related to insurance plans produced through brokering, producing and servicing agreements between insurance carriers and members. The Company defines a “Member” as an individual, family or entity currently covered or seeking insurance coverage.

The Company focuses primarily on agency services for insurance products in the “Healthcare” and property and casualty, which includes auto (collectively “P&C”) space, with nominal activity in the life insurance and bond sectors. Healthcare includes plans for individuals and families, Medicare supplements, ancillary and small businesses.

Consideration for all agency services typically is based on commissions calculated by applying contractual commission rates to policy premiums. For P&C, commission rates are applied to premiums due, whereas for healthcare, commission rates including override commissions are applied to monthly premiums received by the Carrier.

The Company has two forms of billing practices, “Direct Bill” and “Agency Bill”. With Direct Bill, Carriers bill and collect policy premium payments directly from Members without any involvement from the Company. Commissions are paid to the Company by the Carrier in the following month. With Agency Bill, The Company bills Members premiums due and remits them to Carriers net of commission earned.

The following outlines the core principles of ASC 606:

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

Healthcare revenue recognition:

The Company identifies a contract when it has a binding agreement with an insurance carrier, the Customer, to provide agency services to Members.

There typically is one performance obligation in contracts with Carriers, to perform agency services that culminate in monthly premium cash collections by the Carrier. The performance obligation is satisfied through a combination of agency services including, marketing carrier’s insurance plans, soliciting Member applications, binding, executing and servicing insurance policies on a continuous basis throughout a policy’s life cycle which includes and culminates with the Customer’s collection of monthly premiums. No commission is earned if cash is not received by Carrier. Thus, commission revenue is earned only after a month’s cash receipts from Members’ dues is received by the Customer. Each month’s Carrier cash collections is considered a separate unit sold and transferred to the Customer i.e., the satisfaction of that month’s performance obligation.

Transaction price is typically stated in a contract and usually based on a commission rate applied to Member premiums paid and received by Carrier. The Company generally continues to receive commission payments from Carriers until a Member’s plan is cancelled or the Company terminates its agency agreement with the Carrier. Upon termination, the Company normally will no longer receive any commissions form Carriers even on business still in place. In some instances, trailing commissions could occur which would be recognized similar to other Healthcare revenue. With one performance obligation, allocation of transaction price is normally not necessary.

Healthcare typically utilizes the Direct Bill method.

The Company recognizes revenue at a point in time, when it satisfies its monthly performance obligation and control of the service transfers to the Customer. Transfer occurs when Member insurance premium cash payments are received by the Customer. The Customer’s receipt of cash is the culmination and complete satisfaction of the Company’s performance obligation, and the earnings process is complete.

With Direct Bill, since the amount of monthly Customer cash receipts is unknown to the Company until the following month when notice is provided by Customer to Company, the Company accrues revenue at each period end. Any estimated revenue accrued and recognized at a period-end is trued up for financial reporting per actual revenue earned as provided by the Customer during the following month.

P&C revenue recognition:

The Company identifies a contract when it has a binding agreement with an insurance carrier, the Customer, to provide agency services to Members.

There typically is one performance obligation in contracts with Customers, to perform agency services to solicit, receive proposals and bind insurance policies culminating with policy placement. Commission revenue is earned at the time of policy placement.

Transaction price is typically stated in a contract and usually based on commission rates applied to Member premiums due. With one performance obligation, allocation of transaction price is normally not necessary.

P&C utilizes both the Agency Bill and Direct Bill methods, depending on the Carrier.

The Company recognizes revenue at a point in time, when it satisfies its performance obligation and control of the service transfers to the Customer. Transfer occurs when the policy placement process is complete.

With both Direct Bill and Agency Bill, the Company accrues commission revenue in the period policies are placed. With Agency Bill, payment is typically received from Members in the month earned, however with Direct Bill, payment is typically received from Carriers in the month subsequent to the commissions being earned.

Other revenue policies: Insurance commissions earned from Carriers for life insurance products are recorded gross of amounts due to agents, with a corresponding commission expense for downstream agent commissions being recorded as commission expense within the condensed consolidated statements of operations.

When applicable, commission revenue is recognized net of any deductions for estimated commission adjustments due to lapses, policy cancellations, and revisions in coverage.

The Company could earn additional revenue from contingent commissions, profit-sharing, override and bonuses based on meeting certain revenue or profit targets established periodically by the Carriers (collectively, “Contingent Commissions”). Contingent Commissions are earned when the Company achieves targets established by Carriers. The Carriers notify the Company when it has achieved the target. The Company recognizes revenue for any Contingent Commissions at the time it is reasonably assured that a significant revenue reversal is not probable, which is generally when a Carrier notifies the Company that it is on track or has earned a Contingent Commission.

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Three Months ended June 30, 2021	Medical/Life	Property and Casualty	Total
Regular
EBS	207,201	-	207,201
USBA	15,395	-	15,395
CCS/UIS	-	65,348	65,348
Montana	404,740	-	404,740
Fortman	276,634	226,337	502,971
Altruis	729,874	-	729,874
Kush	265,318	-	265,318
	1,899,162	291,685	2,190,847

Three Months ended June 30, 2020	Medical/Life	Property and Casualty	Total
Regular
EBS	181,078		181,078
USBA	61,268		61,268
CCS/UIS		52,182	52,182
Montana	340,024		340,024
Fortman	151,725	298,812	450,537
Altruis	556,929		556,929
	1,291,024	350,994	1,642,018

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

Leases

The Company recognizes leases in accordance with Accounting Standards Codification Topic 842, “Leases” (“ASC 842” or “ASU 2016-12”). This standard provides enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases are recognized as a single lease expense, generally on a straight-line basis.

The Company is the lessee in a contract when the Company obtains the right to use an asset. We currently lease real estate and office space under non-cancelable operating lease agreements. When applicable, consideration in a contract is allocated between lease and non-lease components. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of June 30, 2021 or 2020. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations. The Company determines a lease’s term by agreement with lessor and includes lease extension options and variable lease payments when option and/or variable payments are reasonably certain of being exercised or paid.

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

Prior Period Adjustments

During the current financial reporting close process, the Company identified certain immaterial adjustments impacting prior reporting periods. Specifically, the Company identified adjustments to correct goodwill and retained earnings in relation to historical purchase price allocation accounting, and adjustments to true up accounts receivable and retained earnings for certain historical accrued revenues. The Company has also separately reclassified its purchase software from property, plant and equipment to intangible assets.

The Company assessed the materiality of the adjustments to prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. (SAB) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and ASC 250, Accounting Changes and Error Corrections.

Accordingly, the Company’s comparative condensed consolidated financial statements and impacted notes have been revised from amounts previously reported to reflect these adjustments. The following table illustrates the impact on previously reported amounts and adjusted balances presented in the condensed consolidated financial statements for the period ended June 30, 2021.

Account	12/31/2020 As reported	Adjustment	12/31/20 Adjusted
Accounts Receivable	236,651	625,946	862,597
Goodwill	9,265,070	(503,345)	8,761,725
Accumulated Deficit	(12,482,281)	122,601	(12,359,680)
Commission income	7,279,530	17,616	7,297,146

Total Assets	17,922,086	122,601	18,044,687
Total Revenue	7,279,530	17,616	7,297,146
Net Loss	(3,699,005)	17,616	(3,681,389)
EPS	(0.88)	0.00	(0.88)

Account	3/31/2021 As reported	Adjustment	3/31/2021 Adjusted
Accumulated Deficit	(13,123,609)	150,003	(12,973,606)
Commission income	2,296,328	27,402	2,323,730
Total Revenue	2,296,328	27,402	2,323,730
Net Loss	(641,328)	27,402	(613,926)
EPS	(0.09)	0.00	(0.08)

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the general principles in Topic 740 and simplifies other areas of the existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this pronouncement January 1, 2021 which did not have a material effect on the consolidated financial statements.

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

Acquired	Date	Location	Line of Business	Status
U.S. Benefits Alliance, LLC (USBA)	October 24, 2018	Michigan	Health Insurance	Affiliated
Employee Benefit Solutions, LLC (EBS) Commercial Solutions of Insurance Agency, LLC	October 24, 2018 December 1, 2018	Michigan New Jersey	Health Insurance P&C – Trucking Industry	Affiliated Unaffiliated
Southwestern Montana Insurance Center, Inc.	April 1, 2019	Montana	Group Health Insurance	Unaffiliated
Fortman Insurance Agency, LLC	May 1, 2019	Ohio	P&C	Unaffiliated
Altruis Benefits Consultants, Inc.	September 1, 2019	Michigan	Health Insurance	Unaffiliated
UIS Altruis LLC	August 17, 2020	New York	Health Insurance	Unaffiliated

J.P. Kush and Associates, Inc.	May 1, 2021	Michigan	Health Insurance	Unaffiliated

The following table lists our activity in 2021 by number of agents, approximate policies issued and revenue written:

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized June 30, 2021
USBA and EBS	5	310	$463,880
UIS Agency, LLC / Commercial Solutions	1	92	$175,249
Southwestern Montana	13	1,577	$861,598
Fortman Insurance	14	1,953	$1,000,119
Altruis	13	1,224	$1,748,413
Kush	4	350	$265,318

The following table lists our activity in 2020 by number of agents, approximate policies issued and revenue written:

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized June 30, 2020
USBA and EBS	5	271	$589,994
Commercial Solutions	2	95	$149,855
Southwestern Montana	14	1,447	$853,885
Fortman Insurance	14	1,798	$1,017,150
Altruis	13	5,454	$1,035,448

UIS Transaction

On August 17, 2020, the Company entered into a Stock Purchase Agreement with UIS Agency LLC whereby the Company shall purchase the business and certain assets noted within the Purchase Agreement (the “UIS Acquisition”) for a total purchase price of $883,334. The purchase price was paid with a cash payment of $601,696, $200,000 in shares of the Company’s common stock and an earn-out payment. Three cash installment payments totaling $500,000 were due on September 30, 2020, October 31, 2020 and December 31, 2020. Earn-out payment is dependent on the Net Product Line Revenues being equal to or greater than $450,000 for the measurement period. The balance of the earn-out liability as of June 30, 2021 and December 31, 2020 was $81,638 and is and is presented on the balance sheet.

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
	$883,334

Goodwill of $716,462 arising from the UIS Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the UIS Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the UIS Acquisition incurred were $33,344 recorded as a component of General and administrative expenses. The revenues for the acquired business as a standalone entity per ASC 805 from January 1, 2020 to March 31, 2020 were $138,115. The net loss for the acquired business was not determinable as the business was fully integrated with an existing subsidiary of the Company.

J.P. Kush and Associates, Inc. Transaction

On May 1, 2021, the Company entered into a Purchase Agreement with J.P. Kush and Associates, Inc. whereby the Company shall purchase the business and certain assets noted within the Purchase Agreement (the “Kush Acquisition”) for a total purchase price of $2,591,481. The purchase price was paid with a cash payment of $1,900,000, $50,000 in restricted shares of the Company’s common stock, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and an earn-out payment. The fair value balance of the earn-out liability as of June 30, 2021 was $641,481 and is presented net of accretion on the balance sheet.

The Kush Acquisition was accounted for as a business combination in accordance with the acquisition method under the guidance in ASC 805-10 and 805-20. Accordingly, the total purchase consideration was allocated to intangible assets acquired based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the Kush Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Trade name and trademarks	$474,300	5
Customer relationships	693,000	10
Non-competition agreements	144,000	5
Cash	291,414
Goodwill	988,767	Indefinite
	$2,591,481

Goodwill of $988,767 arising from the Kush Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the Kush Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the Kush Acquisition incurred were $58,092 recorded as a component of General and administrative expenses. The revenue for the acquired business as a standalone entity per ASC 805 from January 1, 2021 to April 30, 2021 was $500,155 and from January 1, 2020 to June 30, 2020 was $561,523. The net profit/loss for the acquired business was not determinable as the business was fully integrated with an existing subsidiary of the Company.

NOTE 4. INVESTMENT IN NSURE, INC.

On February 19, 2020, the Company entered into a securities purchase agreement with NSURE, Inc. (“NSURE”) whereas the Company may invest up to an aggregate of $20,000,000 in NSURE which will be funded with three tranches. In exchange, the Company will receive a total of 5,837,462 shares of NSURE’s Class A Common Stock, which represents 35% of the outstanding shares. The first tranche of $1,000,000 was paid immediately upon execution of the agreement. As a result of the first tranche, the Company received 291,873 shares of NSURE’s Class A Common Stock. The second tranche of $3,000,000 and third tranche of $16,000,000 have not occurred as of June 30, 2021. The Company will use the cost method of acquisition for the initial recognition of this investment. Once the Company determines that it can exercise significant influence over NSURE, it will begin to account for its investment under the equity method. On February 10, 2020, the Company issued 46,667 shares of common stock to a third-party individual for the purpose of raising capital to fund the Company’s investment in NSURE, Inc. The Company received proceeds of $1,000,000 for the issuance of these common shares. As of June 30, 2021 and December 31, 2020, the investment balance is $1,350,000.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Computer equipment and software	$37,721	$33,774
Office equipment and furniture	36,573	36,573
Leasehold Improvements	56,631	56,631
Property and equipment, gross	130,925	126,978
Less: Accumulated depreciation and amortization	(54,590)	(47,815)
Property and equipment, net	$76,335	$79,163

Depreciation expense associated with property and equipment as adjusted to reclassify certain software assets to intangibles, is included in depreciation within the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2021, and 2020, and was $6,775 and $9,929, respectively.

Depreciation expense associated with property and equipment as adjusted to reclassify certain software assets to intangibles, is included in depreciation within the Company’s Condensed Consolidated Statements of Operations for the three months ended June 30, 2021, and 2020 was $4,117 and $4,964, respectively.

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

As of June 30, 2021 and December 31, 2020, the Company’s goodwill balance was $9,750,492 and $8,761,725, respectively.

Goodwill
December 31, 2019	$8,045,263
Goodwill recognized in connection with acquisition on August 17, 2020	716,462
December 31, 2020	8,761,725
March 31, 2021	8,761,725
Goodwill recognized in connection with Kush acquisition on May 1, 2021	$988,767
June 30, 2021	$9,750,492

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of June 30, 2021:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	3.9	$1,566,375	$(428,849)	$1,137,526
Internally developed software -WIP	Not in service	144,354	-	144,354
Customer relationships	8.2	4,379,290	(833,043)	3,546,247
Purchased software	1.1	562,327	(359,264)	203,063
Non-competition agreements	3.1	2,821,010	(1,105,108)	1,715,902
		$9,469,041	$(2,726,264)	$6,747,098

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2020:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	2.6	$1,087,760	$(307,163)	$780,597
Customer relationships	7.6	3,686,290	(623,649)	3,062,641
Purchased software	1.6	562,327	(265,543)	296,784
Non-competition agreements	2.6	2,677,010	(834,598)	1,842,412
		$8,013,387	$(2,030,953)	$5,982,434

Amortization expense as adjusted for certain software reclassifications was $695,679 and $648,153 for the six months ended June 30, 2021 and 2020, respectively.

Amortization expense as adjusted for certain software reclassifications was $365,249 and $324,027 for the three months ended June 30, 2021 and 2020, respectively.

The following reflects the expected amortization expense of acquired intangible assets as of June 30, 2021, for each of the following five years and thereafter:

Years ending December 31,	Amortization Expense
2021	$901,308
2022	1,426,326
2023	1,303,177
2024	781,832
2025	564,933
Thereafter	1,769,522
Total	$6,747,098

As of June 30, 2021 and December 31, 2020, the Company was in compliance with the covenants due to start up initiatives that were funded by Reliance Holdings.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Significant components of accounts payable and accrued liabilities were as follows:

	June 30, 2021	December 31, 2020

Accounts payable	$220,134	$980,943
Accrued commission expense	69,560	-
Accrued expenses	16,192	35,022
Accrued credit card payables	17,371	119,896
Other accrued liabilities	15,233	7,792
	$338,490	$1,143,653

NOTE 8. LONG-TERM DEBT

The composition of the long-term debt follows:

	June 30, 2021	December 31, 2020
Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, net of deferred financing costs of $15,716 and $19,044 as of June 30, 2021 and December 31, 2020, respectively	$514,429	$542,760
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, net of deferred financing costs of $18,903 and $22,737 as of June 30, 2021 and December 31, 2020, respectively	832,198	877,550
Oak Street Funding LLC Term Loan for the acquisition of SWMT, net of deferred financing costs of $12,359 and $16,685 as of June 30, 2021 and December 31, 2020, respectively	932,614	979,966
Oak Street Funding LLC Term Loan for the acquisition of FIS, net of deferred financing costs of $45,569 and $54,293 as of June 30, 2021 and December 31, 2020, respectively	2,346,730	2,465,410
Oak Street Funding LLC Term Loan for the acquisition of ABC, net of deferred financing costs of $51,850 and $65,968 as of June 30, 2021 and December 31, 2020, respectively	3,801,919	3,983,594
	8,427,890	8,849,280
Less: current portion	(889,994)	(963,450)
Long-term debt	$7,537,896	$7,885,830

Oak Street Funding LLC – Term Loans and Credit Facilities

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

Aggregated cumulative maturities of long-term obligations (including the Term Loan and the Facility), excluding deferred financing costs, as of June 30, 2021 are:

Fiscal year ending December 31,	Maturities of Long-Term Debt
2021	$438,515
2022	913,920
2023	963,584
2024	1,015,030
2025	1,071,119
Thereafter	4,170,119
Total	$8,572,287
Less debt issuance costs	(144,397)
Total	8,427,890

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

NOTE 9. SIGNIFICANT CUSTOMERS

Carriers representing 10% or more of total revenue are presented in the table below:

	For the six months ended June 30,		For the period ended December 31,
	2021	2020	2020	2019
BlueCross BlueShield	25%	30%	25%	26%
Priority Health	33%	28%	26%	20%

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

On February 11, 2021, Reliance Global Holdings, LLC, a related party, converted 394,493 shares of Series A Convertible Preferred Stock into 3,944,930 shares of common stock.

As of June 30, 2021 and December 31, 2020, there were 1,167 and 395,640 shares of Series A Convertible Preferred Stock outstanding, respectively.

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

In May 2021, the Company issued 14,925 shares of common stock pursuant to the acquisition of the Kush Acquisition.

Stock Options

During the year ended December 31, 2019, the Company adopted the Reliance Global Group, Inc. 2019 Equity Incentive Plan (the “Plan”) under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants, and service providers. A total of 700,000 shares of common stock are reserved for issuance under the Plan. At June 30, 2021 and December 31, 2020, there were 163,913 shares of common stock reserved for future awards under the Plan. The Company issues new shares of common stock from the shares reserved under the Plan upon exercise of options.

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

The following is a summary of the stock options granted, forfeited or expired, and exercised under the Plan for the six months ended June 30, 2021:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	233,917	$15.43	3.63	$-
Granted	-	-	-	-
Forfeited or expired	(70,004)	14.57	3.18	-
Exercised	-	-	-	-
Outstanding at June 30, 2021	163,913	$15.50	3.12	$-

The following is a summary of the stock options granted, forfeited or expired, and exercised under the Plan for the six months ended June 30, 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	229,833	$15.43	4.62	$2,995,640
Granted	23,333	33.43	4.73	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2020	253,166	$17.14	3.71	$-

The following is a summary of the Company’s non-vested stock options as of December 31, 2020, and changes during the six months ended June 30, 2021:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2020	159,542	$13.39	2.53
Granted	-	-	-
Vested	-	-	-
Forfeited or expired	(70,004)	14.57	-
Non-vested at June 30, 2021	89,538	$15.03	2.02

The following is a summary of the Company’s non-vested stock options as of December 31, 2019, and changes during the three months ended June 30, 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2019	212,333	$15.43	4.30
Granted	23,333	33.43	4.73
Vested	(17,500)	17.14	3.66
Forfeited or expired	-	-	-
Non-vested at June 30, 2020	218,166	$17.14	3.66

During the six months ended June 30, 2021, the Board did not approve any options to be issued pursuant to the Plan.

During the six months ended June 30, 2020, the Board approved options to be issued pursuant to the Plan to a certain current employee, during the period, totaling 23,333 shares. These options have been granted with an exercise price greater than the market value of the common stock on the date of grant and have a contractual term of 5 years. The options vest ratably over a 4-year period through February 2024 and remain subject to forfeiture if vesting conditions are not met. Compensation cost is recognized on a straight-line basis over the vesting period or requisite service period. Subsequent to June 30, 2020, the employee was terminated, and the options were forfeited.

The Company determined that the options granted had a total fair value for the period ending on June 30, 2020, of $3,967,480 which will be amortized in future periods through November 2023. During the six months ended June 30, 2020, the Company recognized $843,572 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of June 30, 2020, unrecognized compensation expense totaled $2,076,532 which will be recognized on a straight-line basis over the vesting period or requisite service period through February 2024.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on June 30, 2020. The market value as of June 30, 2020, was $16.28 based on the closing bid price for June 30, 2020.

As of June 30, 2021 the Company determined that the options granted had a total fair value of $2,421,961. During the six months ended June 30, 2021, the Company recognized $385,018 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of June 30, 2021, unrecognized compensation expense totaled $386,888.

These options have been granted with an exercise price greater than the market value of the common stock on the date of grant and have a contractual term of 5 years. The options vest ratably over a 4-year period through September 2024 and remain subject to forfeiture if vesting conditions are not met. Compensation cost is recognized on a straight-line basis over the vesting period or requisite service period. During the six months ended June 30, 2020, 70,004 options were forfeited.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on June 30, 2021. The market value as of June 30, 2021 was $3.53 based on the closing bid price for June 30, 2021.

The Company estimated the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing model requires the Company to make predictive assumptions regarding future stock price volatility, recipient exercise behavior, and dividend yield. The Company estimated the future stock price volatility using the historical volatility over the expected term of the option. The expected term of the options was computed by taking the mid-point between the vesting date and expiration date. The following assumptions were used in the Black-Scholes option-pricing model:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Exercise price	$0.16 - $0.26	$0.39
Expected term	3.25 to 3.75 years	3.75 years
Risk-free interest rate	0.38% - 2.43%	0.38%
Estimated volatility	293.07% - 517.13%	318.00%
Expected dividend	-	-
Option price at valuation date	$0.12 - $0.31	$0.31

Warrants

As a part of the Company’s offering, the Company issued 2,070,000 Series A Warrants. These warrants are classified as equity warrants because of provisions, pursuant to the warrant agreement, that permit the holder obtain a fixed number of shares for a fixed monetary amount. The warrants are standalone equity securities that are transferable without the Company’s consent or knowledge. The warrants were recorded at a value per the offering of $0.01. The warrants may be exercised at any point from the effective date until the 5-year anniversary of issuance and are not subject to standard anti-dilution provisions. The Series A Warrants are exercisable at a per share exercise price equal to 110% of the public offering price of one share of common stock and accompanying Series A Warrant, $6.00.

NOTE 11. EARNINGS (LOSS) PER SHARE

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding.

If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed. Similarly, if the Company has net income but its preferred dividend adjustment made in computing income available to common stockholders results in a net loss available to common stockholders, diluted EPS would be computed in the same manner as basic EPS. Accordingly, the outstanding Series A Convertible Preferred Stock is considered anti-dilutive in which 1,167 and 395,640 were issued and outstanding at June 30, 2021 and 2020, respectively. Series A Convertible Preferred Stock is convertible into common stock on a 10 for 1 basis. The outstanding stock options are considered anti-dilutive in which 163,913 and 253,166 were issued and outstanding on June 30, 2021 and 2020, respectively.

The calculations of basic and diluted EPS for the three months ended June 30, 2021 and 2020 are as follows:

	June 30, 2021	June 30, 2020
Basic and diluted loss per common share:
Net loss	$(1,276,886)	$(1,138,413)
Basic weighted average shares outstanding	10,934,489	4,162,205
Basic and diluted loss per common share:	$(0.12)	$(0.27)

The calculations of basic and diluted EPS for the six months ended June 30, 2021 and 2020 are as follows:

	June 30, 2021	June 30, 2020
Basic and diluted loss per common share:
Net loss	$(1,890,812)	$(2,118,211)
Basic weighted average shares outstanding	9,259,738	4,151,948
Basic and diluted loss per common share:	$(0.20)	$(0.51)

NOTE 12. LEASES

Operating Leases

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The standard requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease, initially measured at the present value of the lease payments. The Company’s leases consist of operating leases on buildings and office space.

Lease expense for the six months ended June 30, 2021 and 2020 was $123,533 and 112,199 respectively.

In accordance with ASU 2016-02, right-of-use assets are amortized over the life of the underlying lease. As of June 30, 2021 and 2020, the Company reflected right of use assets of $1,182,652 and $433,529, respectively.

As of June 30, 2021 the weighted average remaining lease term for the operating leases is 5.58 years. The weighted average discount rate for the operating leases is 5.87%.

Future minimum lease payment under these operating leases consisted of the following:

Year ending December 31,	Operating Lease Obligations
2021	$164,406
2022	323,237
2023	248,767
2024	165,189
2025	110,422
Thereafter	381,935
Total undiscounted operating lease payments	1,393,956
Less: Imputed interest	(203,498)
Present value of operating lease liabilities	$1,190,458

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of June 30, 2021 and December 31, 2020. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

COVID-19 pandemic contingencies

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

NOTE 14. INCOME TAXES

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized benefits as a component income tax expense (benefit). The Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of June 30, 2021 and December 31, 2020.

The Company’s income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. For the three months ended June 30, 2021, however, the Company calculates its income tax expense by applying to any pre-tax loss/income an effective tax rate determined as if the year to date period is the annual period. Using this method, for the three months ended June 30, 2021, its estimated annual effective tax rate from continuing operation was 0% and the resulting income tax expense was $0. We believe that, at this time, this method for determining the effective tax rate is more reliable than projecting an annual effective tax rate due to the uncertainty of estimating annual pre-tax loss/income under the impact of the COVID-19 pandemic. The Company’s estimated annual effective tax rate differs from the U.S. statutory tax rate primarily due to a valuation allowance recorded against the deferred tax assets. Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using applicable tax rates. A valuation allowance is recorded against deferred tax assets if it is not more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the deferred tax assets in future, the Company has recorded a full valuation allowance against its net deferred tax assets.

The calculation of the Company’s tax liabilities also involves assessment of uncertainties in the application of complex tax laws and regulations in the applicable jurisdictions, and a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. The Company’s policy is to record interest and penalties accrued related to unrecognized benefits as a component of income tax expense (benefit). The Company did not have any material uncertain tax positions, and there were no amounts for penalties or interest recorded as of June 30, 2021. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

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

As of June 30, 2021 and December 31, 2020 the related party loan payable was $375,742 and $4,666,520 respectively.

At June 30, 2021 and December 31, 2020, Reliance Holdings owned approximately 46.42% and 25.58%, respectively, of the common stock of the Company.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions from June 30, 2021 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were none.

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

As part of our growth and acquisition strategy, we are currently in negotiations with several non-affiliated parties. We have acquired seven insurance agencies, including both affiliated and unaffiliated companies.

Further, the Company is in the process of developing the 5MinuteInsure.com platform as the next step in expanding our national footprint. As previously announced, we expect the platform to go live during the summer of 2021. 5minuteInsure.com is a new and proprietary tool developed by Reliance Global to be utilized in conjunction with current and planned agency acquisitions, as well as affiliated agencies. The goal of the new offering is to tap into the growing number of online shoppers in order to drive traffic to the Company’s insurance agents and affiliates. 5MinuteInsure.com utilizes artificial intelligence and data mining, to provide competitive insurance quotes within 5 minutes, with minimal data input. Through extensive research, we have determined the key factors required to convert a prospect most efficiently into a client through the online interactive platform.

5MinuteInsure.com is in a strong position to fill the needs of the personal insurance online consumer. Reliance’s R&D team is working closely with its software development company to produce a user experience that is in very high demand of consumers. This strong demand is for an online independent agent that compares Home and Auto quotes and allows clients to purchase insurance. This is a major differentiating factor from lead generator comparison sites that compare quotes and sell your information as a lead.

5MinuteInsure.com platform is currently licensed to sell Home and Auto insurance in 46 states and District of Columbia under the name Reliance InsurTech LLC. The list of carriers offered on the platform continues to grow rapidly. There are currently 16 carriers being offered through 5MinuteInsure.com which is earning Reliance well deserved national exposure as becoming a major player is the industry. Insurance carriers are consistently initiating the conversation of joining the 5MinuteInsure.com platform as they are very impressed by Reliance Global Group Inc.’s investment in the user experience using Artificial Intelligence (AI) to bring accurate and adequately underwritten quotes to clients faster.

Over the next 12 months, we plan to focus on the expansion and growth of our business by placing a heavy focus on 5MinuteInsure as well as continued asset acquisitions in insurance markets, where we see fit, and organic growth of our current insurance operations through geographic expansion and market share growth.

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

Acquired	Date	Location	Line of Business	Status
U.S. Benefits Alliance, LLC (USBA)	October 24, 2018	Michigan	Health Insurance	Affiliated

Employee Benefit Solutions, LLC (EBS)	October 24, 2018	Michigan	Health Insurance	Affiliated

Commercial Solutions of Insurance Agency, LLC	December 1, 2018	New Jersey	P&C – Trucking Industry	Unaffiliated

Southwestern Montana Insurance Center, Inc.	April 1, 2019	Montana	Group Health Insurance	Unaffiliated

Fortman Insurance Agency, LLC	May 1, 2019	Ohio	P&C	Unaffiliated

Altruis Benefits Consultants, Inc.	September 1, 2019	Michigan	Health Insurance	Unaffiliated

UIS Altruis LLC	August 17, 2020	New York	Health Insurance	Unaffiliated

J.P. Kush and Associates, Inc.	May 1, 2021	Michigan	Health Insurance	Unaffiliated

The following table lists our activity in 2021 by number of agents, approximate policies issued and revenue written:

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized June 30, 2021
USBA and EBS	5	310	$463,880
UIS Agency, LLC / Commercial Solutions	1	92	$175,249
Southwestern Montana	13	1,577	$861,598
Fortman Insurance	14	1,953	$1,000,119
Altruis	13	1,224	$1,748,413
Kush	4	350	$265,318

The following table lists our activity in 2020 by number of agents, approximate policies issued and revenue written:

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized December 31, 2020
USBA and EBS	6	3,278	$330,978
Commercial Solutions	2	32	$93,518
Southwestern Montana	13	1,031	$489,826
Fortman Insurance	14	3,110	$537,598
Altruis	8	5,026	$552,394

Recent Developments

Underwritten Public Offering

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

The gross proceeds to the Company were approximately $12.4 million. After deducting the underwriting discount and other offering expenses, net proceeds were approximately $11.1 million.

Prior Period Adjustments

During the current financial reporting close process, the Company identified certain immaterial adjustments impacting prior reporting periods. Specifically, the Company identified adjustments to correct goodwill and retained earnings in relation to historical purchase price allocation accounting, and adjustments to true up accounts receivable and retained earnings for certain historical accrued revenues. The Company has also separately reclassified its purchase software from property, plant and equipment to intangible assets.

The Company assessed the materiality of the adjustments to prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. (SAB) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and ASC 250, Accounting Changes and Error Corrections. Accordingly, the Company’s comparative condensed consolidated financial statements and impacted notes have been revised from amounts previously reported to reflect these adjustments. See Note 2 to the financial statements for illustration of the effects on the impacted accounts.

Stock Split

On January 21, 2021 the Company has had effected a reverse split of the issued and outstanding shares of common stock in a ratio of 1: 85.71 which is simultaneously occurred with the Company’s up listing to the Nasdaq Capital Market. The Company has adjusted all of share and per share numbers to take into account this reverse stock split.

Results of Operations

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020

The following table sets forth our revenue and operating expenses for each of the periods presented.

	June 30, 2021	June 30, 2020
Revenue
Commission income	$2,190,847	$1,642,018
Total revenue	2,190,847	1,642,018

Operating expenses
Commission expense	555,687	353,899
Salaries and wages	1,110,629	868,222
General and administrative expenses	1,202,350	1,082,752
Marketing and advertising	55,021	33,497
Depreciation and amortization	369,366	329,091
Total operating expenses	3,295,367	2,667,461

Loss from operations	(1,104,790)	(1,025,443)

Other expense, net	(172,096)	(112,970)

Total Other expense, net	(172,096)	(112,970)

Net loss	$(1,276,886)	$(1,138,413)

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

The Company had revenues of $2,190,847 for the three months ended June 30, 2021, as compared to $1,642,018 for the three months ended June 30, 2020. The increase of $548,829 was primarily due to an increase in operations, including the additional insurance agencies acquired during 2020 and 2021 reporting a full three months of revenue.

Commission expense

The Company had total commission expense of $558,271 for the three months ended June 30, 2021 compared to $353,899 for the three months ended June 30, 2020. The increase of $204,372 or 58% is attributable to an increase in operations, including the additional insurance agencies acquired during 2020 and 2021 reporting a full three months of commission expense.

Salaries and wages

The Company reported $1,110,629 of salaries and wages expense for the three months ended June 30, 2021 compared to $868,222 for the three months ended June 30, 2020. The increase of $242,407 or 28% is a result of the Company’s growth compared to the prior period, the Company has hired more employees due to an increase in operational activities.

General and administrative expenses

The Company had total general and administrative expenses of $1,202,350 for the three months ended June 30, 2021, as compared to $1,082,752 for the three months ended June 30, 2020. The increase in expense of $119,598 or 11% was primarily due to more professional fees upon the Company up listing to NASDAQ in February of 2021.

Marketing and advertising

The Company reported $55,021 of marketing and advertising expense for the three months ended June 30, 2021 compared to $33,497 for the three months ended June 30, 2020. The increase of $21,524 or 64% is a result of the Company’s efforts to increase branding and outreach to achieve a greater presence in the insurance industry compared to the prior quarter.

Depreciation and amortization

The Company reported $369,366 of depreciation and amortization expense for the three months ended June 30, 2021 compared to $329,091 for the three months ended June 30, 2020. The increase of $40,275 or 12% is a result of the Company’s acquired assets through business combinations.

Other income and expense

The Company reported $172,096 of other expense for the three months ended June 30, 2021 compared to $112,970 for the three months ended June 30, 2020. The increase of $59,126 or 52% is attributable to debt interest expense, loan fees and debt issuance cost amortization.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

The following table sets forth our revenue and operating expenses for each of the periods presented.

	June 30, 2021	June 30, 2020
Revenue
Commission income	$4,514,577	$3,646,332
Total revenue	4,514,577	3,646,332

Operating expenses
Commission expense	1,087,743	779,484
Salaries and wages	2,029,174	1,736,496
General and administrative expenses	2,206,751	2,203,872
Marketing and advertising	78,100	101,259
Depreciation and amortization	702,454	658,182
Total operating expenses	6,104,222	5,479,293

Loss from operations	(1,025,443)	(1,832,961)

Other expense, net	(301,167)	(285,250)

Total Other expense, net	(301,167)	(252,474)

Net loss	$(1,890,812)	$(2,118,211)

Revenues

The Company had revenues of $4,514,577 for the six months ended June 30, 2021, as compared to $3,646,332 for the six months ended June 30, 2020. The increase of $868,245 or 24% was primarily due to an increase in operations, including the additional insurance agencies acquired during 2020 and 2021 reporting a full six months of revenue.

Commission expense

The Company had total commission expense of $1,087,743 for the six months ended June 30, 2021 compared to $779,484 for the six months ended June 30, 2020. The increase of $308,259 or 40% is attributable to an increase in operations, including the additional insurance agencies acquired during 2020 and 2021 reporting a full six months of commission expense. Through acquisitions the Company has acquired more agents thus increasing commission expense.

Salaries and wages

The Company reported $2,029,174 of salaries and wages expense for the six months ended June 30, 2021 compared to $1,736,496 for the six months ended June 30, 2020. The increase of $292,688 or 17% is a result of the Company’s growth compared to the prior period, the Company has hired more employees due to an increase in operational activities.

General and administrative expenses

The Company had total general and administrative expenses of $2,206,751 for the six months ended June 30, 2021, as compared to $2,203,872 for the six months ended June 30, 2020. The increase in expense of $2,879 or 0.13% is consistent with prior years.

Marketing and advertising

The Company reported $78,100 of marketing and advertising expense for the six months ended June 30, 2021 compared to $101,259 for the six months ended June 30, 2020. The decrease of $23,159 or 23% is due to the Company suspending advertisement activity previously performed by a third party research firm.

Depreciation and amortization

The Company reported $702,454 of depreciation and amortization expense for the six months ended June 30, 2021 compared to $658,182 for the six months ended June 30, 2020. The increase of $44,272 or 7% is a result of the Company’s acquired assets through business combinations.

Other income and expense

The Company reported $301,167 of other expense for the six months ended June 30, 2021 compared to $285,250 for the six months ended June 30, 2020. The increase of $15,917 or 6% is consistent with prior years.

Liquidity and capital resources

As of June 30, 2021, the Company had a cash balance of $6,832,765 and working capital of $6,204,657 compared to June 30, 2020 with a cash balance of $762,059 and a working capital deficit of $4,561,293 at June 30, 2020. The increase in working capital is primarily attributable to net proceeds raised of $10,496,220 from the issuance of common stock and Series A warrants in February 2021 and increased profitability derived from the agencies and the acquisition of Kush.

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

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(1,493,525)	$(246,812)
Net cash used in investing activities	(1,761,576)	(1,200,000)
Net cash provided by financing activities	9,558,012	1,717,286
Net increase in cash, cash equivalents, and restricted cash	$6,303,184	$270,474

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $1,493,252, which includes a net loss of $1,890,812 offset by non-cash expenses of $1,245,342 principally related to share based compensation expense of $521,148, depreciation and amortization of $702,454, amortization of debt issuance costs of $20,206, and non-cash lease expenses of $1,534, as well as changes of net working capital items in the amount of $847,782 principally related to the decrease in accounts payable and accrued expenses of $805,092, a decrease in other current assets of $18,035, a decrease in prepaid assets of $92,736 offset by an increase in accounts receivable of $75,212.

Investing Activities

During the six months ended June 30, 2021, cash flows used in investing activities were $1,761,576 compared to cash flow used in investing activities of $1,200,000 for the six months ended June 30, 2020. The decrease of $1,761,576 relates to cash paid for the acquisition of Kush and costs incurred of $152,990 for internally developed software intangible assets.

Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities was $9,558,012 as compared to $1,717,286 for the six months ended June 30, 2020. The net cash provided by financing activities is primarily related to proceeds from offering of 2,070,000 shares of common stock and accompanying warrants in February 2021. The issuance of common stock provided $10,496,221 and is partially offset by the principal repayments of debt of $432,833 and the repayments of loans payable to related parties of $508,307. The increase was primarily related to common stock issued, principal repayments of debt and less debt issued, debt issued to related parties, and proceeds from related parties’ loans for the six months ended June 30, 2021.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our management has concluded that our disclosure controls and procedures were effective as of such date.

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

Risks Related to Our Business

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

●	The Company having a limited operating history
●	The Company has limited resources and there is significant competition for business combination opportunities. Therefore, the Company may not be able to acquire other assets or businesses
●	The Company may be unable to obtain additional financing, if required, to complete an acquisition, or to complement the operations and growth of existing and target business, which could compel the Company to restructure a potential business transaction or abandon a particular business combination
●	Our inability to retain or hire qualified employees, as well as the loss of any of our executive officers, could negatively impact our ability to retain existing business and generate new business
●	Our growth strategy depends, in part, on the acquisition of other insurance intermediaries, which may not be available on acceptable terms in the future or which, if consummated, may not be advantageous to us
●	A cybersecurity attack, or any other interruption in information technology and/or data security and/or outsourcing relationships, could adversely affect our business, financial condition and reputation
●	Rapid technological change may require additional resources and time to adequately respond to dynamics, which may adversely affect our business and operating results
●	Changes in data privacy and protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect our business and financial results
●	Because our insurance business is highly concentrated in Michigan, New Jersey, Montana and Ohio, adverse economic conditions, natural disasters, or regulatory changes in these regions could adversely affect our financial condition
●	If we fail to comply with the covenants contained in certain of our agreements, our liquidity, results of operations and financial condition may be adversely affected
●	Certain of our agreements contain various covenants that limit the discretion of our management in operating our business and could prevent us from engaging in certain potentially beneficial activities
●	There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). Any changes in estimates, judgments and assumptions could have a material adverse effect on our financial position and results of operations and therefore our business
●	Improper disclosure of confidential information could negatively impact our business
●	Our business, results of operations, financial condition and liquidity may be materially adversely affected by certain actual and potential claims, regulatory actions and proceedings

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

The Company may be unable to obtain additional financing, if required, to complete an acquisition, or to complement the operations and growth of existing and target business, which could compel the Company to restructure a potential business transaction or abandon a particular business combination.

To date, much of our capital for acquiring insurance agencies and operating the ones we have acquired has come from funds provided by Reliance Global Holdings our affiliate, and from loans from unaffiliated lenders. We may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing proves to be unavailable, we would be compelled to restructure or existing business, or abandon a proposed acquisition or acquisitions. In addition, if we consummate additional acquisitions, we may require additional financing to complement the operations or growth of that business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business.

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

A significant portion of our insurance business is concentrated in Michigan, New Jersey, Montana and Ohio. For the three months ended June 30, 2021, and 2020 we derived $2,190,847 and $1,642,018 respectively or 100%, of our quarterly revenue, respectively, from our operations located in these regions (Q2 2021 - Michigan – 56%, New Jersey – 3%, Montana – 18% and Ohio – 23% and Q2 2020 - Michigan – 49%, New Jersey – 3%, Montana – 21% and Ohio – 27%). The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in these four states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes or other weather conditions, and other possible events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.

If we fail to comply with the covenants contained in certain of our agreements, our liquidity, results of operations and financial condition may be adversely affected.

The Oak Street credit agreements, in the aggregate principal amount of $8,427,890 and $8,849,280, as of June 30, 2021 and December 31, 2020 that govern our debt contain various covenants and other limitations with which we must comply including a debt to EBITDA ratio covenant and a covenant that at all times that the loans are outstanding: (i) Ezra Beyman, our chief executive officer, Debra Beyman, Mr. Beyman’s wife, or Yaakov Beyman, son of Mr. and Ms. Beyman, or someone else approved by Oak Street, as applicable, will be the manager of the current subsidiaries of the Company, (ii) Mr. Ezra Beyman will be President and Chairperson of the Board of the Company, and (iii) Reliance Holdings will continue to hold at least 51% of the Company’s equity. The credit agreements also contain provisions which cause a “cross default” if we default our obligations under other material contracts to which we are parties. The credit agreements contains customary and usual events of default, including, subject to certain specified cure periods and notice requirements, the Company’s or one of its subsidiaries’ failure to comply with the covenants therein. Upon an event of default, the lender has customary and usual remedies to cure these defaults including, but not limited to, the ability to accelerate the indebtedness.

The Company entered into an amended Master Credit Agreement on March 26, 2021 that removed the provisions for which Debra and Ezra Beyman were required to be the majority owners of the Company.

The Senior Funded Debt to EBIDTA ratio stated in the covenant “shall be no greater than 4.0 to 1.0”. As of June 30, 2020, the ratio was 3.41 with the Company thereby, defaulting on the covenant. As of June 30, 2020, the Company obtained a covenant waiver in order to continue to be in compliance with the financial covenants and other limitations contained in each of these agreements. However, failure to comply with material provisions of our covenants in these agreements or other credit or similar agreements to which we may become a party could result in a default, rendering them unavailable to us and causing a material adverse effect on our liquidity, results of operations and financial condition. In the event of certain defaults, the lenders thereunder would not be required to lend any additional amounts to us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable. If the indebtedness under these agreements or our other indebtedness, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Due to the covenant waiver received, Oak Street and the Company signed an amended agreement on August 11, 2020, to update its covenant so that, the Company should remain in compliance. The amendment states that for the September 30, 2020 and December 31, 2020 covenant test, the ratio of Senior Funded Debt to EBIDTA shall be no greater than 5.0 to 1.0. As of March 31, 2021 and December 31, 2020 the Company reported a ratio of 3.9 and 4.2, respectively, for Senior Funded Debt to EBIDTA, and remain in compliance. Beginning at March 31, 2021 and thereafter the Senior Funded Debt to EBIDTA ratio shall be reduced to no greater than 4.0 to 1.0.

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

At April 26, 2021, our CEO, Ezra Beyman, is the beneficial owner of approximately 46.418% of the common stock, consisting of 5,080,165 common shares. As of June 30, 2021, the outstanding amount of the loan from Reliance Holdings to us, is in the amount of approximately $375,742. As such he has the ability to control any actions which require shareholder approval. If there is an annual or special meeting of stockholders for any reason, our CEO has total discretion regarding proposals submitted to a vote by shareholders as a consequence of his significant equity interest. Accordingly, the Company’s CEO will continue to exert substantial control until such time, if ever, that he no longer has majority voting control.

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

Our Articles of Incorporation authorize the issuance of 2,000,000,000 shares of common stock, par value $0.086 per share. As of June 30, 2021 we had 10,944,439 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury) and all under Section 4(a)(2) of the Securities Act of 1933	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) OR Nature of Services Provided (if applicable)	Restricted or Unrestricted as of this filing?	Exemption or Registration Type?
3/5/2021	New	15,000	Common	$6.07	No	Tradigital Marketing	Cash	restricted	Rule 144
5/1/2021	New	14,925	Common	$50,000	No	Joshua Kushnereit	Business Combination	Unrestricted	Rule 144

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this Form 10-K.

Exhibit No.	Description
1.1	Form of Underwriting Agreement*
3.1	Articles of Incorporation of Issuer
3.2	Bylaws of Issuer
3.3	Articles of Formation of Southwestern Montana Insurance Center, LLC
3.4	Certificate of Formation of Commercial Coverage Solutions LLC
3.5	Articles of Organization of Employee Benefits Solutions, LLC
3.6	Articles of Organization of Fortman Insurance Services, LLC
3.7	Articles of Organization of US Benefits Alliance, LLC
3.8	Articles of Incorporation for Altruis Benefits Corporation.
10.1	Securities Purchase Agreement with Nsure, Inc. dated February 19, 2020
14.1	Code of Ethics
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*
32.2	Section 1350 Certification of the Chief Financial Officer and Chief Financial Officer*
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reliance Global Group, Inc.

Date: August 17, 2021	By:	/s/ Ezra Beyman
Ezra Beyman
Principal Executive Officer

Reliance Global Group, Inc.

Date: August 17, 2021	By:	/s/ Alex Blumenfrucht
Alex Blumenfrucht
Principal Financial Officer and
Principal Accounting Officer

