Form 10-Q
period 2021-09-30
Reliance Global Group, Inc.
filed 2021-11-09
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

At November 09, 2021 the registrant had 10,956,109 shares of common stock, par value $0.086 per share, outstanding.

Item 1. Financial Statements

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$5,655,103	$45,213
Restricted cash	484,371	484,368
Accounts receivable	949,655	862,597
Accounts receivable, related parties	7,131	-
Note receivables	-	3,825
Other receivables	2,064	1,952
Prepaid expense and other current assets	234,552	38,081
Total current assets	7,332,876	1,436,036
Property and equipment, net	90,425	79,163
Right-of-use asset, net	1,140,609	433,529
Investment in NSURE, Inc.	1,350,000	1,350,000
Intangibles, net	6,547,595	5,982,434
Goodwill	9,750,492	8,761,725
Other non-current assets	16,792	1,800
Total assets	$26,228,789	$18,044,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$829,537	$1,143,582
Loans payable	-	14,598
Current portion of loans payables, related parties	-	4,523,045
Other payables	62,500	62,500
Current portion of long-term debt	890,901	963,450
Current portion of leases payable	276,341	176,897
Total current liabilities	2,059,279	6,884,072

Loan payables, related parties, less current portion	364,552	143,475
Long term debt, less current portion	7,324,980	7,885,830
Leases payable, less current portion	872,871	262,904
Earn-out liability	2,842,570	2,631,418
Total liabilities	13,464,252	17,807,699

Stockholders’ and members’ equity:
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 1,167 and 395,640 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	100	33,912
Common stock, $0.086 par value; 2,000,000,000 shares authorized and 10,944,439 and 4,241,028 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	939,826	363,517
Common stock issuable	482,116	822,116
Additional paid-in capital	26,188,220	11,377,123
Accumulated deficit	(14,845,725)	(12,359,680)
Total stockholders’ equity (deficit)	12,764,537	236,988
Total liabilities and stockholders’ equity	$26,228,789	$18,044,687

See accompanying notes to Condensed Consolidated Financial Statements.

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
REVENUE
Commission income	$2,581,636	$1,680,043	$7,096,213	$5,326,375
Total revenue	2,581,636	1,680,043	7,096,213	5,326,375

OPERATING EXPENSES
Commission expense	$660,708	$399,322	$1,748,451	$1,178,806
Salaries and wages	1,188,267	883,884	3,217,441	2,620,380
General and administrative expenses	755,130	1,116,907	2,961,881	3,320,779
Marketing and advertising	65,010	27,212	143,110	128,471
Depreciation and amortization	387,729	344,888	1,090,183	1,003,070
Total operating expenses	3,056,844	2,772,213	9,161,066	8,251,506

Loss from operations	(475,208)	(1,092,170)	(2,064,853)	(2,925,131)

Other expense, net	(120,025)	(139,397)	(421,192)	(424,647)
	(120,025)	(139,397)	(421,192)	(424,647)

Net loss	$(595,233)	$(1,231,567)	$(2,486,045)	$(3,349,778)

Basic and diluted loss per share	$(0.05)	$(0.30)	$(0.25)	$(0.80)
Weighted average number of shares outstanding	10,944,439	4,162,306	9,809,092	4,164,489

See accompanying notes to Condensed Consolidated Financial Statements.

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	395,640	$33,912	4,241,028	$363,517	51,042	$822,116	$11,377,123	$(12,359,680)	$236,988

Share based compensation	-	-	-	-	-	-	246,966	-	246,966

Shares issued for services	-	-	15,000	1,290	-	-	89,760	-	91,050

Shares issued due to public offering, net of offering costs of $1,672,852	-	-	1,800,000	154,800	-	-	8,954,348	-	9,109,148

Over-allotment shares from offering, net of offering costs of $250,928	-	-	270,000	23,220	-	-	1,343,153	-	1,366,373

Warrants sold during public offering at quoted price	-	-	-	-	-	-	20,700	-	20,700

Shares issued due to conversion of preferred stock	(394,493)	(33,812)	3,944,930	339,264	-	-	(305,452)	-	-

Shares issued due to conversion of debt	-	-	633,333	54,467	-	-	3,745,533	-	3,800,000

Rounding shares related to initial public offering	-	-	1,885	-	(3)	-	-	-	-

Shares issued pursuant to software purchase	-	-	23,338	1,984	(23,338)	(340,000)	338,016	-	-

Net loss	-	-	-	-	-	-	-	(613,926)	(613,926)

Balance, March 31, 2021	1,147	$100	10,929,514	$938,542	27,701	$482,116	$25,810,147	$(12,973,606)	$14,257,299

Share based compensation	-	-	-	-	-	-	183,132	-	183,132

Rounding shares related to initial public offering	20	-	-	-	-	-	-	-	-

Shares issued pursuant to acquisition of Kush	-	-	14,925	1,284	-	-	48,716	-	50,000

Net loss	-	-	-	-	-	-	-	(1,276,886)	(1,276,886)

Balance, June 30, 2021	1,167	$100	10,944,439	$939,826	27,701	$482,116	$26,041,995	$(14,250,492)	$13,213,545

Share based compensation	-	-	-	-	-	-	146,225	-	146,225

Rounding shares related to initial public offering	-	-	-	-	-	-	-	-	-

Shares issued pursuant to acquisition of Kush	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(595,233)	(595,233)

Balance, September 30, 2021	1,167	$100	10,944,439	$939,826	27,701	$482,116	$26,188,220	$(14,845,725)	$12,764,537

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2019	395,640	$33,912	4,115,330	$352,743	51,042	$822,116	$8,216,829	$(8,783,276)	$642,324

Shares issued pursuant to investment in NSURE, Inc.	-	-	46,667	4,000	-	-	996,000	-	1,000,000

Share based compensation	-	-	-	-	-	-	394,719	-	394,719

Net loss	-	-	-	-	-	-	-	(979,798)	(979,798)

Balance, March 31, 2020	395,640	$33,912	4,161,997	$356,743	51,042	$822,116	$9,607,548	$(9,763,074)	$1,057,245

Share based compensation	-	-	-	-	-	-	448,853	-	448,853

Net loss	-	-	-	-	-	-	-	(1,138,413)	(1,138,413)

Balance, June 30, 2020	395,640	$33,912	4,161,997	$356,743	51,042	$822,116	$10,056,401	$(10,901,487)	$367,685

Share based compensation	-	-	-	-	-	-	220,205	-	220,205

Common stock issued due to Stock Purchase Agreement	-	-	31,111	2,667	-	-	197,333	-	200,000

Common stock issued due to Earnout Agreement	-	-	21,875	1,875	-	-	298,125	-	300,000

Common stock issuable related ot UIS business acquisition	-	-	17,943	1,538	-	-	198,462	-	200,000

Shares issued upon termination of employee	-	-	8,102	694	-	-	165,973	-	166,667

Net loss	-	-	-	-	-	-	-	(1,231,567)	(1,231,567)

Balance, September 30, 2020	395,640	$33,912	4,241,028	$363,517	51,042	$822,116	$11,136,499	$(12,133,054)	$222,990

See accompanying notes to Condensed Consolidated Financial Statements.

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIATIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,486,045)	$(3,349,778)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,090,183	1,003,070
Amortization of debt issuance costs and accretion of debt discount	37,822	17,165
Non-cash lease expense	2,331	317
Stock compensation expense	667,373	1,063,777
Shares issued pursuant to earn-out agreement	-	(300,000)
Change in operating assets and liabilities:
Accounts payables and other accrued liabilities	(314,045)	208,471
Accounts receivable	(87,058)	46,299
Accounts receivable, related parties	(7,131)	7,131
Other receivables	3,825	6,271
Other payables	(112)	44,901
Other non-current assets	(14,992)	(195,924)
Prepaid expense and other current assets	(196,471)	(5,772)
Net cash used in operating activities	(1,304,320)	(1,454,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,257)	-
Investment in NSURE, Inc.	-	(1,350,000)
Acquisition of business, net of cash acquired	(1,608,586)	(801,966)
Purchase of intangibles	(331,054)	-
Net cash used in investing activities	(1,963,897)	(2,151,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(663,907)	(245,178)
Proceeds from PPP loan	-	673,700
Principal repayments of PPP loan	-	(165,000)
Proceeds from loans payable, related parties	2,931	1,651,815
Payments of loans payable, related parties	(504,899)	(165,980)
Payments on earn-out liability	(452,236)	-
Issuance of common stock	10,496,221	1,866,667
Net cash provided by financing activities	8,878,110	3,616,024

Net increase in cash and restricted cash	5,609,893	9,986
Cash and restricted cash at beginning of year	529,581	491,585
Cash and restricted cash at end of year	6,139,474	501,571

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH TRANSACTIONS:
Cash paid for interest	350,175	90,580
Lease assets obtained in exchange for lease liabilities	861,443	461,504
Conversion of preferred stock into common stock	339,264	6,088
Conversion of debt into equity	3,800,000	-
Common stock issued pursuant to acquisition	50,000	-
Common stock issued in lieu of services	91,050	-
Issuance of common stock pursuant to the purchase of software from The Referral Depot, LLC	340,000	-
Cancellation of common stock shares pursuant to settlement agreement	-	576

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

Liquidity

As of September 30, 2021, the Company’s reported cash and restricted cash aggregated balance was approximately $6,139,000, current assets were approximately $7,333,000, while current liabilities were approximately $2,059,000. As of September 30, 2021, the Company had working capital of approximately $5,274,000 and stockholders’ equity of $12,765,000. For the nine-month period ended September 30, 2021, the Company reported a net loss of approximately $2,486,000 and negative cash flows from operations of $1,304,000. The Company also completed an offering in February that raised net proceeds of approximately $10,496,000. Management believes the company’s financial position to be reasonable and sufficient, providing ample liquidity for the foreseeable future.

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

The reconciliation of cash and restricted cash reported within the applicable balance sheet accounts that sum to the total of cash and restricted cash presented in the statement of cash flows is as follows:

	September 30, 2021	September 30, 2020
Cash	$5,655,103	$13,282
Restricted cash	484,371	488,289
Total cash and restricted cash	$6,139,474	$501,571

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Certain capitalized software has been reclassified in the condensed consolidated balance sheet from property and equipment, net to intangibles, net and comparative periods have been adjusted accordingly. Maintenance and repairs are charged to expense as incurred. Estimated useful lives of the Company’s Property and Equipment are as follows:

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

Level 1 — Observable inputs that reflect quoted prices (unadjusted) in active markets for identical assets and liabilities;

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

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of September 30, 2021, and December 31, 2020, unamortized deferred financing costs were $139,204, and $186,312, respectively and are netted against the related debt.

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

Consideration for all agency services typically is based on commissions calculated by applying contractual commission rates to policy premiums. For P&C, commission rates are applied to premiums due, whereas for healthcare, commission rates, including override commissions, are applied to monthly premiums received by the Carrier.

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

Healthcare revenue recognition:

The Company identifies a contract when it has a binding agreement with a Carrier, the Customer, to provide agency services to Members.

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

P&C revenue recognition:

The Company identifies a contract when it has a binding agreement with a Carrier, the Customer, to provide agency services to Members.

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

The Company recognizes revenue at a point in time when it satisfies its performance obligation and control of the service transfers to the Customer. Transfer occurs when the policy placement process is complete.

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

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Three Months ended September 30, 2021	Medical/Life	Property and Casualty	Total
Regular
EBS	226,233	-	226,233
USBA	18,241	-	18,241
CCS/UIS	-	120,762	120,762
Montana	343,546	-	343,546
Fortman	357,638	194,218	551,856
Altruis	807,775	-	807,775
Kush	513,223	-	513,223
	2,266,656	314,980	2,581,636

Nine Months ended September 30, 2021	Medical/Life	Property and Casualty	Total
Regular
EBS	642,428	-	642,428
USBA	45,861	-	45,861
CCS/UIS	-	274,928	274,928
Montana	1,283,402	-	1,283,402
Fortman	884,073	628,327	1,512,400
Altruis	2,558,653	-	2,558,653
Kush	778,541	-	778,541
	6,192,958	903,255	7,096,213

Three Months ended September 30, 2020	Medical/Life	Property and Casualty	Total
Regular
EBS	188,670	-	188,670
USBA	11,757	-	11,757
CCS/UIS	-	81,344	81,344
Montana	318,688	-	318,688
Fortman	258,488	212,454	470,942
Altruis	608,641	-	608,641
	1,386,244	293,798	1,680,042

Nine Months ended September 30, 2020	Medical/Life	Property and Casualty	Total
Regular
EBS	567,054	-	567,054
USBA	206,698	-	206,698
CCS/UIS	-	227,044	227,044
Montana	1,148,538	-	1,148,538
Fortman	880,848	578,229	1,459,077
Altruis	1,717,964	-	1,717,964
	4,521,102	805,273	5,326,375

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

The Company is the lessee in a contract when the Company obtains the right to use an asset. We currently lease real estate and office space under non-cancelable operating lease agreements. When applicable, consideration in a contract is allocated between lease and non-lease components. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of September 30, 2021, or 2020. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations. The Company determines a lease’s term by agreement with lessor and includes lease extension options and variable lease payments when option and/or variable payments are reasonably certain of being exercised or paid.

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

Prior Period Adjustments

During the June 30, 2021 quarterly financial reporting close process, the Company identified certain immaterial adjustments impacting prior reporting periods. Specifically, the Company identified adjustments to correct goodwill and retained earnings in relation to historical purchase price allocation accounting, and adjustments to true up accounts receivable and retained earnings for certain historical accrued revenues. The Company has also separately reclassified its purchase software from property, plant and equipment to intangible assets.

The Company assessed the materiality of the adjustments to prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. (SAB) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and ASC 250, Accounting Changes and Error Corrections.

Accordingly, the Company’s comparative condensed consolidated financial statements and impacted notes have been revised from amounts previously reported to reflect these adjustments. The following table illustrates the impact on previously reported amounts and adjusted balances presented in the condensed consolidated financial statements for the period ended September 30, 2021.

Account	12/31/2020 As reported	Adjustment	12/31/20 Adjusted
Accounts Receivable	236,651	625,946	862,597
Goodwill	9,265,070	(503,345)	8,761,725
Accumulated Deficit	(12,482,281)	122,601	(12,359,680)
Commission income	7,279,530	17,616	7,297,146

Total Assets	17,922,086	122,601	18,044,687
Total Revenue	7,279,530	17,616	7,297,146
Net Loss	(3,699,005)	17,616	(3,681,389)
EPS	(0.88)	0.00	(0.88)

Account	3/31/2021 As reported	Adjustment	3/31/2021 Adjusted
Accumulated Deficit	(13,123,609)	150,003	(12,973,606)
Commission income	2,296,328	27,402	2,323,730
Total Revenue	2,296,328	27,402	2,323,730
Net Loss	(641,328)	27,402	(613,926)
EPS	(0.09)	(0.01)	(0.08)

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

NOTE 3. STRATEGIC INVESTMENTS AND BUSINESS COMBINATION

To date, we have acquired eight insurance brokerages (see table below), including both acquisitions of affiliated companies (i.e., owned by Reliance Holdings before the acquisition) and unaffiliated companies. As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

Acquired	Date	Location	Line of Business	Status
U.S. Benefits Alliance, LLC (USBA)	October 24, 2018	Michigan	Health Insurance	Affiliated
Employee Benefit Solutions, LLC (EBS) Commercial Solutions of Insurance Agency, LLC	October 24, 2018 December 1, 2018	Michigan New Jersey	Health Insurance P&C – Trucking Industry	Affiliated Unaffiliated
Southwestern Montana Insurance Center, Inc.	April 1, 2019	Montana	Group Health Insurance	Unaffiliated
Fortman Insurance Agency, LLC	May 1, 2019	Ohio	P&C	Unaffiliated
Altruis Benefits Consultants, Inc.	September 1, 2019	Michigan	Health Insurance	Unaffiliated
UIS Agency LLC	August 17, 2020	New York	Health Insurance	Unaffiliated

J.P. Kush and Associates, Inc.	May 1, 2021	Michigan	Health Insurance	Unaffiliated

The following table lists our activity in 2021 by number of agents, approximate policies issued and revenue written:

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized September 30, 2021
USBA and EBS	4	2,848	$688,289
UIS Agency, LLC / Commercial Solutions	2	103	$274,928
Southwestern Montana	14	6,521	$1,283,402
Fortman Insurance	14	2,175	$1,512,400
Altruis	13	9,122	$2,558,653
Kush	4	850	$778,541

The following table lists our activity in 2020 by number of agents, approximate policies issued and revenue written:

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized September 30, 2020
USBA and EBS	7	2,563	$773,752
Commercial Solutions	2	159	$227,044
Southwestern Montana	14	5,850	$1,148,538
Fortman Insurance	14	2,064	$1,459,077
Altruis	13	5,851	$1,717,964

UIS Transaction

On August 17, 2020, the Company entered into a Stock Purchase Agreement with UIS Agency LLC whereby the Company shall purchase the business and certain assets noted within the Purchase Agreement (the “UIS Acquisition”) for a total purchase price of $883,334. The purchase price was paid with a cash payment of $601,696, $200,000 in shares of the Company’s common stock and an earn-out payment. Three cash installment payments totaling $500,000 were due on September 30, 2020, October 31, 2020 and December 31, 2020. Earn-out payment is dependent on the Net Product Line Revenues being equal to or greater than $450,000 for the measurement period. The balance of the earn-out liability as of September 30, 2021, and December 31, 2020 was $81,638 and is and is presented on the balance sheet.

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
	$883,334

Goodwill of $716,462 arising from the UIS Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the UIS Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the UIS Acquisition incurred were $33,344 recorded as a component of General and administrative expenses. The revenues for the acquired business as a standalone entity per ASC 805 from January 1, 2020 to August 17, 2020 were approximately $337,000. The net loss for the acquired business was not determinable as the business was fully integrated with an existing subsidiary of the Company.

J.P. Kush and Associates, Inc. Transaction

On May 1, 2021, the Company entered into a Purchase Agreement with J.P. Kush and Associates, Inc. whereby the Company shall purchase the business and certain assets noted within the Purchase Agreement (the “Kush Acquisition”) for a total purchase price of $2,591,481. The purchase price was paid with a cash payment of $1,900,000, $50,000 in restricted shares of the Company’s common stock, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and an earn-out payment. The fair value balance of the earn-out liability as of September 30, 2021 was $641,481 and is presented net of accretion on the balance sheet.

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
	$2,591,481

Goodwill of $988,767 arising from the Kush Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the Kush Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the Kush Acquisition incurred were $58,092 recorded as a component of General and administrative expenses. The approximate revenue for the acquired business as a standalone entity per ASC 805 from January 1, 2021 to April 30, 2021 was $500,000 and from January 1, 2020 to September 30, 2020 was $856,000. The net profit/loss for the acquired business was not determinable as the business was fully integrated with an existing subsidiary of the Company.

NOTE 4. INVESTMENT IN NSURE, INC.

On February 19, 2020, the Company entered into a securities purchase agreement with NSURE, Inc. (“NSURE”) whereas the Company may invest up to an aggregate of $20,000,000 in NSURE which will be funded with three tranches. In exchange, the Company will receive a total of 5,837,462 shares of NSURE’s Class A Common Stock, which represents 35% of the outstanding shares. The first tranche of $1,000,000 was paid immediately upon execution of the agreement. As a result of the first tranche, the Company received 291,873 shares of NSURE’s Class A Common Stock. The second tranche of $3,000,000 and third tranche of $16,000,000 have not occurred as of September 30, 2021. The Company will use the cost method of acquisition for the initial recognition of this investment. Once the Company determines that it can exercise significant influence over NSURE, it will begin to account for its investment under the equity method. On February 10, 2020, the Company issued 46,667 shares of common stock to a third-party individual for the purpose of raising capital to fund the Company’s investment in NSURE, Inc. The Company received proceeds of $1,000,000 for the issuance of these common shares. As of September 30, 2021, and December 31, 2020, the investment balance is $1,350,000.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Computer equipment	$58,441	$33,774
Office equipment and furniture	36,158	36,573
Leasehold Improvements	56,631	56,631
Property and equipment, gross	151,230	126,978
Less: Accumulated depreciation and amortization	(60,805)	(47,815)
Property and equipment, net	$90,425	$79,163

Depreciation expense associated with property and equipment as adjusted to reclassify certain software assets to intangibles, is included in depreciation within the Company’s condensed consolidated statements of operations for the three months ended September 30, 2021, and 2020, and was $6,215 and $23,280, respectively.

Depreciation expense associated with property and equipment as adjusted to reclassify certain software assets to intangibles, is included in depreciation within the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021, and 2020 was $12,990 and $33,209, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2020 the Company reorganized its reporting structure into a single operating unit. All of the acquisitions made by the Company are in one industry, insurance agencies. These agencies operate in a very similar economic and regulatory environment. The Company has one executive who is responsible for the operations of the insurance agencies. This executive reports directly to the Chief Financial Officer (“CFO”) on a quarterly basis. Additionally, the CFO who is responsible for the strategic direction of the Company reviews the operations of the collective insurance agency business as opposed to an office by office view. In accordance with guidance in ASC 350-20-35-45 all the Company’s goodwill will be reassigned to a single reporting unit.

As of September 30, 2021, and December 31, 2020, the Company’s goodwill balance was $9,750,492 and $8,761,725, respectively.

Goodwill
December 31, 2019	$8,045,263
Goodwill recognized in connection with acquisition on August 17, 2020	716,462
December 31, 2020	8,761,725
Goodwill recognized in connection with Kush acquisition on May 1, 2021	$988,767
September 30, 2021	$9,750,492

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of September 30, 2021:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	3.7	$1,566,375	$(505,351)	$1,061,024
Internally developed software	4.9	326,739	(4,834)	321,905
Customer relationships	8.0	4,379,290	(945,683)	3,433,607
Purchased software	0.8	562,327	(406,125)	156,202
Non-competition agreements	2.8	2,821,010	(1,246,153)	1,574,857
		$9,655,741	$(3,108,146)	$6,547,595

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

Amortization expense as adjusted for certain software reclassifications was $381,514 and $321,608 for the three months ended September 30, 2021, and 2020, respectively.

Amortization expense as adjusted for certain software reclassifications was $1,077,193 and $969,861 for the nine months ended September 30, 2021, and 2020, respectively.

The following reflects the expected amortization expense of acquired intangible assets as of September 30, 2021, for each of the following five years and thereafter:

Years ending December 31,	Amortization Expense
2021	$392,285
2022	1,489,347
2023	1,366,199
2024	961,713
2025	627,954
Thereafter	1,710,097
Total	$6,547,595

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Significant components of accounts payable and accrued liabilities were as follows:

	September 30, 2021	December 31, 2020

Accounts payable	$714,787	$980,943
Accrued expenses	89,466	35,022
Accrued credit card payables	18,892	119,896
Other accrued liabilities	6,392	7,721
	$829,537	$1,143,582

NOTE 8. LONG-TERM DEBT

The composition of the long-term debt follows:

	September 30, 2021	December 31, 2020
Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, net of deferred financing costs of $14,222 and $19,044 as of September 30, 2021 and December 31, 2020, respectively	$500,025	$542,760
Oak Street Funding LLC Senior Secured Amortizing Credit Facility, net of deferred financing costs of $18,477 and $22,737 as of September 30, 2021 and December 31, 2020, respectively	809,210	877,550
Oak Street Funding LLC Term Loan for the acquisition of SWMT, net of deferred financing costs of $12,155 and $16,685 as of September 30, 2021 and December 31, 2020, respectively	909,156	979,966
Oak Street Funding LLC Term Loan for the acquisition of FIS, net of deferred financing costs of $44,115 and $54,293 as of September 30, 2021 and December 31, 2020, respectively	2,287,256	2,465,410
Oak Street Funding LLC Term Loan for the acquisition of ABC, net of deferred financing costs of $50,230 and $65,968 as of September 30, 2021 and December 31, 2020, respectively	3,710,234	3,983,594

	8,215,881	8,849,280
Less: current portion	(890,901)	(963,450)
Long-term debt	$7,324,980	$7,885,830

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

Aggregated cumulative maturities of long-term obligations (including the Term Loan and the Facility), excluding deferred financing costs, as of September 30, 2021 are:

Fiscal year ending December 31,	Maturities of Long-Term Debt
2021	$221,312
2022	913,920
2023	963,584
2024	1,015,030
2025	1,071,119
Thereafter	4,170,120
Total	$8,355,085
Less debt issuance costs	(139,204)
Total	$8,215,881

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

NOTE 9. SIGNIFICANT CUSTOMERS

Carriers representing 10% or more of total revenue are presented in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
BlueCross BlueShield	24%	27%	25%	31%
Priority Health	27%	26%	30%	26%

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

As of September 30, 2021 and December 31, 2020, there were 1,167 and 395,640 shares of Series A Convertible Preferred Stock outstanding, respectively.

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

As of September 30, 2021 and December 31, 2020, there were 10,944,439 and 4,241,028 shares of Common Stock outstanding, respectively.

Stock Options

During the year ended December 31, 2019, the Company adopted the Reliance Global Group, Inc. 2019 Equity Incentive Plan (the “Plan”) under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants, and service providers. A total of 700,000 shares of common stock are reserved for issuance under the Plan. At September 30, 2021 and December 31, 2020, there were 163,913 shares of common stock reserved for future awards under the Plan. The Company issues new shares of common stock from the shares reserved under the Plan upon exercise of options.

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

The following is a summary of the stock options granted, forfeited or expired, and exercised under the Plan for the nine months ended September 30, 2021:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	233,917	$15.43	3.63	$-
Granted	-	-	-	-
Forfeited or expired	(70,004)	14.57	2.93	-
Exercised	-	-	-	-
Outstanding at September 30, 2021	163,913	$15.50	2.86	$-

The following is a summary of the stock options granted, forfeited or expired, and exercised under the Plan for the nine months ended September 30, 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	229,833	$15.25	3.87	$2,995,640
Granted	27,417	30.49	4.53	-
Forfeited or expired	(23,333)	33.43	4.48	-
Exercised	-	-	-	-
Outstanding at September 30, 2020	233,917	$17.14	3.88	$-

The following is a summary of the Company’s non-vested stock options as of December 31, 2020, and changes during the nine months ended September 30, 2021:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2020	159,542	$13.39	2.53
Granted	-	-	-
Vested	(47,690)	12.43	0.86
Forfeited or expired	(56,006)	14.57	2.93
Non-vested at September 30, 2021	55,846	$15.42	1.03

The following is a summary of the Company’s non-vested stock options as of December 31, 2019, and changes during the nine months ended September 30, 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2019	212,333	$15.25	4.30
Granted	27,417	30.49	4.53
Vested	(54,835)	14.96	2.74
Forfeited or expired	(23,333)	33.43	4.48
Non-vested at September 30, 2020	161,582	$14.96	2.74

During the nine months ended September 30, 2021, the Board did not approve any options to be issued pursuant to the Plan.

During the nine months ended September 30, 2020, the Board approved options to be issued pursuant to the Plan to a certain current employee, during the period, totaling 23,333 shares. These options have been granted with an exercise price greater than the market value of the common stock on the date of grant and have a contractual term of 5 years. The options vest ratably over a 4-year period through February 2024 and remain subject to forfeiture if vesting conditions are not met. Compensation cost is recognized on a straight-line basis over the vesting period or requisite service period. Subsequent to September 30, 2020, the employee was terminated, and the options were forfeited.

The Company determined that the options granted had a total fair value for the period ending on September 30, 2020, of $3,386,204 which will be amortized in future periods through February 2024. During the nine months ended September 30, 2020, the Company recognized $1,063,777 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of September 30, 2020, unrecognized compensation expense totaled $1,275,050 which will be recognized on a straight-line basis over the vesting period or requisite service period through February 2024.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on September 30, 2020. The market value as of September 30, 2020, was $12.00 based on the closing bid price for September 30, 2020.

As of September 30, 2021 the Company determined that the options granted had a total fair value of $2,541,360. During the nine months ended September 30, 2021, the Company recognized $508,806 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of September 30, 2021, unrecognized compensation expense totaled $263,100.

These options have been granted with an exercise price greater than the market value of the common stock on the date of grant and have a contractual term of 5 years. The options vest ratably over a 4-year period through September 2024 and remain subject to forfeiture if vesting conditions are not met. Compensation cost is recognized on a straight-line basis over the vesting period or requisite service period. During the nine months ended September 30, 2021, 70,004 options were forfeited.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on September 30, 2021. The market value as of September 30, 2021 was $2.61 based on the closing bid price for September 30, 2021.

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

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Exercise price	$0.16 - $0.26	$0.17 – 0.39
Expected term	3.25 to 3.75 years	3.25 – 3.75 years
Risk-free interest rate	0.38% - 2.43%	0.38%
Estimated volatility	293.07% - 517.13%	300.069%
Expected dividend	-	-
Option price at valuation date	$0.12 - $0.27	$0.12 - 0.31

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

If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed. Similarly, if the Company has net income but its preferred dividend adjustment made in computing income available to common stockholders results in a net loss available to common stockholders, diluted EPS would be computed in the same manner as basic EPS. Accordingly, the outstanding Series A Convertible Preferred Stock is considered anti-dilutive in which 1,167 and 395,640 were issued and outstanding at September 30, 2021 and 2020, respectively. Series A Convertible Preferred Stock is convertible into common stock on a 10 for 1 basis. The outstanding stock options are considered anti-dilutive in which 163,913 and 233,928 were issued and outstanding on September 30, 2021 and 2020, respectively.

The calculations of basic and diluted EPS for the three months ended September 30, 2021 and 2020 are as follows:

	September 30, 2021	September 30, 2020
Basic and diluted loss per common share:
Net loss	$(595,233)	$(1,231,567)
Basic weighted average shares outstanding	10,944,439	4,162,306
Basic and diluted loss per common share:	$(0.05)	$(0.30)

The calculations of basic and diluted EPS for the nine months ended September 30, 2021 and 2020 are as follows:

	September 30, 2021	September 30, 2020
Basic and diluted loss per common share:
Net loss	$(2,486,045)	$(3,349,778)
Basic weighted average shares outstanding	9,809,092	4,164,489
Basic and diluted loss per common share:	$(0.25)	$(0.80)

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

Lease expense for the nine months ended September 30, 2021 and 2020 was $220,798 and 175,896 respectively.

In accordance with ASU 2016-02, right-of-use assets are amortized over the life of the underlying lease. As of September 30, 2021 and 2020, the Company reflected right of use assets of $1,140,609 and $433,529, respectively.

As of September 30, 2021 the weighted average remaining lease term for the operating leases is 7.50 years. The weighted average discount rate for the operating leases is 5.25%.

Future minimum lease payment under these operating leases consisted of the following:

Year ending December 31,	Operating Lease Obligations
2021	$84,378
2022	330,737
2023	256,267
2024	172,690
2025	112,923
Thereafter	381,932
Total undiscounted operating lease payments	1,338,927
Less: Imputed interest	(189,715)
Present value of operating lease liabilities	$1,149,212

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of September 30, 2021 and December 31, 2020. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

NOTE 14. INCOME TAXES

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized benefits as a component income tax expense (benefit). The Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of September 30, 2021 and December 31, 2020.

The Company’s income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. For the three months ended September 30, 2021, however, the Company calculates its income tax expense by applying to any pre-tax loss/income an effective tax rate determined as if the year to date period is the annual period. Using this method, for the three months ended September 30, 2021, its estimated annual effective tax rate from continuing operation was 0% and the resulting income tax expense was $0. We believe that, at this time, this method for determining the effective tax rate is more reliable than projecting an annual effective tax rate due to the uncertainty of estimating annual pre-tax loss/income under the impact of the COVID-19 pandemic. The Company’s estimated annual effective tax rate differs from the U.S. statutory tax rate primarily due to a valuation allowance recorded against the deferred tax assets. Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using applicable tax rates. A valuation allowance is recorded against deferred tax assets if it is not more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the deferred tax assets in future, the Company has recorded a full valuation allowance against its net deferred tax assets.

The calculation of the Company’s tax liabilities also involves assessment of uncertainties in the application of complex tax laws and regulations in the applicable jurisdictions, and a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. The Company’s policy is to record interest and penalties accrued related to unrecognized benefits as a component of income tax expense (benefit). The Company did not have any material uncertain tax positions, and there were no amounts for penalties or interest recorded as of September 30, 2021. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

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

As of September 30, 2021 and December 31, 2020 the related party loan payable was $364,552 and $4,666,520 respectively.

At September 30, 2021 and December 31, 2020, Reliance Holdings owned approximately 46.42% and 25.58%, respectively, of the common stock of the Company.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions from September 30, 2021 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were none.

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

As part of our growth and acquisition strategy, we are currently in negotiations with several non-affiliated parties. We have acquired eight insurance agencies, including both affiliated and unaffiliated companies.

Further, the Company has developed the 5MinuteInsure.com platform as the next step in expanding our national footprint. As previously announced, the platform went live during the summer of 2021. 5minuteInsure.com is a new and proprietary tool developed by Reliance Global to be utilized in conjunction with current and planned agency acquisitions, as well as affiliated agencies. The goal of the new offering is to tap into the growing number of online shoppers in order to drive traffic to the Company’s insurance agents and affiliates. 5MinuteInsure.com utilizes artificial intelligence and data mining, to provide competitive insurance quotes within 5 minutes, with minimal data input. Through extensive research, we have determined the key factors required to convert a prospect most efficiently into a client through the online interactive platform.

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

Insurance Acquisitions and Strategic Activities

To date, we have acquired eight insurance brokerages (see table below), including both acquisitions of affiliated companies (i.e., owned by Reliance Holdings before the acquisition) and unaffiliated companies. As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

Acquired	Date	Location	Line of Business	Status
U.S. Benefits Alliance, LLC (USBA)	October 24, 2018	Michigan	Health Insurance	Affiliated

Employee Benefit Solutions, LLC (EBS)	October 24, 2018	Michigan	Health Insurance	Affiliated

Commercial Solutions of Insurance Agency, LLC	December 1, 2018	New Jersey	P&C – Trucking Industry	Unaffiliated

Southwestern Montana Insurance Center, Inc.	April 1, 2019	Montana	Group Health Insurance	Unaffiliated

Fortman Insurance Agency, LLC	May 1, 2019	Ohio	P&C	Unaffiliated

Altruis Benefits Consultants, Inc.	September 1, 2019	Michigan	Health Insurance	Unaffiliated

UIS Agency LLC	August 17, 2020	New York	Health Insurance	Unaffiliated

J.P. Kush and Associates, Inc.	May 1, 2021	Michigan	Health Insurance	Unaffiliated

The following table lists our activity in 2021 by number of agents, approximate policies issued and revenue written:

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized September 30, 2021
USBA and EBS	4	2,848	$688,289
UIS Agency, LLC / Commercial Solutions	2	103	$274,928
Southwestern Montana	14	6,521	$1,283,402
Fortman Insurance	14	2,175	$1,512,400
Altruis	13	9,122	$2,558,653
Kush	4	850	$778,541

The following table lists our activity in 2020 by number of agents, approximate policies issued and revenue written:

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized September 30, 2020
USBA and EBS	7	2,563	$773,752
UIS Agency, LLC / Commercial Solutions	2	159	$227,044
Southwestern Montana	14	5,850	$1,148,538
Fortman Insurance	14	2,064	$1,459,077
Altruis	13	5,851	$1,717,964

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

Prior Period Adjustments

During the current financial reporting close process, the Company identified certain immaterial adjustments impacting prior reporting periods. Specifically, the Company identified adjustments to correct goodwill and retained earnings in a relation to historical purchase price allocation accounting, and adjustments to true up accounts receivable and retained earnings for certain historical accrued revenues. The Company has also separately reclassified its purchase software from property, plant and equipment to intangible assets.

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

Results of Operations

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020

The following table sets forth our revenue and operating expenses for each of the periods presented.

	September 30, 2021	September 30, 2020
Revenue
Commission income	$2,581,636	$1,680,043
Total revenue	2,581,636	1,680,043

Operating expenses
Commission expense	660,708	399,322
Salaries and wages	1,188,267	883,844
General and administrative expenses	755,130	1,116,907
Marketing and advertising	65,010	27,212
Depreciation and amortization	387,729	344,888
Total operating expenses	3,056,844	2,772,213

Loss from operations	(475,208)	(1,092,170)

Other expense, net	(120,025)	(139,397)

Total Other expense, net	(120,025)	(139,397)

Net loss	$(595,233)	$(1,231,567)

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

The Company had revenues of $2,581,636 for the three months ended September 30, 2021, as compared to $1,680,043 for the three months ended September 30, 2020. The increase of $901,593 or 54% was primarily due to an increase in operations, including the additional insurance agencies acquired during 2020 and 2021 reporting a full three months of revenue.

Commission expense

The Company had total commission expense of $660,708 for the three months ended September 30, 2021 compared to $399,322 for the three months ended September 30, 2020. The increase of $261,386 or 65% is attributable to an increase in operations, including the additional insurance agencies acquired during 2020 and 2021 reporting a full three months of commission expense.

Salaries and wages

The Company reported $1,188,267 of salaries and wages expense for the three months ended September 30, 2021 compared to $883,884 for the three months ended September 30, 2020. The increase of $304,383 or 34% is a result of the Company’s growth compared to the prior period, the Company has hired more employees due to an increase in operational activities.

General and administrative expenses

The Company had total general and administrative expenses of $755,130 for the three months ended September 30, 2021, as compared to $1,116,907 for the three months ended September 30, 2020. The decrease in expense of $361,777 or 32% is a result of improvements in operating efficiencies.

Marketing and advertising

The Company reported $65,010 of marketing and advertising expense for the three months ended September 30, 2021 compared to $27,212 for the three months ended September 30, 2020. The increase of $37,798 or 139% is a result of the Company’s efforts to increase branding and outreach to achieve a greater presence in the insurance industry compared to the prior quarter.

Depreciation and amortization

The Company reported $387,729 of depreciation and amortization expense for the three months ended September 30, 2021 compared to $344,888 for the three months ended September 30, 2020. The increase of $42,841 or 12% is a result of the Company’s acquired assets through business combinations.

Other income and expense

The Company reported $120,025 of other expense for the three months ended September 30, 2021 compared to $139,397 for the three months ended September 30, 2020. The decrease of $19,372 or 14% is attributable to decreased debt interest expense, loan fees and debt issuance cost amortization.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

The following table sets forth our revenue and operating expenses for each of the periods presented.

	September 30, 2021	September 30, 2020
Revenue
Commission income	$7,096,213	$5,326,375
Total revenue	7,096,213	5,326,375

Operating expenses
Commission expense	1,748,451	1,178,806
Salaries and wages	3,217,441	2,620,380
General and administrative expenses	2,961,881	3,320,779
Marketing and advertising	143,110	128,471
Depreciation and amortization	1,090,183	1,003,070
Total operating expenses	9,161,066	8,251,506

Loss from operations	(2,064,853)	(2,925,131)

Other expense, net	(421,192)	(424,647)

Total Other expense, net	(421,192)	(424,647)

Net loss	$(2,486,045)	$(3,349,778)

Revenues

The Company had revenues of $7,096,213 for the nine months ended September 30, 2021, as compared to $5,326,375 for the nine months ended September 30, 2020. The increase of $1,769,868 or 33% was primarily due to an increase in operations, including the additional insurance agencies acquired during 2020 and 2021 reporting a full nine months of revenue.

Commission expense

The Company had total commission expense of $1,748,451 for the nine months ended September 30, 2021 compared to $1,178,806 for the nine months ended September 30, 2020. The increase of $569,645 or 48% is attributable to an increase in operations, including the additional insurance agencies acquired during 2020 and 2021 reporting a full nine months of commission expense. Through acquisitions the Company has acquired more agents thus increasing commission expense.

Salaries and wages

The Company reported $3,217,441 of salaries and wages expense for the nine months ended September 30, 2021 compared to $2,620,380 for the nine months ended September 30, 2020. The increase of $597,061 or 23% is a result of the Company’s growth compared to the prior period, the Company has hired more employees due to an increase in operational activities.

General and administrative expenses

The Company had total general and administrative expenses of $2,961,881 for the nine months ended September 30, 2021, as compared to $3,320,779 for the nine months ended September 30, 2020. The decrease in expense of $358,898 or 11% is a result of improvements in operating efficiencies.

Marketing and advertising

The Company reported $143,110 of marketing and advertising expense for the nine months ended September 30, 2021 compared to $128,471 for the nine months ended September 30, 2020. The increase of $14,639 or 11% is due to the Company increasing advertisement activity in relation to 5MinuteInsure.com marketing.

Depreciation and amortization

The Company reported $1,090,183 of depreciation and amortization expense for the nine months ended September 30, 2021 compared to $1,003,070 for the nine months ended September 30, 2020. The increase of $87,113 or 9% is a result of the Company’s acquired assets through business combinations.

Other income and expense

The Company reported $421,192 of other expense for the nine months ended September 30, 2021 compared to $424,647 for the nine months ended September 30, 2020. The decrease of $3,455 or 1% is consistent with prior years.

Liquidity and capital resources

As of September 30, 2021, the Company had a cash and restricted cash balance of $6,139,474 and working capital of $5,273,598 compared to September 30, 2020 with a cash balance of $501,571 and a working capital deficit of $5,948,428 at September 30, 2020. The increase in working capital is primarily attributable to net proceeds raised of $10,496,220 from the issuance of common stock and Series A warrants in February 2021 and increased profitability derived from the agencies and the acquisition of Kush.

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

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(1,304,320)	$(1,454,072)
Net cash used in investing activities	(1,963,897)	(2,151,966)
Net cash provided by financing activities	8,878,110	3,616,024
Net increase in cash, cash equivalents, and restricted cash	$5,609,893	$9,986

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $1,304,320, which includes a net loss of $2,486,045 offset by non-cash expenses of $1,797,709 principally related to share based compensation expense of $667,373, depreciation and amortization of $1,090,183, amortization of debt issuance costs of $37,822, and non-cash lease expenses of $2,331, as well as changes of net working capital items in the amount of $615,984 principally related to the decrease in accounts payable and accrued expenses of $314,045, an increase in accounts receivable of $87,058, an increase in other non-current assets of $14,992 and an increase in prepaid expenses and other current assets of $196,471.

Investing Activities

During the nine months ended September 30, 2021, cash flows used in investing activities were $1,963,897 compared to cash flow used in investing activities of $2,151,966 for the nine months ended September 30, 2020. Cash used of $1,963,897 relates to cash paid for the acquisition of Kush of $1,608,585, the purchase of property and equipment of $24,257, and costs incurred of $326,739 for internally developed software intangible assets.

Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities was $8,878,110 as compared to $3,616,024 for the nine months ended September 30, 2020. The net cash provided by financing activities is primarily related to proceeds from offering of 2,070,000 shares of common stock and accompanying warrants in February 2021. The issuance of common stock provided $10,496,221 and is partially offset by the principal repayments of debt of $663,907, the reduction of the earn-out liability by 452,236, and the repayments of loans payable to related parties of $504,899.

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

The Company earns additional revenue including contingent commissions, profit-sharing, override and bonuses based on meeting certain revenue or profit targets established periodically by the carriers (collectively the Contingent Commissions). The Contingent Commissions are earned when the Company achieves the targets established by the insurance carriers. The insurance carriers notify the company when it has achieved the target. The Company only recognizes revenue to the extent that it is probable that a significant reversal of the revenue will not occur.

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

During fiscal year 2020, the management determined it had a material weakness in its financial reporting and closing process. The Company mitigated this material weakness by hiring an SEC financial reporting manager in June of 2021.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our management has concluded that our disclosure controls and procedures were effective as of such date.

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

A significant portion of our insurance business is concentrated in Michigan, New Jersey, Montana and Ohio. For the three months ended September 30, 2021, and 2020 we derived $2,581,636 and $1,680,043 respectively or 100%, of our quarterly revenue, respectively, from our operations located in these regions (Q3 2021 - Michigan – 64%, New Jersey/New York – 4%, Montana – 17% and Ohio – 15% and Q3 2020 - Michigan – 48%, New Jersey – 5%, Montana – 19% and Ohio – 28%). The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in these four states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes or other weather conditions, and other possible events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.

If we fail to comply with the covenants contained in certain of our agreements, our liquidity, results of operations and financial condition may be adversely affected.

The Oak Street credit agreements, in the aggregate principal amount of $8,215,881 and $8,849,280, as of September 30, 2021 and December 31, 2020 that govern our debt contain various covenants and other limitations with which we must comply including a debt to EBITDA ratio covenant and a covenant that at all times that the loans are outstanding: (i) Ezra Beyman, our chief executive officer, Debra Beyman, Mr. Beyman’s wife, or Yaakov Beyman, son of Mr. and Ms. Beyman, or someone else approved by Oak Street, as applicable, will be the manager of the current subsidiaries of the Company, (ii) Mr. Ezra Beyman will be President and Chairperson of the Board of the Company, and (iii) Reliance Holdings will continue to hold at least 51% of the Company’s equity. The credit agreements also contain provisions which cause a “cross default” if we default our obligations under other material contracts to which we are parties. The credit agreements contains customary and usual events of default, including, subject to certain specified cure periods and notice requirements, the Company’s or one of its subsidiaries’ failure to comply with the covenants therein. Upon an event of default, the lender has customary and usual remedies to cure these defaults including, but not limited to, the ability to accelerate the indebtedness.

The Company entered into an amended Master Credit Agreement on March 26, 2021 that removed the provisions for which Debra and Ezra Beyman were required to be the majority owners of the Company.

The Senior Funded Debt to EBIDTA ratio stated in the covenant “shall be no greater than 4.0 to 1.0”. As of September 30, 2020, the ratio was 3.9 with the Company thereby, defaulting on the covenant. As of September 30, 2020, the Company obtained a covenant waiver in order to continue to be in compliance with the financial covenants and other limitations contained in each of these agreements. However, failure to comply with material provisions of our covenants in these agreements or other credit or similar agreements to which we may become a party could result in a default, rendering them unavailable to us and causing a material adverse effect on our liquidity, results of operations and financial condition. In the event of certain defaults, the lenders thereunder would not be required to lend any additional amounts to us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable. If the indebtedness under these agreements or our other indebtedness, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Due to the covenant waiver received, Oak Street and the Company signed an amended agreement on August 11, 2020, to update its covenant so that, the Company should remain in compliance. The amendment states that for the September 30, 2020 and December 31, 2020 covenant test, the ratio of Senior Funded Debt to EBIDTA shall be no greater than 5.0 to 1.0. As of September 30, 2021 and December 31, 2020 the Company reported a ratio of 3.0 and 4.2, respectively, for Senior Funded Debt to EBIDTA, and remain in compliance. Beginning at September 30, 2021 and thereafter the Senior Funded Debt to EBIDTA ratio shall be reduced to no greater than 4.0 to 1.0.

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

At April 26, 2021, our CEO, Ezra Beyman, is the beneficial owner of approximately 46.418% of the common stock, consisting of 5,080,165 common shares. As of September 30, 2021, the outstanding amount of the loan from Reliance Holdings to us, is in the amount of approximately $364,552. As such he has the ability to control any actions which require shareholder approval. If there is an annual or special meeting of stockholders for any reason, our CEO has total discretion regarding proposals submitted to a vote by shareholders as a consequence of his significant equity interest. Accordingly, the Company’s CEO will continue to exert substantial control until such time, if ever, that he no longer has majority voting control.

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

Our Articles of Incorporation authorize the issuance of 2,000,000,000 shares of common stock, par value $0.086 per share. As of September 30, 2021 we had 10,944,439 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this Form 10-K.

Exhibit No.	Description
1.1	Form of Underwriting Agreement
3.1	Articles of Incorporation of Issuer
3.2	Bylaws of Issuer
3.3	Articles of Formation of Southwestern Montana Insurance Center, LLC
3.4	Certificate of Formation of Commercial Coverage Solutions LLC
3.5	Articles of Organization of Employee Benefits Solutions, LLC
3.6	Articles of Organization of Fortman Insurance Services, LLC
3.7	Articles of Organization of US Benefits Alliance, LLC
3.8	Articles of Incorporation for Altruis Benefits Corporation.
3.9	Articles of Incorporation for Kush Benefit Solutions, LLC
10.1	Securities Purchase Agreement with Nsure, Inc. dated February 19, 2020
14.1	Code of Ethics
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*
32.2	Section 1350 Certification of the Chief Financial Officer and Chief Financial Officer*
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reliance Global Group, Inc.

Date: November 09, 2021	By:	/s/ Ezra Beyman
Ezra Beyman
Principal Executive Officer

Reliance Global Group, Inc.

Date: November 09, 2021	By:	/s/ Alex Blumenfrucht
Alex Blumenfrucht
Principal Financial Officer and
Principal Accounting Officer

