Form 10-K
period 2021-12-31
Reliance Global Group, Inc.
filed 2022-03-31
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 001-40020

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

Yes: ☐ No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes: ☐ No: ☒

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

Yes: ☐ No: ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	RELI	The Nasdaq Capital Market
Series A Warrants	RELIW	Nasdaq Capital Market

At March 31, 2022 the registrant had 11,337,109 shares of common stock, par value $0.086 per share, outstanding.

The aggregate market value of the common stock, no par value, held by non-affiliates of the registrant, based on the closing sale price of registrant’s common stock as quoted on the NASDAQ on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $20 million. Accordingly, the registrant qualifies under the SEC’s revised rules as a “non-accelerated filer” and “smaller reporting company.”

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

Unless the context requires otherwise, references to “Reliance Global Group, Inc.,” “the Company,” “we,” “our,” and “us” in this Annual Report on Form 10-K refer to Reliance Global Group, Inc.

Item 1. BUSINESS

About Reliance Global Group, Inc.

Reliance Global Group, Inc. (formerly known as Ethos Media Network, Inc.) was incorporated in Florida on August 2, 2013. In September 2018, Reliance Global Holdings, LLC, a related party, purchased a controlling interest in the Company. Ethos Media Network, Inc. was renamed Reliance Global Group, Inc. on October 18, 2018.

We operate as a company managing assets in the insurance markets, as well as other related sectors. Our focus is to grow the Company by pursuing an aggressive acquisition strategy, initially and primarily focused upon wholesale and retail insurance agencies. The Company is controlled by the same management team as Reliance Global Holdings, LLC (“Reliance Holdings”), a New York based firm that is the owner and operator of numerous companies with core interests in real estate and insurance. Our relationship with Reliance Holdings provides us with significant benefits: (1) experience, knowhow, and industry relations in both sectors; (2) a source of acquisition targets currently under Reliance Holdings’ control; and (3) financial and logistics assistance. In addition, Reliance Holdings has committed to fund the Company for at least the next 12 months in the unexpected event a need arises. We are led and advised by a management team that offers over 100 years of combined business expertise in, insurance, real estate and the financial service industry.

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

As part of our growth and acquisition strategy, we are currently in negotiations with several non-affiliated parties and expect to complete a number of material insurance asset transactions throughout the course of 2022 and beyond. As of December 31, 2021, we have acquired eight insurance agencies, including both affiliated and unaffiliated companies. The Company acquired UIS Agency, LLC in August 2020, an unaffiliated niche transportation insurance agency and J.P. Kush and Associates, Inc. in May 2021, an unaffiliated full-service insurance agency. The Company also entered into a definitive agreement with Medigap Health Insurance Company (“Medigap”), an unaffiliated insurance brokerage company headquartered in Florida specializing in Medicare supplement insurance. The transaction closed on January 10, 2022.

Long term, we seek to conduct all transactions and acquisitions through the direct operations of the Company. However, in some instances, Reliance Holdings may act as a holding company to facilitate the acquisition process, whereby Reliance Holdings will acquire the prospective asset and ultimately transfer it to the Company at a later date. This would be necessary for example in the case of a material acquisition that would require an audit. Reliance Holdings would acquire the asset and hold it as the audit is in process and transfer it to the Company upon successful completion of the audit. However, the Reliance Holdings will ultimately, upon successful completion of the audit, transfer the asset to the Company and the Company will pay for the consideration of the asset.

The Company also developed and launched 5MinuteInsure.com (“5MI”), a proprietary online platform which went live during the summer of 2021. 5MI is a business to consumer website which enables consumers to compare and purchase car and home insurance in a time efficient and effective manner. The platform is currently live in 44 states and offers coverage with up to 16 carriers.

Over the next 12 months, we plan to expand and grow our footprint and market share both through organic growth means, and by expansion through additional acquisitions in various insurance markets.

Insurance Market Overview

There are three main insurance sectors: (1) property/casualty (P/C), which consists mainly of auto, home, and commercial insurance; (2) life/health (L/H), which consists mainly of life insurance and annuity products; and (3) accident and health, which is normally written by insurers whose main business is health insurance. The insurance industry plays a huge role in the U.S. economy (Source: OECD Insurance Statistics).

The U.S. remained the world’s largest insurance market, with a 40% market share of global direct premiums written in 2020., with premiums of $2.5 trillion, respectively (Source: Insurance Information Institute – World Insurance Marketplace). As the impacts of COVID-19 begin to decline, the belief within the insurance industry is that it will continue strong with increased growth of the industry in 2022. Global nonlife premiums are expected to grow 2.8% in 2021, and 3.7% in 2022 as workers return to their offices. Property/Casualty were up 18.5% half way through 2021 (Source: Deloitte’s 2022 Insurance Industry Outlook).

Insurance industry at-a-glance (Source: Insurance Information Institute’s Facts + Statistics: Industry Overview, December 21, 2021)

●	U.S. insurance industry net premiums written totaled $1.28 trillion in 2020, with premiums recorded by property/casualty (P/C) insurers accounting for 51 percent, and premiums by life/annuity insurers accounting for 49 percent, according to S&P Global Market Intelligence.
●	P/C insurance consists primarily of auto, homeowners and commercial insurance. Net premiums written for the sector totaled $652.8 billion in 2020.
●	The life/annuity insurance sector consists of annuities, accident and health, and life insurance. Net premiums written for the sector totaled $624.0 billion in 2020.
●	Total private health insurance direct premiums written were $1.1 trillion in 2020, including: $834.4 billion from the health insurance segment; $209.8 billion from the life/annuity segment; and $6.4 billion from P/C annual statements, according to S&P Global Market Intelligence. The health insurance sector also includes government programs.
●	In 2020 there were 5,929 insurance companies in the U.S. (including territories), according to the National Association of Insurance Commissioners. This number includes: P/C (2,476 companies), life/annuities (843), health (995), fraternal (81), title (62), risk retention groups (245) and other companies (1,227).
●	Total P/C cash and invested assets were $2.0 trillion in 2020, according to S&P Global Market Intelligence. Life/annuity cash and invested assets totaled $4.7 trillion in 2020; separate accounts assets and other investments totaled $3.0 trillion. The total of cash and invested assets for both sectors was $9.7 trillion. Most of these assets were in bonds (55 percent of P/C assets, and 70 percent of life/annuity assets, excluding separate accounts).
●	P/C insurers paid out $74.4 billion in property losses related to natural catastrophes in 2020, according to Aon, compared with $38.7 billion in 2019, and $60.4 billion in 2018, including losses from the National Flood Insurance Program.
●	The U.S. insurance industry employed 2.9 million people in 2020, according to the U.S. Department of Labor. Of those, 1.7 million worked for insurance companies, including life and health insurers (962,500 workers), P/C insurers (665,900 workers) and reinsurers (27,300 workers). The remaining 1.2 million people worked for insurance agencies, brokers and other insurance-related enterprises.

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

This risk difference is key, especially considering volatile weather patterns and an increased rate of natural disasters. The economic costs of 2021’s 401 natural disaster events were estimated at $343 billion, with insurance only covering 38% of the overall total (Source: Aon’s $343 Billion In Global Weather-, Catastrophe-Related Economic Losses Reported In 2021, Up From $297 Billion In 2020 , January 2022).

Since insurance brokers and agents are a central part to the distribution of these products, they normally benefit from this increase in demand and premiums, despite damaged profit margins among these upstream underwriters and carriers (Source: IBISWorld’s Insurance Brokers & Agencies Industry in the US, December 2018).

In 2019, the global insurance brokerage market was valued at $265 billion, and the projected growth though 2027 is substantial, with an estimated market value of $395 billion in 2027. That growth is assuming an expected compound annual growth rate of 7% from 2020 to 2027. (Source: Allied market Research’s Insurance Brokerage Market By Insurance Type (Life Insurance and Property & Casualty Insurance), and Brokerage Type (Retail Brokerage and Wholesale Brokerage): Global Opportunity Analysis and Industry Forecast, 2020–2027, February 2021). The growth within the insurance agency market has resulted in strong mergers and acquisition (M&A) activity within this sector. Mergers and acquisitions from insurance agents and brokers broke records in 2021. The insurance distribution industry continues to prove its resiliency even with low activity in Q1 2021. Transactions in the Q4 numbered 384, an increase from the same period in 2020, and total deals for 2021 were 1,034, nearly 30% higher than what was recorded in 2020. (Source: Optis Partners Agent & Broker 2021 Year-end Merger & Acquisition Report). The confluence of unrelenting market pressure to achieve sustainable growth, a lingering abundance of capital and capacity, improving global economies, and an upturn in interest rates may indicate that insurers should be prepared for a continued growth of M&A activity going forward (Source: Optis Partners Agent & Broker 2020 Year-end Merger & Acquisition Report).

Along with all other industries the insurance sector is increasing its presence in the online market. A J.D. Power study has found that “insurance customer expectations are being influenced by the user experience of all-digital brands such as Amazon and Netflix, and many insurers are falling short. Insurers have created attractive user interfaces but these lack functionality.” The market size of the Online Insurance Brokers industry in the US has grown 6.7% per year on average between 2016 and 2021. (Source: IBIS World Online Insurance Brokers in the US - Market Size 2003–2026, April 6, 2020)

The global InsurTech market size was valued at $3.85 billion in 2021. It is expected to expand at a compound annual growth rate (CAGR) of 51.7% from 2022 to 2030. The increasing need for digitization of insurance services is expected to propel the market growth. Insurtech is the usage of technology innovations particularly designed to make the existing insurance model more efficient. By using technologies such as AI and data analytics, InsurTech solutions allow products to be priced more competitively. Insurance companies are widely adopting these solutions to drive cheaper, better, and faster operational results. Hence, the insurance industry is witnessing increased investment in technology. The outbreak of COVID-19 is anticipated to have a positive impact on the market. Numerous insurance companies are reconsidering their long-term strategies and short-term needs. The COVID-19 and its impacts are accelerating the implementation of online platforms and new mobile applications to meet consumer needs. (Sources: Grand View Research Insurtech Market Size, Share & Growth Report, 2021-2028 and 2022 - 2030)

The Company therefore has strategically invested in its 5MinuteInsure.com online digital platform as an additional step in expanding its national footprint. As discussed above, 5MI is an all new and high-tech proprietary tool developed by the Company as a business to consumer portal which enables consumers to compare and purchase car and home insurance in a time efficient and effective manner. 5MI taps into the growing number of online shoppers and utilizes advanced artificial intelligence and data mining techniques, to provide competitive insurance quotes in around 5 minutes, with minimal data input needed from the consumer. The platform launched during the summer of 2021 and currently operates in 44 states offering coverage with up to 16 highly rated insurance carriers.

Additionally, the Company is invested in NSURE, Inc., “Americas First Digital Insurance Agency”®. NSURE, Inc. deploys unique proprietary technology which positions them well to tap into the current offline insurance distribution and bring it online. Nsure.com intends to completely redesign the home and auto insurance shopping and purchasing experience – making it simpler and transparent while providing significant savings of money and time for consumers. Nsure.com achieves this by simplifying application processes, real time connection via API to over 35 top rated insurance carriers, instant accurate coverage recommendations and in-house insurance buying/policy binding capabilities amongst other efficiencies.

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

The U.S. insurance broker and agency industry has grown steadily over the five years due to macroeconomic growth, beneficial legislation that has been passed, and positive trends in the insurance sector, achieving approximately $186 billion in revenues in 2021. As macroeconomic conditions improve over the five years to 2026, revenue generated by industry operators is expected to increase as businesses regain confidence in their financial stability, despite increased external competition from online insurance marketplace platforms. (Source: IBISWorld’s Insurance Brokers & Agencies Industry in the US).

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

Online Insurance and 5MinuteInsure

In August 2021, we launched 5MinuteInsure.com, which is a licensed online insurance agency that utilizes state of the art digital technology and seek to use this platform to develop business in the online insurance business which we believe represents an underutilized opportunity.

We estimate that a mere 10% of the multibillion-dollar personal home and auto insurance market is now online. Moreover, the current insurance purchasing processes is time consuming and lacks transparency. Most of the current online sites are simply lead generators, which result in false insurance quotes, constant spam and aggressive sales pitches. We believe consumers are looking for an online platform that will replicate the services they could obtain from a traditional brick and mortar insurance agency, thus driving business toward the online site as we all migrate to online in this post COVID world.

Another key benefit to online insurance is the ability to combine seamlessly with electronic capabilities in processing, such as 5MinuteInsure.com’s proprietary backend processing technology to support our traditional agency business. 5MinuteInsure.com will be used internally by all the Reliance Global Group affiliated agencies to offer more products to our existing client base. By implementing artificial intelligence, robotic process automation and automatic shopping for best rates at renewals, we believe we can dramatically reduce costs, and allow our agents to focus on selling new policies, creating a digitally empowered and scalable insurance agency model.

Specific benefits of the 5MinuteInsure.com platform include:

●   First, a simplified application process

●   Second, 5MinuteInsure.com has real-time connections with over 15 top-rated insurance companies, which allows consumers to transparently compare real live quotes from multiple insurers side-by-side.

●   Third, 5MinuteInsure.com provides instant accurate coverage recommendations for home and auto insurance, providing consumers confidence they are not under or over-insured.

●   Fourth, 5MinuteInsure.com provides in-house insurance buying and policy binding capabilities, meaning no redirection to other websites and the ability to finalize purchases on 5MinuteInsure.com in as little as five minutes.

●   Fifth, coming soon is 5MinuteInsure’s free and secure account enables 24/7 access to previous quotes, policies and other documents.

●   And finally, when it’s time for a policy renewal, 5MinuteInsure.com can automatically populate the best offers in the market before their policy expires.

Thus, we believe in the specific benefits of the online insurance business, and we believe that 5MinuteInsure.com provides the platform to transform this segment of the industry.

Insurance M&A Overview

The solid growth within the insurance agency market has resulted in strong mergers and acquisition (M&A) activity within this sector. Mergers and acquisitions from insurance agents and brokers broke records in 2021. The insurance distribution industry continues to prove its resiliency even with low activity in Q1 2021. Transactions in Q4 2021 numbered 384, an increase from the same period in 2020, and total deals for 2021 were 1,034, nearly 30% higher than what was recorded in 2020. (Source: Optis Partners Agent & Broker 2021 Year-end Merger & Acquisition Report).

(Source: Optis Partners 2021 Year End M&A Report)

2021 at a glance (Source: Deloitte’s 2021 midyear insurance M&A outlook, 2021):

●  Number of deals year-to-date (YTD) is up 18%.

●  With current deal volume (all three sectors), 2021 may outpace calendar year 2020 (annualizing 335 compared with 620 for 2020).

●  Aggregate deal value YTD is about 4x higher compared with 2020 YTD—higher than in full calendar year 2020.

– Driven by some large deals (three large ones in L&A)

●  Also, average deal value YTD is higher than 2020 YTD.

– Driven by some large deals (three large ones in L&A)

– YTD 2020 was the start of the pandemic, so deal activity was expected to pause

●  Broker transactions remain strong in terms of average deal value and number of deals.

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

These factors, some of which are not within our control, may cause the price of our common stock to fluctuate substantially. If our operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. Due to the Company’s limited operating history, we believe period to period comparisons of our financial results are not always meaningful and should not be relied upon as an indication of future performance.

The Company has limited resources and there is significant competition for business combination opportunities. Therefore, the Company may not be able to acquire other assets or businesses.

The Company expects to encounter intense competition from other entities having a business objective similar to ours, which are also competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human, financial and other resources. While the Company believes that there are numerous potential target businesses that it could acquire, the Company’s ability to compete in acquiring certain sizable target businesses might be limited if the Company’s limited financial resources are less than that of its competitors. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

The Company may be unable to obtain additional financing, if required, to complete an acquisition, or to Company the operations and growth of existing and target business, which could compel the Company to restructure a potential business transaction or abandon a particular business combination.

To date, much of our capital for acquiring and operating insurance agencies comes from funds provided by Reliance Global Holdings our affiliate, loans from unaffiliated lenders, or from direct market capital raises. We may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing proves to be unavailable, we would be compelled to restructure or existing business, or abandon a proposed acquisition or acquisitions. In addition, if we consummate additional acquisitions, we may require additional financing to complement the operations or growth of that business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business.

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

Because our insurance business is highly concentrated in Michigan, New York, Montana and Ohio, adverse economic conditions, natural disasters, or regulatory changes in these regions could adversely affect our financial condition.

A significant portion of our insurance business is concentrated in Michigan, New York, Montana and Ohio. For the years ended December 31, 2021, and 2020 we derived $9,710,334 and $7,297,146 respectively or 100%, of our annual revenue, respectively, from our operations located in these regions (FYE 2021 - Michigan – 56.64%, New York – 3.44%, Montana – 17.97% and Ohio – 21.95% and FYE 2020 - Michigan – 45.11%, New Jersey – 3.81%, Montana – 21.48% and Ohio – 28%). The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in these four states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes or other weather conditions, and other possible events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.

If we fail to comply with the covenants contained in certain of our agreements, our liquidity, results of operations and financial condition may be adversely affected.

The Oak Street credit agreements, in the aggregate principal amount of $8,133,925 and $8,849,280, as of December 31, 2021 and 2020, that govern our debt contain various covenants and other limitations with which we must comply including a debt to EBITDA ratio covenant and a covenant that at all times that the loans are outstanding: (i) Ezra Beyman, our chief executive officer, Debra Beyman, Mr. Beyman’s wife, or Yaakov Beyman, son of Mr. and Ms. Beyman, or someone else approved by Oak Street, as applicable, will be the manager of the current subsidiaries of the Company, (ii) Mr. Ezra Beyman will be President and Chairperson of the Board of the Company, and (iii) Reliance Holdings will continue to remain a shareholder of the Company’s equity and Ezra and Debra will be the sole owners of Reliance Holdings as tenants in entirety. The credit agreements also contain provisions which cause a “cross default” if we default our obligations under other material contracts to which we are parties. The credit agreements contains customary and usual events of default, including, subject to certain specified cure periods and notice requirements, the Company’s or one of its subsidiaries’ failure to comply with the covenants therein. Upon an event of default, the lender has customary and usual remedies to cure these defaults including, but not limited to, the ability to accelerate the indebtedness.

The Company entered into an amended Master Credit Agreement on March 26, 2021 that removed the provisions for which Debra and Ezra Beyman were required to be the majority owners of the Company.

Due to the covenant waiver on June 30, 2020, Oak Street and the Company signed an amended agreement on August 11, 2020, to update its covenant so that, the Company should remain in compliance. The amendment states that for the year ended December 31, 2020 covenant test, the ratio of Senior Funded Debt to EBIDTA shall be no greater than 5.0 to 1.0. From March 31, 2021 and thereafter, the Senior Funded Debt to EBIDTA ratio shall be reduced to no greater than 4.0 to 1.0. As of December 31, 2021 and 2020 respectively, the Company reported a ratio of 2.5 and 4.2 for Senior Funded Debt to EBIDTA, and remains in compliance.

As of the date of this filing, we are in full compliance and do not believe we are at further risk of noncompliance.

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

The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses, and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the values of assets, liabilities, revenues, expenses and income, and could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our business could be adversely impacted by inflation.

Increases in inflation may have an adverse effect on our business. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies. Continuing increases in inflation could impact the overall demand for our products, our costs for labor, material and services, and the margins we are able to realize on our products, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation may also result in higher interest rates, which in turn would result in higher interest

Risks Related to the Insurance Industry

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

Worsening of Current U.S. economic conditions as a result of the COVID-19 pandemic and the Russian Federation Military Action may adversely affect our business.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or results of its operations, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Profit-sharing contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies generally during the prior year. Override commissions are paid by insurance companies based upon the volume of business that we place with them and are generally paid over the course of the year. Because profit-sharing contingent commissions and override commissions affect our revenues, any decrease in their payment to us could adversely affect our results of operations, profitability, and our financial condition.

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

The Company’s CEO has a majority common stock equity interest.

As of March 31, 2022, our CEO, Ezra Beyman, is the beneficial owner of approximately 40% of the common stock, consisting of 4,579,947 common shares. As of December 31, 2021, the outstanding amount of the loan from Reliance Holdings to us, is in the amount of approximately $353,766.

Under our credit agreements with Oak Street, the Company has agreed that at all times that the loans are outstanding: (i) Ezra Beyman, our chief executive officer, Debra Beyman, Mr. Beyman’s wife, or Yaakov Beyman, son of Mr. and Ms. Beyman, or someone else approved by Oak Street, as applicable, will be the manager of the current subsidiaries of the Company, (ii) Mr. Ezra Beyman will be President and Chairperson of the Board of the Company, and (iii) Reliance Holdings will continue to remain a shareholder of the Company’s equity and Ezra and Debra will be the sole owners of Reliance Holdings as tenants in entirety. The loans by Oak Street, immediately mature and become due and payable if the Company fails to comply with these provisions, subject to certain notice and/or cure periods.

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

Our Articles of Incorporation authorize the issuance of 2,000,000,000 shares of common stock, par value $0.086 per share. As of December 31, 2021 we had 10,956,109 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

By entering into the Private Placement (as defined further in this 10-K), on December 22, 2021, we entered into a commitment to issue B Warrants on the Initial Closing Date for a fixed price and exercise price, as applicable. The commitment to issue Series B Warrants (the “Warrant Commitment”) represents a financial instrument, other than an outstanding share, that, at inception, has both of the following characteristics: (i) embodies a conditional obligation indexed to the Company’s equity shares and (ii) may require the Company to settle the obligation by transferring assets. Under ASC 480, Distinguishing Liabilities from Equity, it is required to be initially measured and subsequently remeasured, at fair value as an asset or liability with changes in fair value recognized in earnings. The Series B Warrant has an exercise price of $4.09 per share, subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for, Common Stock at a price below the then-applicable exercise price (subject to certain exceptions, including a floor price of $3.84 per share of Common Stock, until the Company has received shareholder approval for the sale of securities in the Private Placement). The Series B Warrant will be exercisable commencing on the date of issuance, and will expire five years from the date of issuance.

Moreover, following these offerings, the market value of the warrants is uncertain and there can be no assurance that the market value of the warrants will equal or exceed their public offering price. There can be no assurance that the market price of the common stock will ever equal or exceed the exercise price of the warrants, and consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Below is a schedule of the properties we are currently occupy:

Entity Name	Location	Own/Lease	Description	Approx. Sq. Footage	Lease Term	Monthly Rent in USD
Employee Benefits Solutions	Cadillac, Michigan	Lease	Office Building	3,024	10/2019– 9/2024	2,400
Southwestern Montana Insurance Center	Helena, Montana	Lease	Office Building	1,500	Monthly	1,500
Southwestern Montana Insurance Center	Belgrade, Montana	Lease	Office Building	6,000	4/2019– 3/2023	7,000
Fortman Insurance Center	Bluffton, Ohio	Lease	Office Building	990	9/2020 – 8/2023	555
Fortman Insurance Center	Ottawa, Ohio	Lease	Office Building	2,386	5/2019– 4/2024	2,400
Commercial Coverage Solutions/UIS	Pomona, New York	Lease	Office Building	1,000	8/2020– 8/2022	2,000
Altruis Benefits Consultants	Bingham Farms, MI	Lease	Office Building	1,767	6/2021– 5/2024	4,725
Reliance Global Group, Inc.	Lakewood, NJ	Lease	Office Building	4,436	6/2021 – 3/2029	9,174
J.P. Kush and Associates	Troy, MI	Lease	Office Building	1,400	1/2021– 3/2022	1,395

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2021, there were approximately 521 holders of record of our ordinary shares, although there is a much larger number of beneficial owners.

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

Issuer Purchases of Equity Securities

There have been no equity securities repurchased by the Company for the years ending December 31, 2021 and 2020.

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “RELI”, and our warrants to purchase common stock are listed on the NASDAQ Capital Market under the symbol “RELIW.”

Holders of Record

On March 31, 2022, the closing price per share of our common stock was $X.XX as reported on the NASDAQ.

Securities Authorized for Issuance under Equity Compensation Plans

2019 Equity Incentive Plans

On January 29, 2019, our board of directors and stockholders adopted the 2019 Equity Incentive Plan, pursuant to which 700,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2019 Equity Incentive Plans as of December 31, 2021 which had outstanding grants and remaining unissued shares, taking into account issuance of restricted stock to officers and directors, as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	163,913	$15.50	536,087
Equity compensation plans not approved by security holders	-	-	-
Total	163,913	$15.50	536,087

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

Recent Sales of Unregistered Securities

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury) and all under Section 4(a)(2) of the Securities Act of 1933	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) OR Nature of Services Provided (if applicable)	Restricted or Unrestricted as of this filing?	Exemption or Registration Type?
10/5/2017- 3/22/2018	New	213,033	Common	$.10-$.66	Yes	EMA Financial**	Cash	restricted	Rule 144

10/5/2017- 3/22/2018	New	139,472	Common	$.10-.66	Yes	Auctus Fund**	Cash	restricted	Rule 144

1/25/2018	New	22,435	common	.45	Yes	Julie Wizner	Cash	restricted	4(a)	(2)

4/3/2018	New	156,201	Common	.43	Yes	Timothy Mather-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	156,201	Common	.43	Yes	Rodney LaRue-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	156,201	Common	.43	Yes	Roman Szymansky-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	5,833	Common	.43	Yes	Samuel J Simon-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	8,750	Common	.43	Yes	Jerome Kaplan-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	8,750	Common	.43	Yes	Stephen Schwartz-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	11,667	Common	.43	Yes	Mark Sands-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	35,000	Common	.43	Yes	Stanley Merdinger-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	15,167	Common	.43	Yes	Edward J. Bohne-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	11,667	Common	.43	Yes	Maria McCue-Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	175,000	Common	1.96	Yes	Amy Nalewaik	Services	Restricted	4(a)	(2)

4/3/2018	New	175,000	Common	1.96	Yes	Jack Namer –former CEO- Services Rendered – former Affiliate	Services	Restricted	4(a)	(2)

4/3/2018	New	46,667	Common	.43	Yes	Bryan Bittner, Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	11,667	Common	.43	Yes	Hunter Middleton- Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	11,667	Common	.43	Yes	William Sanchez, Nonaffiliate	Cash	Restricted	4(a)	(2)

4/3/2018	New	23,333	Common	.43	Yes	Candice J. Renee, Nonaffiliate	Cash	Restricted	4(a)	(2)

10/24/2018	New	11,667	Common	0	Yes	Alex Blumenfrucht-Affiliate,	Acquisition	Restricted	4(a)	(2)

10/24/2018	New	35,000	Common	0	Yes	Yaakov Beyman Affiliate	Acquisition	Restricted	4(a)	(2)

10/24/2018	New	144,667	Common	0	Yes	Reliance Global Holdings, LLC – Affiliate****	Acquisition	Restricted	4(a)	(2)

11/30/2018	New	26,903	Common	15.21	Yes	EMA Financial***	None	Restricted	None

02/10/2020	New	46,667	Common	21.43	Yes	Gomlai Tovos	Cash	Restricted	4(a)	(2)

8/18/2020	New	17,943	Common	0	Yes	Lorelei Saavedra - Ramirez	Acquisition	Restricted	4(a)	(2)

8/12/2020	New	8,102	Common	0	Yes	Joshua Colter	Acquisition	Restricted	4(a)	(2)

9/2/2020	New	15,556	Common	6.43	Yes	Lazers Group, Inc.	Cash	Restricted	4(a)	(2)

9/3/2020	New	21,875	Common	0	Yes	Julie A. Blockey	Acquisition	Restricted	4(a)	(2)

9/11/2020	New	15,556	Common	6.43	Yes	93529113 Quebec Inc	Cash	Restricted	4(a)	(2)

2/9/2021	New	23,336	Common		Yes	Mark Sisson	Software Purchase	Restricted	4(a)	(2)

2/11/2021	New	4,578,263	Common		Yes	Reliance Global Holdings, LLC	Conversion of preferred shares and debt	Restricted	4(a)	(2)

2/24/2021	New	2,070,000	Common		Yes	*	Cash	Restricted	4(a)	(2)

3/1/2021	New	1,887	Common		Yes	*	Cash	Restricted	4(a)	(2)

3/5/2021	New	15,000	Common		Yes	Tradigitial Marketing Group	Services	Restricted	4(a)	(2)

5/1/2021	New	14,925	Common		Yes	Joshua Kushnereit	Acquisition	Restricted	4(a)	(2)

11/5/2021	New	11,670	Common		Yes		Conversion of preferred shares	Restricted	4(a)	(2)

*Shares were issued in an offering as part of the Companies uplist to NASDAQ to various individuals/entities

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

As part of our growth and acquisition strategy, we are currently in negotiations with several non-affiliated parties and expect to complete a number of material insurance asset transactions throughout the course of 2022 and beyond. As of December 31, 2021, we’ve acquired eight insurance agencies, including both affiliated and unaffiliated companies.

Long term, we seek to conduct all transactions and acquisitions through our direct operations.

Over the next 12 months, we plan to focus on the expansion and growth of our business through continued asset acquisitions in insurance markets and organic growth of our current insurance operations through geographic expansion and market share growth.

Further, the Company launched its 5MI platform during 2021 which expanded our national footprint. 5MI is an all new and high-tech proprietary tool developed by the Company as a business to consumer portal which enables consumers to compare and purchase car and home insurance in a time efficient and effective manner. 5MI taps into the growing number of online shoppers and utilizes advanced artificial intelligence and data mining techniques, to provide competitive insurance quotes in around 5 minutes with minimal data input needed from the consumer. The platform launched during the summer of 2021 and currently operates in 44 states offering coverage with up to 16 highly rated insurance carriers.

Business Trends and Uncertainties

The insurance intermediary business is highly competitive, and we actively compete with numerous firms for customers, properties and insurance companies, many of which have relationships with insurance companies, or have a significant presence in niche insurance markets that may give them an advantage over us. Other competitive concerns may include the quality of our products and services, our pricing and the ability of some of our customers to self-insure and the entrance of technology companies into the insurance intermediary business. A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers.

Financial Instruments

The Company’s financial instruments consist of a derivative warrant sales commitment treated as a forward sales contract as of December 31, 2021. Accounting treatment is to record the derivative financial instruments at their fair values as of the inception/issuance date of and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash gain or loss at each balance sheet date.

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

Insurance Acquisitions and Strategic Activities

As of the date of this filing, we have acquired nine insurance brokerages (see table below), including both acquisitions of affiliated companies (i.e., owned by Reliance Holdings before the acquisition) and unaffiliated companies. As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

Acquired	Date	Location	Line of Business	Status

U.S. Benefits Alliance, LLC (USBA)	October 24, 2018	Michigan	Health Insurance	Affiliated

Employee Benefit Solutions, LLC (EBS)	October 24, 2018	Michigan	Health Insurance	Affiliated

Commercial Solutions of Insurance Agency, LLC	December 1, 2018	New Jersey	P&C – Trucking Industry	Unaffiliated

Southwestern Montana Insurance Center, Inc.	April 1, 2019	Montana	Group Health Insurance	Unaffiliated

Fortman Insurance Agency, LLC	May 1, 2019	Ohio	P&C	Unaffiliated

Altruis Benefits Consultants, Inc.	September 1, 2019	Michigan	Health Insurance	Unaffiliated

UIS Agency LLC	August 17, 2020	New York	Health Insurance	Unaffiliated

J.P. Kush and Associates, Inc.	May 1, 2021	Michigan	Health Insurance	Unaffiliated

Medigap Healthcare Insurance Company LLC	January 10, 2022	Florida	Health Insurance	Unaffiliated

The following table lists our activity in 2021 by number of agents, approximate policies issued and revenue written.

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized December 31, 2021
USBA and EBS	4	3,773	$859,603
UIS Agency, LLC / Commercial Solutions	1	149	$333,874
Southwestern Montana	11	2,423	$1,744,515
Fortman Insurance	14	7,397	$2,131,736
Altruis	13	9,851	$3,313,453
Kush	4	4,500	$1,327,153

The following table lists our activity in 2020 by number of agents, policies issued and revenue written.

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized December 31, 2020
USBA and EBS	5	4,930	$1,017,957
UIS Agency, LLC / Commercial Solutions	3	217	$278,329
Southwestern Montana	14	2,000	$1,566,984
Fortman Insurance	15	8,000	$2,159,515
Altruis	15	7,809	$2,274,362

UIS Transaction

On August 17, 2020, the Company entered into a Stock Purchase Agreement with UIS Agency LLC whereby the Company shall purchase the business and certain assets noted within the Purchase Agreement (the “UIS Acquisition”) for a total purchase price of $883,334. The purchase price was paid with a cash payment of $601,696, $200,000 in shares of the Company’s common stock and an earn-out payment. Three cash installment payments totaling $500,000 were due on September 30, 2020, October 31, 2020 and December 31, 2020. Earn-out payment is dependent on the Net Product Line Revenues being equal to or greater than $450,000 for the measurement period. The balance of the earn-out liability as of December 31, 2021 was $0.

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

J.P. Kush and Associates, Inc. Transaction

On May 1, 2021, the Company entered into a Purchase Agreement with J.P. Kush and Associates, Inc. whereby the Company shall purchase the business and certain assets noted within the Purchase Agreement (the “Kush Acquisition”) for a total purchase price of $3,644,166. The purchase price was paid with a cash payment of $1,900,000, $50,000 in restricted shares of the Company’s common stock, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and an earn-out payment. The fair value balance of the earn-out liability as of December 31, 2021 is $1,689,733, and presented net of accretion on the balance sheet.

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

The allocation of the purchase price in connection with the Kush Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Accounts receivable	$291,414
Trade name and trademarks	685,400	5
Customer relationships	551,000	10
Non-competition agreements	827,800	5
Goodwill	1,288,552	Indefinite
	$3,644,166

Goodwill of $1,288,552 arising from the Kush Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the Kush Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the Kush Acquisition incurred were $58,092 recorded as a component of General and administrative expenses. The approximate revenue and net profit for the acquired business as a standalone entity per ASC 805 from January 1, 2021 to April 30, 2021 was $380,349 and $166,667, respectively, and from January 1, 2020 to December 31, 2020, $1,141,047 and $500,000, respectively.

Medigap Healthcare Insurance Company LLC Transaction

On January 10, 2022, the Company finalized an agreement (the “APA”) with Medigap Healthcare Insurance Company, LLC (“Medigap”) pursuant to which the Company purchased all of the assets of Medigap for a purchase price in the amount of $20,096,250 consisting of payment to Medigap of (i) $18,138,750 in cash and (ii) issuing to seller 606,037 shares of the Company’s restricted common stock in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The purchase price is subject to post-closing adjustment to reconcile certain pre-closing credits and liabilities of the parties. The shares issued to Medigap as part of the purchase price are subject to lock up arrangements pursuant to which 50% of those shares may be sold after the one-year anniversary of the date of Closing the APA and the balance of the shares after the second year anniversary of the date of closing under the APA.

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

Prior Period Adjustments

The Company identified certain immaterial adjustments impacting the prior reporting period. Specifically, the Company identified adjustments to correct certain asset, liability and equity accounts in relation to historical purchase price allocation accounting, adjustments to true up accounts receivable and retained earnings for certain historical accrued revenues and true up the common stock issuable account. The Company has also separately reclassified its purchased software from property, plant and equipment to intangible assets.

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

Results of Operations

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

The following table sets forth our revenue and operating expenses for each of the years presented.

	December 31, 2021	December 31, 2020
Revenue
Commission income	$9,710,334	$7,297,146
Total revenue	9,710,334	7,297,146

Operating expenses
Commission expense	2,427,294	1,569,752
Salaries and wages	4,672,988	3,654,284
General and administrative expenses	3,589,221	4,205,797
Marketing and advertising	325,838	168,778
Depreciation and amortization	1,607,313	1,325,337
Total operating expenses	12,622,654	10,923,948

Loss from operations	(2,912,320)	(3,626,802)

Other expense, net	(533,337)	(563,287)
Recognition and change in fair value of warrant commitment	(17,652,808)
Gain on Extinguishment of debt	-	508,700
	(18,186,145)	(54,587)

Net loss	$(21,098,465)	$(3,681,389)

Revenues

The Company’s revenue is primarily comprised of commission paid by health insurance carriers related to insurance plans that have been purchased by a member who used the Company’s service. The Company defines a member as an individual currently covered by an insurance plan, including individual and family, Medicare-related, small business, and ancillary plans, for which the Company is entitled to receive compensation from an insurance carrier.

The Company had revenues of $9,710,334 for the year ended December 31, 2021, as compared to $7,297,146 for the year ended December 31, 2020. The increase of $2,413,188 or 33% was primarily due to expanded operations, including the additional insurance agencies acquired during 2020 and 2021, with the former reporting a full year of revenue.

Commission expense

The Company had total commission expense of $2,427,294 for the year ending December 31, 2021 compared to $1,569,752 for the year ending December 31, 2020. The increase of $857,542 or 55% is attributable to an increase in operations, including the additional insurance agencies acquired during 2020 and 2021 with the former reporting a full year of commission expense.

Salaries and wages

The Company reported $4,672,988 of salaries and wages expense for the year ending December 31, 2021 compared to $3,654,284 for the year ending December 31, 2020. The increase of $1,018,704 or 28% is a result of the Company’s growth compared to the prior period, the Company has hired more employees due to an increase in operational and reporting activities.

General and administrative expenses

The Company had total general and administrative expenses of $3,589,221 for the year ending December 31, 2021, as compared to $4,205,797 for the year ending December 31, 2020. The decrease in expense of $616,576 or 15% is a result of improvements in operational efficiencies.

Marketing and advertising

The Company reported $325,838 of marketing and advertising expense for the year ending December 31, 2021 compared to $168,778 for the year ending December 31, 2020. The increase of $157,060 or 93% is a result of the Company’s efforts to increase branding and outreach to achieve a greater presence in the insurance industry compared to the prior year.

Depreciation and amortization

The Company reported $1,607,313 of depreciation and amortization expense for the year ending December 31, 2021 compared to $1,325,337 for the year ending December 31, 2020. The increase of $281,976 or 21% is a result of the Company’s acquired assets through business combinations.

Other income and expense

The Company reported $18,186,145 of other expense for the year ending December 31, 2021 compared to $54,587 for the year ending December 31, 2020. The increase of $18,131,558 or 33,216% is attributable primarily to the recognition and change in fair value of warrant commitment of $17,652,808 in 2021. Additionally, during December 31, 2020, the Company recognized $508,700 in the gain on extinguishment of debt.

Liquidity and capital resources

As of December 31, 2021, the Company had a cash balance of $4,620,722 and working capital deficit of $36,999,751 compared with a cash balance of $529,581 and a working capital deficit of $5,448,036 at December 31, 2020. The decrease in working capital is primarily attributable to the recognition of a warrant commitment liability of $37,652,808, offset by net proceeds raised of $10,496,220 from the issuance of common stock and Series A warrants in February 2021 and increased profitability derived from the agencies and the acquisition of Kush.

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

To this effect on April 4, 2020, the Company entered into a loan agreement with First Financial Bank for a loan of $673,700 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. In 2020, the Company repaid a total of $165,000 of principal on the loan and on November 17, 2020 the Company received notification from the SBA that the remaining PPP loan balance of $508,700 was forgiven. As of December 31, 2021, the Company did not have any loans payable in relation to the PPP loan.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(2,253,275)	$(468,465)
Net cash used in investing activities	(2,299,360)	(1,946,194)
Net cash provided by financing activities	8,643,776	2,452,655
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4,091,141	$37,996

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $2,253,275, which includes a net loss of $21,098,465 offset by non-cash expenses of $19,679,929 principally related to share based compensation expense of $749,127, depreciation and amortization of $1,607,313, recognition and change in fair value of warrant commitment of $17,652,808, and amortization of debt issuance costs of $22,822, offset by an earn-out fair value adjustment of $359,470, as well as changes of net working capital items in the amount of $834,738 principally due to a decrease in accounts payable and accrued expenses of $531,123 and increases in accounts receivable of $162,234 and prepaid expense and other current assets of $144,036.

Investing Activities.

During the year ended December 31, 2021, cash flows used in investing activities were $2,299,360 compared to cash flow used in investing activities of $1,946,194 for the year ended December 31, 2020. The 2021 cash used relates to cash paid for the acquisition of Kush of $1,608,586, the purchase of property and equipment of $71,108, and cash paid of $619,666 for intangible assets.

Financing Activities.

During the year ended December 31, 2021, cash provided by financing activities was $8,643,776 as compared to $2,452,655 for the year ended December 31, 2020. The net cash provided by financing activities is primarily related to proceeds from offering of 2,070,000 shares of common stock and accompanying warrants in February 2021. The issuance of common stock provided $10,496,221 and is partially offset by the principal repayments of debt of $887,455, the payments of the earn-out liability by 452,236, and the repayments of loans payable to related parties of $515,685.

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

Income taxes: We are required to estimate our provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. These estimates involve significant judgment and interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of the applicable year. We are also required to evaluate the realizability of our deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of our performance and other relevant factors. Realization of deferred tax assets is dependent on our ability to generate future taxable income. In recent periods, our results of operations have benefited from increases in the amount of deferred taxes we expect to realize, primarily from the levels of capital spending and increases in the amount of taxable income we expect to realize. Our income tax provision or benefit is dependent, in part, on our ability to forecast future taxable income in these and other jurisdictions. Such forecasts are inherently difficult and involve significant judgments including, among others, projecting future average selling prices and sales volumes, manufacturing and overhead costs, levels of capital spending, and other factors that significantly impact our analyses of the amount of net deferred tax assets that are more likely than not to be realized.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Controls and Procedure Requirements for Newly Public Companies

In accordance with amended Rule 12b-2 of the Securities and Exchange Act of 1934, the Company is considered a non-accelerated filer and thus is not required to provide a management assessment or an auditor’s report on internal control over financial reporting.

As of December 31, 2020, management determined it had a material weakness in its financial reporting and closing process. Deficiencies were remediated during fiscal year 2021 and the Company’s internal control over financial reporting is effective as of December 31, 2021.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors and executive officers of the Company, their ages as of the date of this Form 10-K, their positions held, and all commenced service with the Company in 2021.

Name	Age	Position(s) Held
Ezra Beyman	65	Chairman of the Board and Chief Executive Officer
Alex Blumenfrucht	33	Director and Chief Financial Officer
Joel Markovits	41	Chief Accounting Officer (CAO) and Financial reporting manager
Yaakov Beyman	38	Executive Vice President, Insurance Division
Scott Korman	65	Director and Chair of the Compensation Committee and Member of the Audit and Nominating and Governance Committees
Ben Fruchtzweig	57	Director and Chair of the Audit Committee and Member of the Compensation and Nominating and Governance Committees (and Audit Committee Financial Expert)
Sheldon Brickman	56	Director and Chair of the Nominating and Governance Committee and Member of the Audit and Compensation Committees

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

Joel Markovits:

2021 - Present: CAO of Reliance Global Group, Inc.

2015 – 2021: Audit Senior Manager at KPMG LLP

Joel Markovits joined the Company in June 2021 as financial reporting manager and was appointed Chief Accounting Officer (CAO) in February 2022. Joel brings over 10 years’ accounting and financial reporting experience in both the public and private sectors. Prior to joining Reliance, Joel was a senior manager at KPMG LLP, where he led some of the larger and more complex audit engagements, including serving as lead audit senior manager on a global $16 billion (annual revenues) enterprise reporting on both US GAAP and IFRS standards. He was also a data & analytics specialist and technology innovation leader at KPMG for its largest US Business Unit, overseeing the development and deployment of technological capabilities that enhance data analyses and audit processes. Joel is a Certified Public Accountant in the State of New Jersey since November 2013.

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

The Company does not report on compliance with Section 16(a).

Item 11. Executive Compensation

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards (Unvested) ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Ezra Beyman,	2021	228,000	30,000	-	-	-	-	-	258,000
CEO	2020	52,000	-	-	-	-	-	-	52,000

Alex Blumenfrucht,	2021	205,000	30,000	-	-	-	-	-	235,000
CFO	2020	190,000	10,000	-	-	-	-	-	200,000

Yaakov Beyman, EVP	2021	190,000	30,000	-	-	-	-	-	220,000
Insurance	2020	190,000	-	-	-	-	-	-	190,000

Joel Markovits,	2021	113,820	-	25,000	-	-	-	-	138,820
CAO	2020	-	-	-	-	-	-	-	0

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

Director Compensation

The table below shows the compensation paid to our non-employee directors during 2020 and 2021.

Name		Fees earned or paid in cash	Stock awards ($)	Un-exercisable Option awards (# of Shares)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total (# of Restricted Shares)
Ben Fruchtzweig	2021	22,500	-	-	-	-	-	-
Director	2020	$-	$4,138	4,083	-	-	-	4,083
Scott Korman	2021	22,500	-	-	-	-	-	-
Director	2020	$-	$4,138	4,083	-	-	-	4,083
Sheldon Brickman	2021	$22,500	$-	-	-	-	-	-
Director	2020	-	4,138	4,083	-	-	-	4,083

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of our common stock as of December 31, 2021 with respect to: (i) each person known to us to be the beneficial owner of more than five percent of our common stock; (ii) all directors; (iii) all named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Shares of common stock issuable upon exercise of options or warrants as of December 31, 2021 or are exercisable within 60 days of such date are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of calculating the percentage ownership of such person but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person. Applicable percentage ownership is based on 10,956,109 shares of common stock outstanding as the date of December 31, 2021.

Name and Address of Beneficial Owner(1)	Number of Shares Common	Number of Shares Preferred****	Beneficial Ownership Percentage*****
5% Stockholders
Reliance Global Holdings – 300 Blvd. of the Americas, Suite 105, Lakewood, NJ 08701**	4,579,947	-	41.80%
RELI NY LLC – PO Box 180240, Brooklyn, NY 11218***	609,484	-	5.56%
Named Executive Officers and Directors
Ezra Beyman	4,579,947	-	41.80%
Alex Blumenfrucht	123,336	-	*
Yaakov Beyman	58,333	-	*
Joel Markovits	-
Sheldon Brickman	-	-
Scott Korman	-	-
Ben Fruchtzweig	3,011	-	*
All directors and executive officers as a group (7 persons)	4,764,627	-	43.49%

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

The Company has entered into a Loan Agreement with its Parent Company, Reliance Holdings, dated September 24, 2018. There is no term to the loan, and it bears no interest. Repayment will be made as the Company has business cash flows. The proceeds from the loan were utilized to fund the USBA Acquisition, the EBS Acquisition, and CCS Acquisition. As of December 31, 2021 the related party loan balance was $353,766.

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

At December 31, 2021, and 2020 there was $353,766 and $4,666,520 respectively outstanding under the loan agreement.

At December 31, 2021, and 2020 Reliance Holdings owned approximately 42% and 26% respectively of the common stock of the Company.

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

The following table sets forth the aggregate fees paid by Reliance LLC for the fiscal years ended December 31, 2021 and 2020 to our independent auditors:

Auditors	Years	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
Mazars USA LLP	2021	$263,480	99,750	$19,000	$
Mazars USA LLP	2020	$260,410		$22,536		—
Friedman, LLP	2021	$—	$—	—		—
Friedman, LLP	2020	$25,773	$55,400	—		—

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this Annual Report on Form 10-K

	(1)	Financial Statements

See Index to Financial Statements on page F-1 of this Annual Report on Form 10-K

	(2)	Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included elsewhere in Annual Report on Form 10-K.

	(3)	Exhibits

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm PCAOB ID 339

To the Stockholders and the Board of Directors of Reliance Global Group, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliance Global Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period December 31, 2021 and 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Business Combinations

Critical Audit Matter Description

As described in Notes 2 and 3 to the consolidated financial statements, the Company accounts for its business combination using the acquisition method of accounting. Under the acquisition method, the assets acquired, and the liabilities assumed, and the consideration transferred are recorded at the date of acquisition at their respective values. Finite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The Company purchased J.P. Kush and Associates, Inc. for a total purchase price of $3,644,166 in 2021, which resulted in $2,064,200 of finite-lived intangible assets and $1,288,552 of goodwill. The Company utilized a valuation consultant to calculate the purchase price allocation. The process for estimating fair values of identifiable intangible assets and certain tangible assets of the J.P. Kush and Associates, Inc. acquisition requires management to make significant estimates and assumptions, including estimating future cash flows, selection of different valuation methods, volatility factors and discount rates.

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

How the Critical Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included:

-	Obtaining an understanding over the Company's business combinations process, including management's review of the significant assumptions and determination of fair value methods utilized.

-	Utilizing a firm employed valuation specialist with the skills and knowledge to assist in: (i) evaluating the reasonableness of the purchase price allocation methodology used by management to determine the fair value of the consideration transferred and the tangible assets acquired, (ii) evaluating management's significant assumptions including comparing to third party market data, (iii) performing recalculations of the methods utilized by management.

-	Testing the completeness and accuracy of the underlying data utilized by management.

Warrant Commitment

Critical Audit Matter Description

As described in Notes 2 and 13 to the consolidated financial statements, On December 22, 2021 the Company entered into a securities purchase agreement with several institutional buyers for the purchase of Common Shares, Preferred Shares and Series B Warrants. Under ASC 480, Distinguishing Liabilities from Equity, it is required to be initially measured and subsequently remeasured, at fair value as an asset or liability with changes in fair value recognized in earnings. An option pricing model was utilized to calculate the fair value of the Warrant Commitment as of December 22, 2021 and December 31, 2021. The Company recorded $17,652,808 of non-operating unrealized losses within Recognition and change in fair value of warrant commitment on the consolidated statement of operations for the year ended December 31, 2021, related to initial recognition of the Warrant Commitment and subsequent changes in its fair value through December 31, 2021.

We identified managements’ judgments used to determine the fair value of the warrant commitment as a critical audit matter. Auditing management’s judgment and assumptions related to the options pricing model inputs including the selection of volatility factors, expected term, risk-free rate and asset price, involved a high degree of auditor judgement and an increased extent of effort, including the need to involve a firm employed valuation specialists.

How the Critical Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included:

-	Obtaining an understanding over the Company's capital raise process, including management's review of the securities purchase agreement, significant assumptions and determination of fair value methods utilized.

-	Utilizing a firm employed valuation specialist with the skills and knowledge to assist in: (i) evaluating the reasonableness of the options pricing model used by management to determine the fair value of the warrant commitment, (ii) evaluating management's significant assumptions including comparing to third party market data and warrant expectation studies, recalculate common stock volatility (iii) performing recalculations of the model utilized by management and recalculations of inputs under other option pricing models to compare values.

-	Testing the completeness and accuracy of the underlying data utilized by management.

We have served as the Company’s auditor since 2020.

/s/ Mazars USA LLP

Fort Washington, Pennsylvania

March 31, 2022

Reliance Global Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$4,136,180	$45,213
Restricted cash	484,542	484,368
Accounts receivable	1,024,831	862,597
Accounts receivable, related parties	7,131	-
Note receivables	-	3,825
Other receivables	-	1,952
Prepaid expense and other current assets	2,328,817	38,081
Total current assets	7,981,501	1,436,036
Property and equipment, net	130,359	79,163
Right-of-use assets	1,067,734	433,529
Investment in NSURE, Inc.	1,350,000	1,350,000
Intangibles, net	7,078,900	5,982,434
Goodwill	10,050,277	8,761,725
Other non-current assets	16,792	1,800
Total assets	$27,675,563	$18,044,687

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and other accrued liabilities	$2,759,160	$1,143,582
Loans payable	-	14,598
Current portion of loans payable, related parties	-	4,523,045
Other payables	81,500	62,500
Current portion of long-term debt	913,920	963,450
Current portion of leases payable	276,009	176,897
Earn-out liability, current portion	3,297,855	-
Warrant commitment	37,652,808	-
Total current liabilities	44,981,252	6,884,072

Loans payable, related parties, less current portion	353,766	143,475
Long term debt, less current portion	7,085,325	7,885,830
Leases payable, less current portion	805,326	262,904
Earn-out liability, less current portion	516,023	2,931,418
Total liabilities	53,741,692	18,107,699
Stockholders’ equity (deficit):
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 and 395,640 issued and outstanding as of December 31, 2021 and 2020, respectively	-	33,912
Common stock, $0.086 par value; 2,000,000,000 shares authorized and 10,956,109 and 4,241,028 issued and outstanding as of December 31, 2021 and 2020, respectively	940,829	363,517
Common stock issuable; 0 shares and 23,341 shares as of December 31, 2021 and 2020, respectively	-	340,000
Additional paid-in capital	26,451,187	11,559,239
Stock subscription receivable	(20,000,000)	-
Accumulated deficit	(33,458,145)	(12,359,680)
Total stockholders’ equity (deficit)	(26,066,129)	(63,012)
Total liabilities and stockholders’ deficit	$27,675,563	$18,044,687

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	December 31, 2021	December 31, 2020
Revenue
Commission income	$9,710,334	$7,297,146
Total revenue	9,710,334	7,297,146

Operating expenses
Commission expense	2,427,294	1,569,752
Salaries and wages	4,672,988	3,654,284
General and administrative expenses	3,589,221	4,205,797
Marketing and advertising	325,838	168,778
Depreciation and amortization	1,607,313	1,325,337
Total operating expenses	12,622,654	10,923,948

Loss from operations	(2,912,320)	(3,626,802)

Other expense, net	(533,337)	(563,287)
Recognition and change in fair value of warrant commitment	(17,652,808)	-
Gain on extinguishment of debt	-	508,700
	(18,186,145)	(54,587)

Net loss	$(21,098,465)	$(3,681,389)

Basic and diluted loss per share	$(2.09)	$(0.88)
Weighted average number of shares outstanding	10,097,052	4,183,625

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2020	395,640	$33,912	4,241,028	$363,517	23,341	$340,000	$11,559,239	$-	$(12,359,680)	$(63,012)

Share based compensation	-	-	-	-	-	-	658,077	-	-	658,077

Shares issued for services	-	-	15,000	1,290	-	-	89,760	-	-	91,050

Shares issued due to public offering, net of offering costs of $1,672,852	-	-	1,800,000	154,800	-	-	8,954,348	-	-	9,109,148

Over-allotment shares from offering, net of offering costs of $250,928	-	-	270,000	23,220	-	-	1,343,153	-	-	1,366,373

Warrants sold during public offering at quoted price	-	-	-		-	-	20,700	-	-	20,700

Shares issued due to conversion of preferred stock	(395,660)	(33,912)	3,956,600	340,268	-	-	(306,356)	-	-	-

Shares issued due to conversion of debt	-	-	633,333	54,467	-	-	3,745,533	-	-	3,800,000

Rounding shares related to initial public offering	20	-	1,885	-	(3)	-	-	-	-	-

Shares issued pursuant to software purchase	-	-	23,338	1,983	(23,338)	(340,000)	338,017	-	-	-

Rounding shares related to initial public offering	-	-	-	-	-	-	-	-	-	-

Shares issued pursuant to acquisition of Kush	-	-	14,925	1,284	-	-	48,716	-	-	50,000

Stock subscriptions	-	-	-	-	-	-	-	(20,000,000)	-	(20,000,000)

Net loss	-	-	-	-	-	-	-	-	(21,098,465)	(21,098,465)

Balance, December 31, 2021	-	$-	10,956,109	$940,829	-	$-	$26,451,187	$(20,000,000)	$(33,458,145)	$(26,066,129)

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2019	395,640	$33,912	4,115,330	$352,743	51,042	$822,116	$8,216,829	$(8,678,291)	$747,309

Shares issued pursuant to investment in NSURE, Inc.	-	-	46,667	4,000	-	-	996,000	-	1,000,000

Share based compensation	-	-	-	-	-	-	1,304,401	-	1,304,401

Common stock issued due to Stock Purchase Agreement	-	-	31,111	2,667	-	-	197,333	-	200,000

Common stock issued due to Earnout Agreement	-	-	21,875	1,875	(21,875)	(300,000)	298,125	-	-

Common stock issuable related to UIS business acquisition	-	-	17,943	1,538	-	-	198,462	-	200,000

Shares issued upon termination of employee	-	-	8,102	694	-	-	165,973	-	166,667

Common stock issuable reclassification	-	-	-	-	(5,826)	(182,116)	182,116	-	-

Net loss	-	-	-	-	-	-	-	(3,681,389)	(3,681,389)

Balance, December 31, 2020	395,640	$33,912	4,241,028	$363,517	23,341	$340,000	$11,559,239	$(12,359,680)	$(63,012)

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Consolidated Statements of Cash Flows

	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(21,098,465)	$(3,681,389)
Adjustment to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	1,607,313	1,325,337
Amortization of debt issuance costs and accretion of debt discount	22,822	22,887
Non-cash lease expense	7,329	396
Extinguishment of PPP loan	-	(508,700)
Stock compensation expense	749,127	1,471,068
Earn-out fair value and write-off adjustments	(359,470)	-
Recognition and change in fair value of warrant commitment	17,652,808	-
Change in operating assets and liabilities:
Accounts payables and other accrued liabilities	(531,123)	990,356
Accounts receivable	(162,234)	(150,445)
Accounts receivable, related parties	(7,131)	7,131
Note receivables	3,825	-
Other receivables	1,952	6,332
Other payables	19,000	54,150
Other non-current assets	(14,992)	184
Prepaid expense and other current assets	(144,036)	(5,772)
Net cash used in operating activities	(2,253,275)	(468,465)

Cash flows from investing activities:
Purchase of property and equipment	(71,108)
Investment in NSURE, Inc.	-	(1,350,000)
Acquisition of business, net of cash acquired	(1,608,586)	(596,194)
Purchase of intangibles	(619,666)	-
Net cash used in investing activities	(2,299,360)	(1,946,194)

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Cash flows from financing activities:
Principal repayments of debt	(887,455)	(455,132)
Proceeds from PPP loan	-	673,700
Principal repayments of PPP loan	-	(165,000)
Payments of earn-out liabilities	(452,236)	-
Proceeds from notes payable, related parties	2,931	-
Payment of notes payable	(515,685)	(242,371)
Proceeds of notes payable, related parties	-	1,441,458
Issuance of common stock	10,496,221	1,200,000
Net cash provided by financing activities	8,643,776	2,452,655

Net increase in cash and restricted cash	4,091,141	37,996
Cash and restricted cash at beginning of period	529,581	491,585
Cash and restricted cash at end of period	$4,620,722	$529,581

Supplemental disclosure of cash and non-cash investing and financing transactions:
Conversion of preferred stock into common stock	$340,268	$-
Cash paid for interest	$456,482	$80,826
Acquisition of lease asset and liability	$861,443	$133,204
Conversion of debt into equity	$3,800,000	$-
Common stock issued pursuant to acquisition	$50,000	$500,000
Common stock issued in lieu of services	$91,050	$-
Common stock issuable reclassification to additional paid-in capital	$-	$182,116
Unpaid deferred transaction costs	$2,146,700	$-
Stock Subscriptions	$20,000,000	$-
Issuance of common stock pursuant to the purchase of software	$340,000	$-

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

On August 17, 2020, the Company acquired UIS Agency, Inc. (“UIS”). UIS is an insurance agency and employee benefits provider (See Note 3).

On May 1, 2021, the Company acquired J.P. Kush and Associates, Inc. (“Kush”), an independent healthcare insurance agency (See Note 3).

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

Liquidity

As of December 31, 2021, the Company’s reported cash and restricted cash aggregated balance was approximately $4,621,000, current assets were approximately $7,982,000, while current liabilities were approximately $44,981,000. As of December 31, 2021, the Company had a working capital deficit of approximately $36,999,000 and a stockholders’ deficit of approximately $26,066,000. For the year ended December 31, 2021, the Company reported a loss from operations of approximately $2,912,000, a non-cash, non-operating measurement loss on the warrant commitment    of approximately $17,653,000, resulting in an overall net loss of approximately $21,098,000. The Company reported negative cash flows from operations of approximately $2,253,000. The Company completed a capital offering in February 2021 that raised net proceeds of approximately $10,496,000 and as noted in Note 13, subsequent to year end, the Company raised an additional $20,000,000 of capital through a securities purchase agreement with institutional investors. Management believes the company’s financial position and its ability to raise capital to be reasonable and sufficient, providing ample liquidity for the foreseeable future.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

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

The reconciliation of cash and restricted cash reported within the applicable balance sheet accounts that sum to the total of cash and restricted cash presented in the statement of cash flows is as follows:

	December 31, 2021	December 31, 2020
Cash	$4,136,180	$45,213
Restricted cash	484,542	484,368
Total cash and restricted cash	$4,620,722	$529,581

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Certain capitalized software has been reclassified in the consolidated balance sheet from property and equipment, net to intangibles, net and comparative periods have been adjusted accordingly. Maintenance and repairs are charged to expense as incurred. Estimated useful lives of the Company’s Property and Equipment are as follows:

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

As of December 31, 2021 and 2020 respectively, the Company’s balance sheet includes certain financial instruments, including cash, notes receivables, accounts payable, and short and long-term debt. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amounts of long-term debt approximate their fair value as the variable interest rates are based on a market index.

The Company’s Warrant Commitment (see Note 13, Commitments and Contingencies) represents a liability-classified derivative financial instrument recorded at fair value on a recurring basis. The fair value of the Warrant Commitment includes significant inputs not observable in the market and thus are considered to have Level 3 inputs. The Company measured the fair value of the Warrant Commitment at the issuance date, December 22, 2021, and subsequently at the balance sheet date, using a binomial option pricing model. The significant inputs used in estimating the fair value of Warrant Commitment include fair value of the underlying stock, expected term, risk free interest rate, and expected volatility. The fair value of the Warrant Commitment at December 31, 2021 was $37,652,808, estimated using the following inputs:

	December 22, 2021	December 31, 2021
Stock price	$4.23	$6.44
Volatility	90%	90%
Expected term (years)	2	2
Dividend yield	0%	0%
Risk free rate	1.10%	1.10%

The following reconciles the warrant commitment for the year ended December 31, 2021:

2021
Beginning balance	$-
Initial recognition of warrant commitment	20,244,497
Unrealized loss	17,408,311
Ending balance	$37,652,808

The Company’s contingent accrued earn-out business acquisition consideration liabilities are considered Level 3 fair value liability instruments requiring period fair value assessments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. As of December 31, 2021 and 2020 respectively, the earn-out liability account balance as reported in the consolidated balance sheets are $3,813,878 and $2,931,418. At December 31, 2021 and 2020, the current portion of the earn-out liability was $3,297,855 and $0, respectively, and the non-current earn out liability, net of current portion was $516,023 and $2,931,418, respectively. In fair valuing these instruments, the income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. Undiscounted remaining earn out payments are approximately $4,000,000.

For the Company’s earn-out liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Beginning balance	$2,931,418	$2,850,050

Acquisitions and Settlements:
CCS Acquisition	-	81,368
JP Kush Acquisition	1,694,166	-
CCS Write-off	(81,368)	-
Altruis partial settlement	(452,236)	-

Remeasurement adjustments:
Gains included in earnings*	(278,102)	-

Ending balance	$3,813,878	$2,931,418

*	recorded as a reduction to general and administrative expenses

Quantitative Information about Level 3 Fair Value Measurements

Significant unobservable inputs used in the earn-out fair value measurements of the Company’s contingent consideration liabilities designated as Level 3 are as follows:

	December 31, 2021	December 31, 2020
Fair value	$3,813,878	$2,931,418
Valuation technique	Discounted cash flow	Discounted cash flow
Significant unobservable input	Projected revenue and probability of achievement	Projected revenue and probability of achievement

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of December 31, 2021, and 2020, unamortized deferred financing costs were $134,528, and $151,312, respectively and are netted against the related debt.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting. Under the acquisition method, assets acquired, liabilities assumed, and consideration transferred are recorded at the date of acquisition at their respective fair values. Definite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred. If the business combination provides for contingent consideration such as earn-outs, the Company records the contingent consideration at fair value at the acquisition date. The Company remeasures fair value as of each reporting date and changes resulting from events after the acquisition date, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value and accretion costs are recognized in earnings.

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

Goodwill and other indefinite-lived intangibles

The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is assigned to a reporting unit on the acquisition date and tested for impairment at least annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. Similarly, indefinite-lived intangible assets (if any) other than goodwill are tested annually or more frequently if indicated, for impairment. If impaired, intangible assets are written down to fair value based on the expected discounted cash flows.

Financial Instruments

The Company evaluates issued financial instruments for classification as either equity or liability based on an assessment of the financial instrument’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the financial instruments issued are freestanding pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and, if applicable whether the financial instruments meet all of the requirements for equity classification under ASC 815, including whether the financial instruments are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance and as of each subsequent reporting period end date while the financial instruments are outstanding. Financial instruments that are determined to be liabilities under ASC 480 or ASC 815 are held at their initial fair value and remeasured to fair value at each subsequent reporting date, with changes in fair value recorded as a non-operating, non-cash loss or gain, as applicable.

The Company’s financial instruments consist of derivatives related to the warrants issued with the securities purchase agreement as discussed in Note 13, Warrant Commitment. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. Upon the determination that an instrument is no longer subject to derivative accounting, the fair value of the derivative instrument at the date of such determination will be reclassified to paid in capital.

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

Transaction price is typically stated in a contract and usually based on a commission rate applied to Member premiums paid and received by Carrier. The Company generally continues to receive commission payments from Carriers until a Member’s plan is cancelled or the Company terminates its agency agreement with the Carrier. Upon termination, the Company normally will no longer receive any commissions from Carriers even on business still in place. In some instances, trailing commissions could occur which would be recognized similar to other Healthcare revenue. With one performance obligation, allocation of transaction price is normally not necessary.

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

Other revenue policies: Insurance commissions earned from Carriers for life insurance products are recorded gross of amounts due to agents, with a corresponding commission expense for downstream agent commissions being recorded as commission expense within the consolidated statements of operations.

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

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Year ended December 30, 2021	Medical/Life	Property and Casualty	Total
Regular
EBS	$799,474	$-	$799,474
USBA	60,129	-	60,129
CCS/UIS	-	333,874	333,874
Montana	1,744,515	-	1,744,515
Fortman	1,173,215	958,521	2,131,736
Altruis	3,313,453	-	3,313,453
Kush	1,327,153	-	1,327,153
	$8,417,939	$1,292,395	$9,710,334

Year ended December 30, 2020	Medical/Life	Property and Casualty	Total
Regular
EBS	$796,434	$-	$796,434
USBA	207,056	-	207,056
CCS/UIS	-	271,459	271,459
Montana	1,497,045	-	1,497,045
Fortman	1,196,375	942,967	2,139,342
Altruis	2,385,810	-	2,385,810
	$6,082,720	$1,214,426	$7,297,146

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

The Company is the lessee in a contract when the Company obtains the right to use an asset. We currently lease real estate and office space under non-cancelable operating lease agreements. When applicable, consideration in a contract is allocated between lease and non-lease components. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of December 31, 2021, or 2020. Operating leases are included in the line items right-of-use assets, current portion of leases payable, and leases payable, less current portion in the consolidated balance sheets. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statement of operations. The Company determines a lease’s term by agreement with lessor and includes lease extension options and variable lease payments when option and/or variable payments are reasonably certain of being exercised or paid.

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

Prior Period Adjustments

The Company identified certain immaterial adjustments impacting the prior reporting period. Specifically, the Company identified adjustments to correct certain asset, liability and equity accounts in relation to historical purchase price allocation accounting, adjustments to true up accounts receivable and retained earnings for certain historical accrued revenues and true up the common stock issuable account.

The Company has also separately reclassified its purchase software from property, plant and equipment to intangible assets to conform to the 2021 presentation in the amount of $296,783. This reclassification had no impact on the consolidated statements of operations.

The Company assessed the materiality of the adjustments to prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. (SAB) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and ASC 250, Accounting Changes and Error Corrections.

Accordingly, the Company’s comparative consolidated financial statements and impacted notes have been revised from amounts previously reported to reflect these adjustments. The following table illustrates the impact on previously reported amounts and adjusted balances presented in the consolidated financial statements for the year ended December 31, 2021.

Account	12/31/2020 As reported	Adjustment	12/31/2020 Adjusted
Accounts receivable	$236,651	$625,946	$862,597
Goodwill	$9,265,070	$(503,345)	$8,761,725
Earn-out liability	$2,631,418	$300,000	$2,931,418
Common stock issuable	$822,116	$(482,116)	$340,000
Additional paid-in capital	$11,377,123	$182,116	$11,559,239
Accumulated deficit	$(12,482,281)	$122,601	$(12,359,680)
Commission income	$7,279,530	$17,616	$7,297,146
Accumulated Deficit-Closing balance as of December 31, 2019	$(8,783,276)	$104,986	$(8,678,290)

Total assets	$17,922,086	$122,601	$18,044,687
Total liabilities	$17,807,699	$300,000	$18,107,699
Total stockholder’s equity (deficit)	$114,387	$(177,399)	$(63,012)
Total liabilities and stockholder’s equity	$17,922,086	$122,601	$18,044,687
Total revenue	$7,279,530	$17,616	$7,297,146
Net loss	$(3,699,005)	$17,616	$(3,681,389)
EPS	$(0.88)	$0.00	$(0.88)

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2020-06 on January 1, 2022, which did not have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to require an acquirer to, at the date of acquisition, recognize and measure contract assets and contract liabilities acquired in accordance with ASU 2014-9, Revenue from Contracts with Customers (Topic 606) as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022 with early adoption permitted. The Company elected to early adopt ASU 2021-08 as of January 1, 2022, which did not have a material impact on the consolidated financial statements.

NOTE 3. STRATEGIC INVESTMENTS AND BUSINESS COMBINATIONS

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

Acquired	Date	Location	Line of Business	Status
U.S. Benefits Alliance, LLC (USBA)	October 24, 2018	Michigan	Health Insurance	Affiliated

Employee Benefit Solutions, LLC (EBS)	October 24, 2018	Michigan	Health Insurance	Affiliated

Commercial Solutions of Insurance Agency, LLC (CCS or Commercial Solutions)	December 1, 2018	New Jersey	P&C – Trucking Industry	Unaffiliated

Southwestern Montana Insurance Center, Inc. (Southwestern Montana or Montana)	April 1, 2019	Montana	Group Health Insurance	Unaffiliated

Fortman Insurance Agency, LLC (Fortman or Fortman Insurance)	May 1, 2019	Ohio	P&C	Unaffiliated

Altruis Benefits Consultants, Inc. (Altruis)	September 1, 2019	Michigan	Health Insurance	Unaffiliated

UIS Agency, LLC (UIS)	August 17, 2020	New York	Health Insurance	Unaffiliated

J.P. Kush and Associates, Inc. (Kush)	May 1, 2021	Michigan	Health Insurance	Unaffiliated

The following table lists our activity in 2021 by number of agents, approximate policies issued, and revenue written:

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized December 31, 2021
USBA and EBS	4	3,773	$859,603
UIS Agency, LLC / Commercial Solutions	1	149	$333,874
Southwestern Montana	11	2,423	$1,744,515
Fortman Insurance	14	7,397	$2,131,736
Altruis	13	9,851	$3,313,453
Kush	4	4,500	$1,327,153

The following table lists our activity in 2020 by number of agents, approximate policies issued, and revenue written:

Agency Name	Number of Agents	Number of Policies issued	Aggregate Revenue Recognized December 31, 2020
USBA and EBS	5	4,930	$1,003,490
UIS Agency, LLC / Commercial Solutions	3	217	$271,459
Southwestern Montana	14	2,000	$1,497,045
Fortman Insurance	15	8,000	$2,139,342
Altruis	15	7,809	$2,385,810

UIS Transaction

On August 17, 2020, the Company entered into a Stock Purchase Agreement with UIS Agency LLC (“UIS”) whereby the Company shall purchase the business and certain assets noted within the Purchase Agreement (the “UIS Acquisition”) for a total purchase price of $883,334. The purchase price was paid with a cash payment of $601,696, $200,000 in shares of the Company’s common stock, and an earn-out payment. Three cash installment payments totaling $500,000 were due on September 30, 2020, October 31, 2020 and December 31, 2020. Earn-out payment is dependent on the Net Product Line Revenues being equal to or greater than $450,000 for the measurement period. UIS did not meet the earn-out requirements within the measurement period, thus, the related earn-out liability balance as of December 31, 2021, is $0.

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

J.P. Kush and Associates, Inc. Transaction

On May 1, 2021, the Company entered into a Purchase Agreement with J.P. Kush and Associates, Inc. whereby the Company shall purchase the business and certain assets noted within the Purchase Agreement (the “Kush Acquisition”) for a total purchase price of $3,644,166. The purchase price was paid with a cash payment of $1,900,000, $50,000 in restricted shares of the Company’s common stock, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and an earn-out payment. The fair value balance of the earn-out liability as of December 31, 2021 is $1,689,733, and presented net of accretion on the balance sheet.

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

The allocation of the purchase price in connection with the Kush Acquisition was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Accounts receivable	$291,414
Trade name and trademarks	685,400	5
Customer relationships	551,000	10
Non-competition agreements	827,800	5
Goodwill	1,288,552	Indefinite
	$3,644,166

Goodwill of $1,288,552 arising from the Kush Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the Kush Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the Kush Acquisition incurred were $58,092 recorded as a component of General and administrative expenses. The approximate revenue and net profit for the acquired business as a standalone entity per ASC 805 from January 1, 2021 to April 30, 2021 was $500,000 and $219,097, respectively, and from January 1, 2020 to December 31, 2020, $1,141,047 and $500,000, respectively.

NOTE 4. INVESTMENT IN NSURE, INC.

On February 19, 2020, the Company entered into a securities purchase agreement with NSURE, Inc. (“NSURE”) whereas the Company may invest up to an aggregate of $20,000,000 in NSURE which will be funded with three tranches. In exchange, the Company will receive a total of 5,837,462 shares of NSURE’s Class A Common Stock, which represents 35% of the outstanding shares. The first tranche of $1,000,000 was paid immediately upon execution of the agreement. As a result of the first tranche, the Company received 291,873 shares of NSURE’s Class A Common Stock. The second tranche of $3,000,000 and third tranche of $16,000,000 have not occurred as of December 31, 2021. The Company will use the cost method of acquisition for the initial recognition method of this investment. Once the Company determines that it can exercise significant influence over NSURE, it will begin to account for its investment under the equity method. On June 1, 2020, the Company invested an additional $200,000 and received 58,375 shares of NSURE Class A Common Stock. On August 5, 2020 and August 20, 2020, the Company invested an additional $100,000 and $50,000, respectively, for which the Company received 43,781 shares of NSURE Class A common stock. As of December 31, 2021, the investment balance is $1,350,000.

On February 10, 2020, the Company issued 46,667 shares of common stock to a third-party individual for the purpose of raising capital to fund the Company’s investment in NSURE, Inc. The Company received proceeds of $1,000,000 for the issuance of these common shares.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2021	December 31, 2020
Computer equipment	$72,110	$33,774
Office equipment and furniture	36,157	36,573
Leasehold Improvements	89,819	56,631
Property and equipment	198,086	126,978
Less: Accumulated depreciation	(67,727)	(47,815)
Property and equipment, net	$130,359	$79,163

Depreciation expense associated with property and equipment, as adjusted to reclassify certain software assets to intangibles, is included within depreciation and amortization in the Company’s consolidated statements of operations and is, $19,912 and $23,484 for the years ended December 31, 2021 and 2020, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2020 the Company reorganized its reporting structure into a single operating unit. All of the acquisitions made by the Company are in one industry insurance agencies. These agencies operate in a very similar economic and regulatory environment. The Company has one executive who is responsible for the operations of the insurance agencies. This executive reports directly to the Chief Financial Officer (“CFO”) on a quarterly basis. Additionally, the CFO who is responsible for the strategic direction of the Company reviews the operations of the collective insurance agency business as opposed to an office by office view. In accordance with guidance in ASC 350-20-35-45, all the Company’s goodwill will be reassigned to a single reporting unit.

For the year ended December 31, 2021 the Company assessed goodwill in accordance with ASC 350-20-35-3, analyzing the relevant qualitative factors. The Company noted that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount, thus determining that the two step goodwill impairment test was not required. Pursuant to the qualitative assessment, the Company concluded that goodwill was not impaired as of December 31, 2021.

The following table rolls forward the Company’s goodwill balance for the periods ending December 31, 2021 and 2020. As discussed in Note 2 - Prior Period Adjustments, a $(503,345) adjustment was identified for goodwill which impacts the closing December 31, 2019 balance in the same amount. Accordingly, the December 31, 2019 balance is adjusted in the following table from the originally reported balance of $8,548,608 to $8,045,263.

Goodwill
December 31, 2019	$8,045,263
Goodwill recognized in connection with UIS acquisition on August 17, 2020	$716,462
December 31, 2020	$8,761,725
Goodwill recognized in connection with Kush acquisition on May 1, 2021	$1,288,552
December 31, 2021	$10,050,277

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2021:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	3.5	$1,777,475	$(609,822)	$1,167,653
Internally developed software	4.7	595,351	(28,443)	566,908
Customer relationships	7.7	4,237,290	(1,048,726)	3,188,564
Purchased software	0.6	562,327	(452,985)	109,342
Video Production Assets	1.0	20,000	-	20,000
Non-competition agreements	2.9	3,504,809	(1,478,376)	2,026,433
		$10,697,252	$(3,618,352)	$7,078,900

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

Amortization expense, as adjusted for certain software reclassifications is, $1,587,401 and $1,296,475 for the years ended December 31, 2021 and 2020, respectively.

The following table reflects expected amortization expense as of December 31, 2021, for each of the following five years and thereafter:

Years ending December 31,	Amortization Expense
2022	$1,725,031
2023	1,586,574
2024	1,217,290
2025	853,046
2026	604,639
Thereafter	1,092,320
Total	$7,078,900

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Significant components of accounts payable and accrued liabilities were as follows:

	December 31, 2021	December 31, 2020

Accounts payable,	$547,117	$980,943
Accrued expenses	2,170,215	35,022
Accrued credit card payables	36,103	119,896
Other accrued liabilities	5,725	7,721
	$2,759,160	$1,143,582

NOTE 8. LONG-TERM DEBT

The composition of the long-term debt follows:

	December 31, 2021	December 31, 2020
Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, net of deferred financing costs of $14,606 and $16,825 as of December 31, 2021 and 2020, respectively	$485,317	$542,760
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, net of deferred financing costs of $17,626 and $20,181 as of December 31, 2021 and 2020, respectively	785,826	877,550
Oak Street Funding LLC Term Loan for the acquisition of SWMT, net of deferred financing costs of $11,027 and $13,080 as of December 31, 2021 and 2020, respectively	884,720	979,966
Oak Street Funding LLC Term Loan for the acquisition of FIS, net of deferred financing costs of $42,660 and $47,023 as of December 31, 2021 and 2020, respectively	2,226,628	2,465,410
Oak Street Funding LLC Term Loan for the acquisition of ABC, net of deferred financing costs of $48,609 and $54,203 as of December 31, 2021 and 2020, respectively	3,616,754	3,983,594
	7,999,245	8,849,280
Less: current portion	(913,920)	(963,450)
Long-term debt	$7,085,325	$7,885,830

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

During the year ended December 31, 2019 the Company entered in Credit Agreements with Oak Street on April 1, 2019, May 1, 2019 and September 5, 2019 whereby the Company borrowed a total amount of $7,912,000 from Oak Street under the Term Loans. The Term Loans are secured by certain assets of the Company. The borrowing rates under the Facility is a variable rate equal to Prime + 2.00% and matures 10 years from the closing date. The Company recorded debt issuance costs associated with the aforementioned loans in total of $181,125. Aggregated cumulative maturities of long-term obligations (including the Term Loan and the Facility), excluding deferred financing costs, as of December 31, 2021 are:

Fiscal year ending December 31,	Maturities of Long-Term Debt
2021	$913,919
2022	963,584
2023	1,015,030
2024	1,071,119
2025	1,129,340
Thereafter	3,040,781
Total	8,133,773
Less debt issuance costs	(134,528)
Total	$7,999,245

Loans Payable

Paycheck Protection Program

On April 4, 2020, the Company entered into a loan agreement with First Financial Bank for a loan of $673,700 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”). Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company used the entire loan amount for designated qualifying expenses and applied for forgiveness in accordance with the terms of the PPP. This loan was evidenced by a promissory note dated April 4, 2020 and matures two years from the disbursement date. This loan bears interest at a rate of 1.00% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing one year after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. This loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the loan. Upon the occurrence of an event of default, the lender may require immediate repayment of all amounts outstanding under the note. The principal and interest of the loan are repayable in 18 monthly equal installments of $37,913 each. Interest accrued in the first six months is included in the monthly installments. Installments must be paid on the 24th day of each month. In 2020, the Company repaid a total of $165,000 of principal on the loan. On November 17, 2020 the Company received notification from the SBA that the remaining PPP loan balance of $508,700 has been forgiven.

NOTE 9. SIGNIFICANT CUSTOMERS

Carriers representing 10% or more of total revenue are presented in the table below:

Insurance Carrier	December 31, 2021	December 31, 2020
BlueCross BlueShield	19%	25.1%
Priority Health	28%	25.5%

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

On November 5, 2021, Reliance Global Holdings, LLC, a related party, converted 1,167 shares of Series A Convertible Preferred Stock into 11,670 shares of common stock.

As of December 31, 2021 and 2020, there were 0 and 395,640 shares of Series A Convertible Preferred Stock issued and outstanding.

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

In February 2021, The Company issued 23,338 shares of common stock pursuant to software purchase, valued at $340,000.

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

In March 2021, the Company issued 15,000 shares of the Company’s common stock to a vendor for services valued at $91,050.

In May 2021, the Company issued 14,925 shares of common stock pursuant to the acquisition of the Kush Acquisition, valued at $50,000.

As of December 31, 2021 and December 31, 2020, there were 10,956,109 and 4,241,028 shares of Common Stock outstanding, respectively.

Stock Options

During the year ended December 31, 2019, the Company adopted the Reliance Global Group, Inc. 2019 Equity Incentive Plan (the “Plan”) under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants, and service providers. A total of 700,000 shares of common stock are reserved for issuance under the Plan. At December 31, 2021, there were 163,913 shares of common stock reserved for future awards under the Plan. The Company issues new shares of common stock from the shares reserved under the Plan upon exercise of options.

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

The following is a summary of the stock options granted, forfeited or expired, and exercised under the Plan for the years ended December 31, 2021 and 2020 respectively:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	233,917	$15.43	3.63	$-
Granted		-	-	-
Forfeited or expired	(70,004)	14.57	2.68	-
Exercised	-	-	-	-
Outstanding at December 31, 2021	163,913	$15.50	2.61	-

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	229,833	$15.43	3.87	$2,995,640
Granted	27,417	30.86	4.28	-
Forfeited or expired	(23,333)	33.43	4.23	-
Exercised	-	-	-	-
Outstanding at December 31, 2020	233,917	$15.43	3.63	-

The following is a summary of the Company’s non-vested stock options as of December 31, 2021 and 2020 respectively:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2020	159,542	$13.39	2.53
Granted	-	-	-
Vested	(49,732)	13.76	0.82
Forfeited or expired	(56,007)	14.57	2.68
Non-vested at December 31, 2021	53,803	$15.14	0.90

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2019	212,333	$15.43	4.30
Granted	27,417	30.86	4.28
Vested	(56,875)	13.39	2.53
Forfeited or expired	(23,333)	33.43	4.23
Non-vested at December 31, 2020	159,542	$13.39	2.53

For the period ended December 31, 2021, the Board did not approve any options to be issued pursuant to the Plan.

During the year ended December 31, 2020, the Board approved options to be issued pursuant to the Plan to a certain employee totaling 23,333 shares and another employee totaling 4,083. These options were granted with an exercise price greater than the market value of the common stock on the date of grant and have a contractual term of 5 years. The options vest ratably over a 4-year period through various dates in 2024 and remain subject to forfeiture if vesting conditions are not met. Compensation cost is recognized on a straight-line basis over the vesting period or requisite service period.

During the years ended December 31, 2021 and 2020, various employee terminations occurred resulting in option forfeitures of 70,004 and 23,333 respectively.

As of December 31, 2021, the Company determined that the options granted had a total fair value of $2,541,360, which will be amortized in future periods through February 2024. During the year ended December 31, 2021, the Company recognized $576,160 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of December 31, 2021, unrecognized compensation expense totaled $195,746 which will be recognized on a straight-line basis over the vesting period or requisite service period through February 2024.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on December 31, 2021. The market value as of December 31, 2021 was $6.44 based on the closing bid price for December 31, 2021.

As of December 31, 2020 the Company determined that the options granted had a total fair value of $3,386,156. During the year ended December 31, 2020, the Company recognized $1,304,401 of compensation expense relating to the stock options granted to employees, directors, service providers and consultants. As of December 31, 2020, unrecognized compensation expense totaled $1,034,381.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on December 31, 2020. The market values as of December 31, 2020 was $6.43 based on the closing bid price for December 31, 2020.

The Company estimated the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require the Company to make predictive assumptions regarding future stock price volatility, recipient exercise behavior, and dividend yield. The Company estimated the future stock price volatility using the historical volatility over the expected term of the option. The expected term of the options was computed by taking the mid-point between the vesting date and expiration date. The following assumptions were used in the Black-Scholes option-pricing model, not accounting for the Reverse Split:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Exercise price	$0.16 - $0.26	$0.16 - $0.39
Expected term	3.25 to 3.75 years	3.25 to 3.75 years
Risk-free interest rate	0.38% - 2.43%	0.26% - 2.43%
Estimated volatility	293.07% - 517.13%	293.07% - 517.13%
Expected dividend	-	-
Option price at valuation date	$0.12 - $0.27	$0.12 - $0.31

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

See Note 13 for warrant commitments.

Equity-based Compensation

In 2021, three employees received a signing bonus of shares of the Company’s common stock to be issued after the completion of a service period ranging from one to three years of service. The shares granted in 2021 were valued at $110,240. For the year ended December 31, 2021, compensation expense on these grants totaled $81,917.

Total stock compensation expense for the year ended December 31, 2021 and 2020 was $749,127 and $1,471,068, respectively

NOTE 11. EARNINGS (LOSS) PER SHARE

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding.

If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed. Similarly, if the Company has net income but its preferred dividend adjustment made in computing income available to common stockholders results in a net loss available to common stockholders, diluted EPS would be computed in the same manner as basic EPS. Accordingly, the outstanding Series A Convertible Preferred Stock is considered anti-dilutive in which 0 and 395,640 were issued and outstanding at December 31, 2021 and 2020, respectively. Series A Convertible Preferred Stock is convertible into common stock on a 10 for 1 basis. The outstanding stock options are considered anti-dilutive in which 163,913 and 233,917 were issued and outstanding at December 31, 2021 and 2020, respectively.

The calculations of basic and diluted EPS, are as follows:

	December 31, 2021	December 31, 2020
Basic and diluted loss per common share:
Net loss	$(21,098,465)	$(3,681,389)
Basic and diluted weighted average shares outstanding	10,097,052	4,183,625
Basic and diluted loss per common share:	$(2.09)	$(0.88)

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

In accordance with ASU 2016-02, right-of-use assets are amortized over the life of the underlying leases. Lease expense for the years ended December 31, 2021 and 2020 was $307,773 and $239,746 respectively. As of December 31, 2021, the weighted average remaining lease term and weighted average discount rate for the operating leases were 5.28 years and 5.83% respectively.

Future minimum lease payment under these operating leases consisted of the following:

Year ending December 31,	Operating Lease Obligations
2022	$330,737
2023	256,267
2024	172,690
2025	112,923
2026	113,736
Thereafter	268,196
Total undiscounted operating lease payments	1,254,549
Less: Imputed interest	(173,214)
Present value of operating lease liabilities	$1,081,335

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of December 31, 2021 and 2020. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Earn-out liabilities

The Company has recognized a number of earn-out liabilities resulting from contingent consideration provisions included in business combination agreements. Earn-out consideration is normally earned by acquirees when they meet or exceed pre-agreed upon earnings targets.

The following outlines changes to the Company’s earn-out liability balances inclusive of accumulated accretion for the respective years ended December 31, 2021 and 2020:

	CCS	Fortman	Montana	Altruis	Kush	Total
Ending balance December 31, 2020	$81,368	$432,655	$522,553	$1,894,842	$-	$2,931,418
Changes due to business combinations	-	-	-	-	1,694,166	1,694,166
Changes due to payments	-	-	-	(452,236)	-	(452,236)
Changes due to fair value adjustments	-	82,653	93,416	(449,738)	(4,433)	(278,102)
Changes due to write-offs	(81,368)	-	-	-	-	(81,368)
Ending balance December 31, 2021	$-	$515,308	$615,969	$992,868	$1,689,733	$3,813,878

	CCS	Fortman	Montana	Altruis	Kush	Total
Ending balance December 31, 2019	$-	$432,655	$522,553	$1,894,842	$-	$2,850,050
Changes due to business combinations	81,368	-	-	-	-	81,368
Changes due to payments	-	-	-	-	-	-
Changes due to fair value adjustments	-	-	-	-	-	-
Changes due to write-offs	-	-	-	-	-	-
Ending balance December 31, 2020	$81,368	$432,655	$522,553	$1,894,842	$-	$2,931,418

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

Warrant Commitment

On December 22, 2021 the Company entered into a securities purchase agreement with several institutional buyers for the purchase and sale of (i) warrants to purchase an aggregate of up to 9,779,952 shares of the Company’s common stock, par value $0.086 per share at an exercise price of $4.09 per share, (ii) an aggregate of 2,670,892 shares of Common Stock, and (iii) 9,076 shares of the Company’s newly-designated Series B convertible preferred stock, par value $0.086 per share, with a stated value of $1,000 per share, initially convertible into an aggregate of 2,219,084 shares of Common Stock at a conversion price of $4.09 per share in a private placement (the “Private Placement”). The aggregate purchase price for the Common Shares, the Preferred Shares and the Warrants is approximately $20,000,000. Refer to Note 16, Subsequent Events, for additional information.

By entering into the Private Placement on December 22, 2021, the Company entered into a commitment to issue the Common Shares, Preferred Shares and Series B Warrants on the Initial Closing Date for a fixed price and exercise price, as applicable. The commitment to issue Series B Warrants (the “Warrant Commitment”) represents a derivative financial instrument, other than an outstanding share, that, at inception, has both of the following characteristics: (i) embodies a conditional obligation indexed to the Company’s equity shares and (ii) may require the Company to settle the obligation by transferring assets. Under ASC 480, Distinguishing Liabilities from Equity, it is required to be initially measured and subsequently remeasured, at fair value as an asset or liability with changes in fair value recognized in earnings. The company classified the commitment to issue the warrants as a derivative liability because it represents a written option that does not qualify for equity accounting. An option pricing model was utilized to calculate the fair value of the Warrant Commitment. The Company recorded $17,652,808 of non-operating unrealized losses within the recognition and change in fair value of warrant commitment account on the consolidated statement of operations for the year ended December 31, 2021, related to initial recognition of the Warrant Commitment and subsequent changes in its fair value through December 31, 2021. A corresponding liability of $37,652,808 was recognized in the warrant commitment account on the Company’s consolidated balance sheet as of December 31, 2021. The Company recorded a subscription receivable for $20,000,000, equal to the gross proceeds from sale of the Common Shares and Preferred Shares, as an offset to equity within the consolidated balance sheet as of December 31, 2021.

NOTE 14. INCOME TAXES

The difference between the actual income tax rate versus the tax computed at the Federal Statutory rate follows:

	December 31, 2021	December 31, 2020
Federal rate	21.0%	21.0%
State net of federal	0.3%	2.5%
PPP loan forgiveness	0.0%	2.9%
Non-deductible acquired intangible assets	0.0%	15.0%
Return to provision	(0.1)%	0.0%
Rate Change	0.4%	0.0%
Valuation allowance	(21.6)%	(41.4)%
Effective income tax rate	0.0%	0.0%

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized benefits as a component income tax expense (benefit). The Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of December 31, 2021 and 2020.

Deferred income tax assets and (liabilities) consist of the following:

	December 31, 2021	December 31, 2020
Deferred tax assets (liabilities)
Net operating loss carryforward	$1,900,194	$1,415,227
Stock based compensation	725,546	540,086
Goodwill	(199,086)	(52,783)
Intangibles	459,441	225,434
Fixed assets	(56,691)	(37,976)
Right of use assets	(333,347)	(99,560)
Lease liabilities	337,671	101,000
Other	1,336	753
Total deferred tax assets	2,835,065	2,092,181
Valuation allowance	(2,835,065)	(2,092,181)
Net deferred tax assets	$-	$-

The Company has approximately $8,403,000 of Federal Net Operating Loss Carry forwards, of which $1.3 million will begin to expire beginning 2031 and $7.1 million will not expire but are limited to use of 80% of current year taxable income.

The Company has approximately $2,722,000 of state net operation loss carry forward to offset future taxable income in the states in which it currently operates. These carryforwards start expiring in 2029.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred, but we have not analyzed it at this time as the deferred tax asset is fully reserved. On March 27, 2020, the US government signed the Coronavirus Aid, Relief and Economic Security (CARES) Act into law, a $2 trillion relief package to provide support to individuals, businesses and government organizations during the COVID-19 pandemic. The income tax provisions contained in the CARES Act are not likely to have an impact for the Company.

During the year ended December 31, 2021 and 2020, the valuation allowance increased $742,884 and $1,533,006, respectively.

The tax periods ending December 31, 2018, 2019 and 2020 are open for examination.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company entered into a Loan Agreement with Reliance Global Holdings, LLC, a related party under common control. There is no term to the loan, and it bears no interest. Repayment will be made as the Company has business cash flows. The proceeds from the various loans were utilized to fund the acquisitions of USBA, EBS, CCS, SWMT Acquisition, Fortman , Altruis, and UIS.

As of December 31, 2021, and the 2020 the related party loan payable was $353,766 and $4,666,520 respectively.

At December 31, 2021 and 2020, Reliance Holdings owned approximately 33% and 26%, respectively, of the common stock of the Company.

NOTE 16. SUBSEQUENT EVENTS

On January 5, 2022, pursuant to the securities purchase agreement dated December 22, 2021, the Private Placement was closed. The Private Placement resulted in aggregate gross proceeds to the Company of approximately $20,000,000, before deducting placement agent fees and other offering expenses payable by the Company. The Warrants are exercisable upon issuance and will expire five years from the date of issuance. In connection with the Private Placement, the Company issued to the placement agent warrants to purchase 244,539 shares of the Company’s Common Stock at an exercise price of $4.09 per share (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Warrants issued in the Private Placement.

On January 10, 2022 the Company completed the acquisition of Medigap Health Insurance Company (“Medigap”) in an asset purchase transaction. Medigap is an insurance brokerage company headquartered in Florida, specializing in Medicare supplement insurance. Total consideration for Medigap was approximately $22,900,000, consisting of both cash and restricted common stock of Reliance Global Group. Additional details on the acquisition will be available in the Company’s Current Report on Form 8-K/A and Schedule 14C, to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation of Issuer

3.2	Bylaws of Issuer

3.3	Articles of Formation of Southwestern Montana Insurance Center, LLC

3.4	Certificate of Formation of Commercial Coverage Solutions LLC

3.5	Articles of Organization of Employee Benefits Solutions, LLC

3.6	Articles of Organization of Fortman Insurance Services, LLC

3.7	Articles of Organization of US Benefits Alliance, LLC

3.8	Articles of Incorporation for Altruis Benefits Corporation.

3.9	Articles of Incorporation for Kush Benefit Solutions, LLC.

3.10	Amendment to Certificate of Incorporation

3.11	Medigap Healthcare Insurance Agency LLC Formation and Assignment Documents (Attached hereto as Exhibit 3.11)

4.1	Form of Series C Warrant

4.2	Form of Series D Warrant

10.1	Securities Purchase Agreement with Nsure, Inc. dated February 19, 2020

10.2	Asset Purchase Agreement with JP Kush and Associates

10.3	Form of Securities Purchase Agreement

10.4	Form of Registration Rights Agreement

10.5	Form of Series B Warrant

10.6	Form of Certificate of Designation for Preferred Stock

10.7	Asset Purchase Agreement for Medigap

10.8	Form of Investor Exchange Agreement

10.9	Form of Medigap Exchange Agreement

14.1	Code of Ethics

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002

31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

99.1	Medigap Audited Financials

99.2	Medigap Pro Forma Financials

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

45

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this Form 10-K statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lakewood, State of New Jersey on March 31, 2022.

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

Signature	Title	Date

/s/ Ezra Beyman	Chief Executive Officer and Executive Chairman and Director	March 31, 2022
Ezra Beyman	(Principal Executive Officer)

/s/ Alex Blumenfrucht	Chief Financial Officer and Director	March 31, 2022
Alex Blumenfrucht	(Principal Financial Officer)

/s/ Joel Markovits	Chief Accounting Officer	March 31, 2022
Joel Markovits	(Principal Accounting Officer)

/s/ Sheldon Brickman	Director	March 31, 2022
Sheldon Brickman

/s/ Ben Fruchtzweig	Director	March 31, 2022
Ben Fruchtzweig

/s/ Scott Korman	Director	March 31, 2022
Scott Korman

46