Form 10-Q
period 2022-03-31
Reliance Global Group, Inc.
filed 2022-05-16
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

At May 16, 2022 the registrant had 11,337,109 shares of common stock, par value $0.086 per share, outstanding.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$5,491,407	$4,136,180
Restricted cash	484,351	484,542
Accounts receivable	1,173,383	1,024,831
Accounts receivable, related parties	1,642	7,131
Other receivables	7,336	-
Prepaid expense and other current assets	111,639	2,328,817
Total current assets	7,269,758	7,981,501
Property and equipment, net	147,140	130,359
Right-of-use assets	1,287,636	1,067,734
Investment in NSURE, Inc.	1,350,000	1,350,000
Intangibles, net	11,895,223	7,078,900
Goodwill	29,249,285	10,050,277
Other non-current assets	69,784	16,792
Total assets	$51,268,826	$27,675,563

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and other accrued liabilities	$1,043,117	$2,759,160
Chargeback reserve	1,585,435	-
Other payables	80,033	81,500
Current portion of long-term debt	918,073	913,920
Current portion of leases payable	434,045	276,009
Earn-out liability, current portion	3,774,411	3,297,855
Warrant commitment	-	37,652,808
Total current liabilities	7,835,114	44,981,252

Loans payable, related parties, less current portion	342,996	353,766
Long term debt, less current portion	6,860,467	7,085,325
Leases payable, less current portion	871,234	805,326
Earn-out liability, less current portion	446,538	516,023
Warrant liabilities	23,660,144	-
Total liabilities	40,016,493	53,741,692
Stockholders’ equity (deficit):
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 9,076 and 0 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	781	-
Common stock, $0.086 par value; 2,000,000,000 shares authorized and 11,337,109 and 10,956,109 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	973,593	940,829
Additional paid-in capital	34,396,104	26,451,187
Stock subscription receivable	-	(20,000,000)
Accumulated deficit	(24,118,145)	(33,458,145)
Total stockholders’ equity (deficit)	11,252,333	(26,066,129)
Total liabilities and stockholders’ equity	$51,268,826	$27,675,563

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	March 31, 2022	March 31, 2021
Revenue
Commission income	$4,235,781	$2,323,730
Total revenue	4,235,781	2,323,730

Operating expenses
Commission expense	904,156	529,472
Salaries and wages	2,082,175	918,545
General and administrative expenses	2,453,070	1,004,401
Marketing and advertising	587,022	23,079
Depreciation and amortization	607,525	333,088
Total operating expenses	6,633,948	2,808,585

Loss from operations	(2,398,167)	(484,855)

Other income (expense)
Other expense, net	(107,797)	(129,071)
Recognition and change in fair value of warrant liabilities	11,845,964	-
Total other income (expense)	11,738,167	(129,071)

Net income (loss)	$9,340,000	$(613,926)

Basic earnings (loss) per share	$0.13	$(0.08)
Diluted earnings (loss) per share	$(0.42)	$(0.08)
Weighted average number of shares outstanding - Basic	18,225,241	7,542,377
Weighted average number of shares outstanding - Diluted	23,599,275	7,542,377

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2021	-	$-	10,956,109	$940,829	-	$-	$26,451,187	$(20,000,000)	$(33,458,145)	$(26,066,129)

Share based compensation	-	-	-	-	-	-	739,960	-	-	739,960

Shares issued due to private placement	9,076	781	2,670,892	229,694	-	-	(230,424)	20,000,000	-	20,000,051

Shares issued pursuant to acquisition of Medigap	-	-	606,037	52,119	-	-	4,711,332	-	-	4,763,451

Exercise of Series A warrants	-	-	375,000	32,250	-	-	2,442,750	-	-	2,475,000

Issuance of prefunded Series C Warrants in exchange for common shares	-	-	(3,276,929)	(281,815)	-	-	281,815	-	-	-

Shares issued for vested stock awards	-	-	6,000	516	-	-	(516)	-	-	-

Net Income	-	-	-	-	-	-	-	-	9,340,000	9,340,000

Balance, March 31, 2022	9,076	$781	11,337,109	$973,593	-	$-	$34,396,104	$-	$(24,118,145)	$11,252,333

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in capital	Deficit	Total

Balance, December 31, 2020	395,640	$33,912	4,241,028	$363,517	23,341	$340,000	$11,559,239	$(12,359,680)	$(63,012)

Share based compensation	-	-	-	-	-	-	246,966	-	246,966

Shares issued for services	-	-	15,000	1,290	-	-	89,760	-	91,050

Shares issued due to public offering, net of offering costs of $1,672,852	-	-	1,800,000	154,800	-	-	8,954,348	-	9,109,148

Over-allotment shares from offering, net of offering costs of $250,928	-	-	270,000	23,220	-	-	1,343,153	-	1,366,373

Warrants sold during public offering at quoted price	-	-	-		-	-	20,700	-	20,700

Shares issued due to conversion of preferred stock	(394,493)	(33,812)	3,944,930	339,264	-	-	(305,452)	-	-

Shares issued due to conversion of debt	-	-	633,333	54,467	-	-	3,745,533	-	3,800,000

Rounding shares related to initial public offering	-	-	1,885		(3)	-	-	-	-

Shares issued pursuant to software purchase	-	-	23,338	1,984	(23,338)	(340,000)	338,016	-	0

Net loss	-	-	-	-	-	-	-	(613,926)	(613,926)

Balance, March 31, 2021	1,147	$100	10,929,514	$938,542	-	$-	$25,992,263	$(12,973,606)	$13,957,299

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income (loss)	$9,340,000	$(613,926)
Adjustment to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	607,528	333,087
Amortization of debt issuance costs and accretion of debt discount	6,467	5,722
Non-cash lease expense	4,042	(4,704)
Stock compensation expense	739,960	352,299
Earn-out fair value and write-off adjustments	407,071	-
Recognition and change in fair value of warrant liabilities	(11,845,964)	-
Change in operating assets and liabilities:
Accounts payables and other accrued liabilities	(1,715,666)	(893,505)
Accounts receivable	(148,552)	181,556
Accounts receivable, related parties	5,489	(7,131)
Other receivables	(7,336)	-
Other payables	(1,467)	-
Charge back reserve	100,962
Other non-current assets	(52,992)	-
Prepaid expense and other current assets	2,217,178	-
Net cash used in operating activities	(343,280)	(646,602)

Cash flows from investing activities:
Purchase of property and equipment	(4,108)	-
Acquisition of business, net of cash acquired	(18,138,750)	-
Purchase of intangibles	(249,235)	-
Net cash used in investing activities	(18,392,093)	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Cash flows from financing activities:
Principal repayments of debt	(227,172)	(213,994)
Proceeds from loans payable, related parties	-	177,824
Payments of loans payable, related parties	(10,770)	(310,771)
Proceeds from exercise of warrants into common stock	2,475,000	-
Net proceeds from private placement issuance of shares and warrants	17,853,351	-
Issuance of common stock	-	10,481,938
Net cash provided by financing activities	20,090,409	10,134,997

Net increase in cash and restricted cash	1,355,036	9,488,395
Cash and restricted cash at beginning of period	4,620,722	529,581
Cash and restricted cash at end of period	$5,975,758	$10,017,976

Supplemental disclosure of cash and non-cash investing and financing transactions:
Issuance of Series D Warrants	$6,930,335	$-
Issuance of placement agent warrants	$1,525,923	-
Conversion of common stock into Series C Warrants	$281,815	$-
Conversion of preferred stock into common stock	$-	$339,264
Cash paid for interest	$105,447	$116,830
Conversion of debt into equity	$-	$3,800,000
Common stock issued pursuant to acquisition	$4,763,451	$-
Common stock issued in lieu of services	$-	$91,050
Issuance of common stock pursuant to the purchase of software	$-	$340,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

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

On May 1, 2021, the Company acquired J.P. Kush and Associates, Inc. (“Kush”), an independent healthcare insurance agency (See Note 3).

On January 10, 2022, the Company acquired Medigap Healthcare Insurance Company, LLC (“Medigap”), an independent healthcare agency (see Note 3)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements include the accounting of Reliance Global Group, Inc., and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K.

Liquidity

As of March 31, 2022, the Company’s reported cash and restricted cash aggregated balance was approximately $5,976,000, current assets were approximately $7,270,000, while current liabilities were approximately $7,835,000. As of March 31, 2022, the Company had a working capital deficit of approximately $565,000 and stockholders’ equity of approximately $11,252,000. For the three months ended March 31, 2022, the Company reported loss from operations of approximately $2,398,000, a non-cash, non-operating gain on the recognition and change in fair value of warrant liabilities of approximately $11,846,000, resulting in an overall net income of approximately $9,340,000. The Company reported negative cash flows from operations of approximately $343,000. The Company completed a capital offering in January 2022 that raised net proceeds of approximately $17,853,352. Management believes the company’s financial position and its ability to raise capital to be reasonable and sufficient, providing ample liquidity for the foreseeable future.

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

The reconciliation of cash and restricted cash reported within the applicable balance sheet accounts that sum to the total of cash and restricted cash presented in the statement of cash flows is as follows:

	March 31, 2022	March 31, 2021
Cash	$5,491,407	$9,432,070
Restricted cash	484,351	585,906
Total cash and restricted cash	$5,975,758	$10,017,976

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

As of March 31, 2022 and December 31, 2021 respectively, the Company’s balance sheet includes certain financial instruments, including cash, notes receivables, accounts payable, and short and long-term debt. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amounts of long-term debt approximate their fair value as the variable interest rates are based on a market index.

The Company’s Warrant Commitment and warrant liabilities (“Warrant Liabilities”) (see Note 13, Commitments and Contingencies) represent liability-classified derivative financial instruments recorded at fair value on a recurring basis. The fair value includes significant inputs unobservable in the market and thus are considered Level 3. The Company measures fair value of Warrant Liabilities at issuance date and subsequently at the balance sheet date, using a binomial option pricing model. The significant inputs used in estimating fair value include the fair value of the underlying stock, expected term, risk free interest rate, and expected volatility, as follows:

	March 31, 2022	December 31, 2021
Stock price	$4.31	$6.44
Volatility	90%	90%
Time to expiry	5	5
Dividend yield	0%	0%
Risk free rate	2.4%	1.10%

The following reconciles the fair values of the liability classified warrants:

	March 31, 2022
	Series B Warrant Commitment	Series B warrant liabilities	Placement agent warrants	Total
Beginning balance	$37,652,808	$-	$-	$37,652,808
Initial recognition	-	55,061,119	1,525,923	56,587,042
Unrealized (gain) loss	17,408,311	(31,980,437)	(946,461)	(15,518,587)
Warrants exercised or transferred	(55,061,119)			(55,061,119)
Ending balance	$-	$23,080,682	$579,462	$23,660,144

	December 31, 2021
	Series B Warrant Commitment	Total
Beginning balance	$-	$-
Initial recognition	20,244,497	20,244,497
Unrealized (gain) loss	17,408,311	17,408,311
Warrants exercised or transferred	-	-
Ending balance	$37,652,808	$37,652,808

The Company’s contingent accrued earn-out business acquisition consideration liabilities are considered Level 3 fair value liability instruments requiring period fair value assessments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are unobservable in the market, they are categorized as Level 3.

As of March 31, 2022 and December 31, 2021 respectively, the earn-out liability account balance as reported in the condensed consolidated balance sheets is $4,220,949 and $3,813,878. At March 31, 2022 and December 31, 2021, the current portion of the earn-out liability is $3,774,411 and $3,297,855, respectively, and the non-current earn out liability, net of current portion was $446,538 and $516,023, respectively. In fair valuing these instruments, the income valuation approach is applied and key valuation inputs include contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. Undiscounted remaining earn out payments are approximately $4,345,000 as of March 31, 2022.

For the Company’s earn-out liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the period ended March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Beginning balance - January 1	$3,813,878	$2,931,418

Acquisitions and Settlements:	-	-
JP Kush Acquisition	-	1,694,166
CCS Write-off	-	(81,368)
Altruis partial settlement	-	(452,236)
	-	-
Period adjustments:
Fair value changes and accretion included in earnings*	407,071	(278,102)

Ending balance	$4,220,949	$3,813,878

*	Recorded as a reduction to general and administrative expenses

Quantitative Information about Level 3 Fair Value Measurements

Significant unobservable inputs used in the earn-out fair value measurements of the Company’s contingent consideration liabilities designated as Level 3 are as follows:

	March 31, 2022	December 31, 2021
Fair value	$4,220,949	$3,813,878
Valuation technique	Discounted cash flow	Discounted cash flow
Significant unobservable input	Projected revenue and probability of achievement	Projected revenue and probability of achievement

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of March 31, 2022 and December 31, 2021, unamortized deferred financing costs were $129,791, and $134,528, respectively and are netted against the related debt.

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

The Company’s financial instruments consist of derivatives related to the warrants issued with the securities purchase agreement as discussed in Note 9, Warrant Liabilities. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. Upon the determination that an instrument is no longer subject to derivative accounting, the fair value of the derivative instrument at the date of such determination will be reclassified to paid in capital.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers which at its core, recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

The Company’s revenue is primarily comprised of agency commissions earned from insurance carriers (the “Customer” or “Carrier”) related to insurance plans produced through brokering, producing and servicing agreements between insurance carriers and members. The Company defines a “Member” as an individual, family or entity currently covered or seeking insurance coverage.

The Company focuses primarily on agency services for insurance products in the “Healthcare” and property and casualty, which includes auto (collectively “P&C”) space, with nominal activity in the life insurance and bond sectors. Healthcare includes plans for individuals and families, Medicare supplements, ancillary and small businesses. The Company also earns revenue in the “Insurance Marketing” space as discussed further below.

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

Insurance Marketing revenue recognition:

Medigap, a consolidated wholly owned subsidiary of the Company earns commission revenue by selling bound insurance policies with all renewal rights to insurance marketing organizations (the “IM Customer”). The IM Customers utilize innovative actuarial models to value and price policies purchased based on future projections. IM Customers pay a one-time commission per policy purchased to selling agencies based on a pre-agreed formula outlined in the parties’ contractual agreement. Commission payments are subject to chargeback in the event a policy is cancelled or lapses within 3 months of a policy’s effective date or until the first three payments are received from the insured party, depending on the IM Customer Contract.

The Company identifies a contract when it has a binding agreement to sell issued insurance policies to the IM Customer.

There is one performance obligation in IM Customer contracts, to sell the rights in Company procured issued insurance policies to the IM Customer. The performance obligation is satisfied when the rights to an issued policy have been transferred to the IM Customer.

Transaction price is stated in a contract and is a set range of commission amounts based on each policy sold. There are two variable components to consideration received:

a)	Commissions are only earned once a policy is “Placed”, defined as, an active policy sold to the IM Customer where the IM Customer has received the initial insurance carrier payment with respect to such policy. The Company requires end-user insured parties to pay the initial premium to the insurance carrier upon issuance of a policy. Insurance carrier in turn pays IM Customer its initial payment soon thereafter. Thus, upon sale of an issued policy to IM Customer, the Company has provided a bound issued policy and ensured first premium payment has been completed by insured party. This results in virtual assurance that the IM Customer will receive its initial insurance carrier payment, and it is more than probable that a significant revenue reversal will not occur. The Company thus considers all policies sold to the IM Customer to be Placed for revenue recognition purposes.

b)	Commission revenue is subject to chargeback in full if a policy is cancelled or lapses within three months from the policy effective date or if the insured party does not make the first three payments of the policy. The Company uses historical activity as well as current factors to estimate the unconstrained variable consideration for recognition per the expected value method. A chargeback reserve liability is credited for the difference between cash consideration received and variable consideration recognized. At each reporting period, the Company remeasures the chargeback reserve liability and recognizes any change as an increase or decrease to the then current period revenue. As of March 31, 2022 and December 31, 2021, the chargeback reserve liability was $1,585,435 and $0, respectively.

With one performance obligation, allocation of transaction price is normally not necessary.

The Company recognizes revenue at a point in time when it satisfies its performance obligation and control of an insurance policy transfers to the IM Customer. Transfer of control occurs when the Company submits the Policy to the IM Customer.

IM Customers generally pay the Company weekly, and accruals are recorded as necessary at period end.

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

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Three Months ended March 31, 2022	Medical/Life	Property and Casualty	Total
Regular
EBS	$221,184	$-	$221,184
USBA	13,587	-	13,587
CCS/UIS	-	43,881	43,881
Montana	506,721	-	506,721
Fortman	332,600	197,260	529,860
Altruis	1,304,872	-	1,304,872
Kush	438,591	-	438,591
Medigap	1,177,085	-	1,177,085
	$3,994,640	$241,141	$4,235,781

Three Months ended March 31, 2021	Medical/Life	Property and Casualty	Contingent commission	Total
Regular
EBS	208,994	-		208,994
USBA	12,225	-		12,225
CCS/UIS	-	88,818		88,818
Montana	535,116	-		535,116
Fortman	249,801	207,772		457,573
Altruis	1,021,004	-		1,021,004
	2,027,140	296,590	-	2,323,730

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The fair value of the stock-based payments to nonemployees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date unless there is a contractual term for services in which case such compensation would be amortized over the contractual term. As the Reliance Global Group, Inc. Equity Incentive Plan 2019 was adopted in January of 2019, the Company lacks the historical basis to estimate forfeitures and will recognize forfeitures as they occur.

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

The Company is the lessee in a contract when the Company obtains the right to use an asset. We currently lease real estate and office space under non-cancelable operating lease agreements. When applicable, consideration in a contract is allocated between lease and non-lease components. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of March 31, 2021, or 2020. Operating leases are included in the line items right-of-use assets, current portion of leases payable, and leases payable, less current portion in the condensed consolidated balance sheets. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheet and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations. The Company determines a lease’s term by agreement with lessor and includes lease extension options and variable lease payments when option and/or variable payments are reasonably certain of being exercised or paid.

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

Prior Period Adjustments

During the June 30, 2021 quarterly financial reporting close process, the Company identified certain immaterial adjustments impacting the prior reporting period. Specifically, the Company identified adjustments to correct asset, liability and equity accounts in relation to historical purchase price allocation accounting, adjustments to true up accounts receivable and retained earnings for certain historical accrued revenues and true up the common stock issuable account.

The Company has also separately reclassified its purchase software from property, plant and equipment to intangible assets which had no impact on the condensed consolidated statement of operations.

The Company assessed the materiality of the adjustments to prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. (SAB) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and ASC 250, Accounting Changes and Error Corrections.

Accordingly, the Company’s comparative condensed consolidated financial statements and impacted notes have been revised from amounts previously reported to reflect these adjustments. The following table illustrates the impact on previously reported amounts and adjusted balances presented in the condensed consolidated financial statements for the period ended March 31, 2022.

Account	3/31/2021 As reported	Adjustment	3/31/2021 Adjusted
Earn-out liability-Closing balance as of December 31, 2020	2,631,418	300,000	2,931,418
Goodwill-Closing balance as of December 31, 2020	9,265,070	(503,345)	8,761,725
Common stock issuable-Closing balance as of December 31, 2020	822,116	(482,116)	340,000
Additional paid-in-capital-Closing balance as of December 31, 2020	11,377,123	182,116	11,559,239
Accumulated Deficit-Closing balance as of December 31, 2020	(12,482,281)	122,601	(12,359,680)
Common stock issuable	482,116	(482,116)	-
Accumulated Deficit	(13,123,609)	150,003	(12,973,606)
Additional paid-in-capital	25,810,147	182,116	25,992,263
Commission income	2,296,328	27,402	2,323,730
Total Revenue	2,296,328	27,402	2,323,730
Net Loss	(641,328)	27,402	(613,926)
EPS	(0.09)	(0.01)	(0.08)

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the general principles in Topic 740 and simplifies other areas of the existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this pronouncement January 1, 2021 which did not have a material effect on the condensed consolidated financial statements.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2020-06 on January 1, 2022, which did not have a material impact on the condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to require an acquirer to, at the date of acquisition, recognize and measure contract assets and contract liabilities acquired in accordance with ASU 2014-9, Revenue from Contracts with Customers (Topic 606) as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022 with early adoption permitted. The Company elected to early adopt ASU 2021-08 as of January 1, 2022, which did not have a material impact on the condensed consolidated financial statements.

NOTE 3. STRATEGIC INVESTMENTS AND BUSINESS COMBINATIONS

As of March 31, 2022, we have acquired nine insurance brokerages (see table below), including both acquisitions of affiliated companies (i.e., owned by Reliance Holdings before the acquisition) and unaffiliated companies. As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

Acquired	Date	Location	Line of Business	Status
U.S. Benefits Alliance, LLC (USBA)	October 24, 2018	Michigan	Health Insurance	Affiliated

Employee Benefit Solutions, LLC (EBS)	October 24, 2018	Michigan	Health Insurance	Affiliated

Commercial Solutions of Insurance Agency, LLC (CCS or Commercial Solutions)	December 1, 2018	New Jersey	P&C – Trucking Industry	Unaffiliated

Southwestern Montana Insurance Center, Inc. (Southwestern Montana or Montana)	April 1, 2019	Montana	Group Health Insurance	Unaffiliated

Fortman Insurance Agency, LLC (Fortman or Fortman Insurance)	May 1, 2019	Ohio	P&C and Health Insurance	Unaffiliated

Altruis Benefits Consultants, Inc. (Altruis)	September 1, 2019	Michigan	Health Insurance	Unaffiliated

UIS Agency, LLC (UIS)	August 17, 2020	New York	Health Insurance	Unaffiliated

J.P. Kush and Associates, Inc. (Kush)	May 1, 2021	Michigan	Health Insurance	Unaffiliated

Medigap Healthcare Insurance Company, LLC (Medigap)	January 10, 2022	Florida	Health Insurance	Unaffiliated

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
	$3,644,166

Goodwill of $1,288,552 arising from the Kush Acquisition consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the Kush Acquisition is currently expected to be deductible for income tax purposes. Total acquisition costs for the Kush Acquisition incurred were $58,092 recorded as a component of General and administrative expenses. The approximate revenue and net profit for the acquired business as a standalone entity per ASC 805 from January 1, 2021 to April 30, 2021 was $500,000 and $219,097, respectively.

Pro Forma Information

The results of operations of J.P. Kush and Associates, Inc. will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental approximate pro forma combined financial information assumes that the acquisition had occurred at the beginning of the three months ended March 31, 2021:

March 31,
2021
Revenue	$2,695,843
Net Income (Loss)	$(450,868)
Earnings (Loss) per common share, basic	$(0.06)
Earnings (Loss) per common share, diluted	$(0.06)

Medigap Healthcare Insurance Company, LLC Transaction

On January 10, 2022, the Company completed the acquisition of all assets of Medigap Healthcare Insurance Company, LLC (“Medigap”) pursuant to which the Company purchased all of the assets of Medigap for a purchase price in the amount of $20,096,250 consisting of payment to Medigap of (i) $18,138,750 in cash and (ii) issuing to seller 606,037 shares of the Company’s restricted common stock in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The purchase price is subject to post-closing adjustment to reconcile certain pre-closing credits and liabilities of the parties. The shares issued to Medigap as part of the purchase price are subject to lock up arrangements pursuant to which 50% of those shares may be sold after the one-year anniversary of the date of Closing the APA and the balance of the shares after the second-year anniversary of the date of closing under the APA.

The acquisition of Medigap was accounted for as a business combination in accordance with the acquisition method pursuant to FASB Topic No. 805, Business Combination (ASC 805). Accordingly, the total purchase consideration was allocated to the assets acquired, and liabilities assumed based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The preliminary allocation of the purchase price in connection with the acquisition of Medigap was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Property, plant and equipment	$20,666	5
Right-of-use asset	317,787
Trade names	340,000	15
Customer relationships	4,550,000	12
Technology	67,000	3
Backlog	210,000	1
Chargeback reserve	(1,484,473)
Lease liability	(317,787)
Goodwill	19,199,008	Indefinite
	$22,902,201

Trade name was measured at fair value using the relief-from-royalty method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue from the trade name, a pre-tax royalty rate of 0.5% and a discount rate of 11.0%.

Customer relationships were measured at fair value using the multiple-period excess earnings method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue and costs associated with existing customers, and a discount rate of 11.0%.

Technology was measured at fair value using the cost replacement method of the cost approach. Significant inputs used to measure the fair value include an estimate of cost to replace, an obsolescence rate of 40.3%.

The value assigned to backlog acquired was estimated based upon the contractual nature of the backlog as of the acquisition date, using the income approach to discount back to present value the cash flows attributable to the backlog, using a discount rate of 11.0%.

Goodwill of $19,199,008 arising from the acquisition of Medigap consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the acquisition of Medigap is currently expected to be deductible for income tax purposes. Total acquisition costs for the acquisition of Medigap incurred were $94,065 recorded as a component of General and administrative expenses.

The approximate revenue and net profit or loss for the acquired business as a standalone entity per ASC 805 from January 10, 2022 to March 31, 2022 was $1,177,000 and a loss of $148,000, respectively.

Pro Forma Information

The results of operations of Medigap will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental pro forma approximate combined financial information assumes that the acquisition had occurred at the beginning of the three months ended March 31, 2022 and 2021:

	March 31,	March 31,
	2022	2021
Revenue	$4,659,451	$3,602,106
Net Income (Loss)	$9,355,584	$(566,903)
Earnings (Loss) per common share, basic	$0.51	$(0.08)
Earnings (Loss) per common share, diluted	$0.12	$(0.08)

NOTE 4. INVESTMENT IN NSURE, INC.

On February 19, 2020, the Company entered into a securities purchase agreement with NSURE, Inc. (“NSURE”) whereas the Company may invest up to an aggregate of $20,000,000 in NSURE which will be funded with three tranches. In exchange, the Company will receive a total of 5,837,462 shares of NSURE’s Class A Common Stock, which represents 35% of the outstanding shares. The first tranche of $1,000,000 was paid immediately upon execution of the agreement. As a result of the first tranche, the Company received 291,873 shares of NSURE’s Class A Common Stock. The second tranche of $3,000,000 and third tranche of $16,000,000 have not occurred as of March 31, 2022. The Company will use the cost method of acquisition for the initial recognition method of this investment. Once the Company determines that it can exercise significant influence over NSURE, it will begin to account for its investment under the equity method. On June 1, 2020, the Company invested an additional $200,000 and received 58,375 shares of NSURE Class A Common Stock. On August 5, 2020 and August 20, 2020, the Company invested an additional $100,000 and $50,000, respectively, for which the Company received 43,781 shares of NSURE Class A common stock. As of March 31, 2022, the investment balance is $1,350,000.

On February 10, 2020, the Company issued 46,667 shares of common stock to a third-party individual for the purpose of raising capital to fund the Company’s investment in NSURE, Inc. The Company received proceeds of $1,000,000 for the issuance of these common shares.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2022	December 31, 2021
Computer equipment	$79,379	$72,110
Office equipment and furniture	48,616	36,157
Leasehold Improvements	94,486	89,819
Property and equipment	222,481	198,086
Less: Accumulated depreciation	(75,341)	(67,727)
Property and equipment, net	$147,140	$130,359

Depreciation expense associated with property and equipment, as adjusted to reclassify certain software assets to intangibles, is included within depreciation and amortization in the Company’s condensed consolidated statements of operations and is, $7,614 and $2,658 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2020 the Company reorganized its reporting structure into a single operating unit. All of the acquisitions made by the Company are in one industry insurance agencies. These agencies operate in a very similar economic and regulatory environment. The Company has one executive who is responsible for the operations of the insurance agencies. This executive reports directly to the Chief Financial Officer (“CFO”) on a quarterly basis. Additionally, the CFO who is responsible for the strategic direction of the Company reviews the operations of the collective insurance agency business as opposed to an office-by-office view. In accordance with guidance in ASC 350-20-35-45, all the Company’s goodwill will be reassigned to a single reporting unit.

For the year ended December 31, 2021 the Company assessed goodwill in accordance with ASC 350-20-35-3, analyzing the relevant qualitative factors. The Company noted that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount, thus determining that the two-step goodwill impairment test was not required. Pursuant to the qualitative assessment, the Company concluded that goodwill was not impaired and this conclusion remains reasonable as of March 31, 2022.

The following table rolls forward the Company’s goodwill balance for the periods ending March 31, 2022 and December 31, 2021. As discussed in Note 2 - Prior Period Adjustments, a $(503,345) adjustment was identified for goodwill which impacted the closing December 31, 2020 balance in the same amount. Accordingly, the December 31, 2020 balance is adjusted in the following table from the originally reported balance of $9,265,070 to $8,761,725.

Goodwill
December 31, 2020	$8,761,725
Goodwill recognized in connection with Kush acquisition on May 1, 2021	$1,288,552
December 31, 2021	$10,050,277
Goodwill recognized in connection with Medigap acquisition on January 10, 2022	$19,199,008
March 31, 2022	$29,249,285

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of March 31, 2022:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	5.1	$2,117,475	$(701,666)	$1,415,809
Internally developed software	4.4	881,586	(67,682)	813,904
Customer relationships	9.7	8,787,290	(1,239,562)	7,547,728
Purchased software	0.3	562,327	(499,846)	62,481
Video Production Assets	0.8	50,000	(9,863)	40,137
Non-competition agreements	2.6	3,504,809	(1,653,617)	1,851,192
Contracts Backlog	0.8	210,000	(46,028)	163,972
		$16,113,487	$(4,218,264)	$11,895,223

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

Amortization expense, as adjusted for certain software reclassifications is, $599,911 and $283,569 for the three months ended March 31, 2022 and 2021, respectively.

The following table reflects expected amortization expense as of March 31, 2022, for each of the following five years and thereafter:

Years ending December 31,	Amortization Expense
2022 (remainder of year)	$1,823,253
2023	2,064,243
2024	1,771,983
2025	1,325,184
2026	1,064,552
Thereafter	3,846,008
Total	$11,895,223

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Significant components of accounts payable and accrued liabilities were as follows:

	March 31, 2022	December 31, 2021

Accounts payable,	$824,129	$547,117
Accrued expenses	116,619	2,170,215
Accrued credit card payables	75,459	36,103
Other accrued liabilities	26,910	5,725
	$1,043,117	$2,759,160

NOTE 8. LONG-TERM DEBT

The composition of the long-term debt follows:

	March 31, 2022	December 31, 2021

Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, net of deferred financing costs of $14,051 and $14,606 as of March 31, 2022 and December 31, 2021, respectively	$470,249	$485,317
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, net of deferred financing costs of $16,988 and $17,626 as of March 31, 2022 and December 31, 2021, respectively	762,051	785,826
Oak Street Funding LLC Term Loan for the acquisition of SWMT, net of deferred financing costs of $10,556 and $11,027 as of March 31, 2022 and December 31, 2021, respectively	859,892	884,720
Oak Street Funding LLC Term Loan for the acquisition of FIS, net of deferred financing costs of $41,206 and $42,660 as of March 31, 2022 and December 31, 2021, respectively	2,164,855	2,226,628
Oak Street Funding LLC Term Loan for the acquisition of ABC, net of deferred financing costs of $46,989 and $48,609 as of March 31, 2022 and December 31, 2021, respectively	3,521,493	3,616,754
	7,778,540	7,999,245
Less: current portion	(918,073)	(913,920)
Long-term debt	$6,860,467	$7,085,325

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

During the year ended December 31, 2019 the Company entered in Credit Agreements with Oak Street on April 1, 2019, May 1, 2019 and September 5, 2019 whereby the Company borrowed a total amount of $7,912,000 from Oak Street under the Term Loans. The Term Loans are secured by certain assets of the Company. The borrowing rates under the Facility is a variable rate equal to Prime + 2.00% and matures 10 years from the closing date. The Company recorded debt issuance costs associated with the aforementioned loans in total of $181,125. Aggregated cumulative maturities of long-term obligations (including the Term Loan and the Facility), excluding deferred financing costs, as of March 31, 2022 are:

Fiscal year ending December 31,	Maturities of Long-Term Debt
2022 (remainder of year)	$682,348
2023	957,233
2024	1,010,835
2025	1,069,437
2026	1,130,416
Thereafter	3,058,062
Total	7,908,331
Less debt issuance costs	(129,791)
Total	$7,778,540

NOTE 9. Warrant Liabilities

Series B Warrants

On December 22, 2021 the Company entered into a securities purchase agreement with several institutional buyers for the purchase and sale of (i) warrants to purchase an aggregate of up to 9,779,952 shares of the Company’s common stock, par value $0.086 per share at an exercise price of $4.09 per share, (ii) an aggregate of 2,670,892 shares of Common Stock, and (iii) 9,076 shares of the Company’s newly-designated Series B convertible preferred stock, par value $0.086 per share, with a stated value of $1,000 per share, initially convertible into an aggregate of 2,219,084 shares of Common Stock at a conversion price of $4.09 per share, each a freestanding financial instrument, (the “Private Placement”). The aggregate purchase price for the Common Shares, the Preferred Shares and the Warrants is approximately $20,000,000.

By entering into the Private Placement on December 22, 2021, the Company entered into a commitment to issue the Common Shares, Preferred Shares and Series B Warrants on the Initial Closing Date for a fixed price and exercise price, as applicable. The commitment to issue Series B Warrants (the “Warrant Commitment”) represents a derivative financial instrument, other than an outstanding share, that, at inception, has both of the following characteristics: (i) embodies a conditional obligation indexed to the Company’s equity. The Company classified the commitment to issue the warrants as a derivative liability because it represents a written option that does not qualify for equity accounting The Company initially measured the derivative liability at its fair value and will subsequently remeasure the derivative liability, at fair value with changes in fair value recognized in earnings. An option pricing model was utilized to calculate the fair value of the Warrant Commitment. The Company initially recorded $17,652,808 of non-operating unrealized losses within the recognition and change in fair value of warrant liabilities account for the year ended December 31,2021. The Private Placement closed on January 4, 2022, at which time the Company remeasured the derivative liability for the warrants issued in the transaction. The Company recognized $14,572,126 of non-operating unrealized gains within the recognition and change in fair value of warrant liabilities account on the condensed consolidated statement of operations for the three months ended March 31, 2022, related to the subsequent changes in its fair value through March 31, 2022. A corresponding derivative liability of $23,080,682 is included on Company’s condensed consolidated balance sheet as of March 31, 2022. The closing of the Private Placement settled the subscription receivable reported on the Company’s balance sheet as of December 31, 2021.

Placement Agent Warrants

In connection with the Private Placement, the Company issued 244,539 warrants to the placement agent for the Private Placement. The warrants were issued as compensation for the placement agent’s services. The Placement Agent Warrants are: (i) exercisable on any day after the six (6) month anniversary of the issue date, (ii) expire five years after the closing of the Private Placement, and (iii) exercisable at $4.09 per share. The Placement Agent Warrants contain terms that may require the Company to transfer assets to settle the warrants. Therefore, the Placement Agent Warrants are classified as a derivative liability measured at fair value of $1,525,923 on the date of issuance and will be remeasured each accounting period with the changes in fair value reported in earnings. The Placement Agent Warrants are considered financing expense fees paid to the Placement Agent. Since the financing expenses relate to a derivative liability measured at fair value, this financing expense of $1,525,923, along with non-operating unrealized gains of $946,461, were included in the recognition and change in fair value of warrant liabilities account on the condensed consolidated statement of operations for the three months ended March 31, 2022, A corresponding derivative liability of $579,463 is included on Company’s condensed consolidated balance sheet as of March 31, 2022.

NOTE 10. SIGNIFICANT CUSTOMERS

Customers and IM Customers representing 10% or more of total revenue are presented in the table below:

	For the three months ended March 31,
Insurance Carrier	2022	2021
BlueCross BlueShield	10%	22%
Priority Health	30%	35%
LTC Global	25%	-%

No other single Customer or IM Customer accounted for more than 10% of the Company’s commission revenues. The loss of any significant customer, including Priority Health, BlueCross BlueShield and LTC Global could have a material adverse effect on the Company.

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

The Series B Convertible Preferred Stock shall have no voting rights and may be converted into 245 shares of $0.086 par value common stock. The holders of the Series B Convertible Preferred Stock are not entitled to receive dividends payable, except that holder of Series B Preferred would be entitled to receive dividends paid on account of the common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Preferred Stock were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock..

In January 2022, the Company issued 9,076 shares of its newly designated Series B convertible preferred stock through the Private Placement for the purpose of raising capital. See Note 9 - Warrant Liabilities for proceeds received by the Company.

As of March 31, 2022 and December 31, 2021, there were 0 shares of Series A Convertible Preferred Stock issued and outstanding, and 9,076 and 0 shares of Series B convertible Preferred Stock, respectively, issued and outstanding.

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

In January 2022, the Company issued 2,670,892 shares of common stock through the Private Placement for the purpose of raising capital. See Note 9 - Warrant Liabilities for proceeds received by the Company.

In January 2022, the Company issued 606,037 shares of common stock pursuant to the Medigap Acquisition.

In January 2022, upon agreement with Series A warrant holders, 375,000 warrants were exercised at a price of $6.60 into 375,000 of the Company’s common stock.

In March 2022, the Company issued 6,000 shares of the Company’s common stock due to the vesting of 6,000 stock awards pursuant to an employee agreement.

As of March 31, 2022 and December 31, 2021, there were 11,337,109 and 10,956,109 shares of Common Stock outstanding, respectively.

Stock Options

During the year ended December 31, 2019, the Company adopted the Reliance Global Group, Inc. 2019 Equity Incentive Plan (the “Plan”) under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants, and service providers. A total of 700,000 shares of common stock are reserved for issuance under the Plan. At March 31, 2022, there were 466,083 shares of common stock reserved for future awards under the Plan. The Company issues new shares of common stock from the shares reserved under the Plan upon exercise of options.

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

The following is a summary of the stock options granted, forfeited or expired, and exercised under the Plan for the three months ended March 31, 2022 and March 31, 2021 respectively:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	163,913	$15.50	2.61	$-
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2022	163,913	$15.50	2.37	-

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	233,917	$15.43	3.63	$-
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2021	233,917	$15.22	3.38	$-

The following is a summary of the Company’s non-vested stock options as of March 31, 2022 and March 31, 2021 respectively:

Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2021		53,803	$15.14	0.90
Granted		-	-	-
Vested		-	-	-
Forfeited or expired		-	-	-
Non-vested at March 31, 2022		53,803	$15.14	0.82

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2020	159,542	$13.39	2.53
Granted	-	-	-
Vested	-	-	-
Forfeited or expired	-	-	-
Non-vested at March 31, 2021	159,542	$14.87	2.34

For the three months ended March 31, 2022, the Board did not approve any options to be issued pursuant to the Plan.

As of March 31, 2022, the Company determined that the options granted had a total fair value of $2,541,360, which will be amortized in future periods through February 2024. During the three months ended March 31, 2022, the Company recognized $63,382 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of March 31, 2022, unrecognized compensation expense totaled $132,364 which will be recognized on a straight-line basis over the vesting period or requisite service period through February 2024.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on March 31, 2022. The market value as of March 31, 2022 was $4.31 based on the closing bid price for March 31, 2022.

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

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Exercise price	$0.16 - $0.26	$0.16 - $0.26
Expected term	3.25 to 3.75 years	3.25 to 3.75 years
Risk-free interest rate	0.38% - 2.43%	0.38% - 2.43%
Estimated volatility	293.07% - 517.13%	293.07% - 517.13%
Expected dividend	-	-
Option price at valuation date	$0.12 - $0.27	$0.12 - $0.31

Warrants

As a part of the Company’s offering, the Company issued 2,070,000 Series A Warrants. These warrants are classified as equity warrants because of provisions, pursuant to the warrant agreement, that permit the holder obtain a fixed number of shares for a fixed monetary amount. The warrants are standalone equity securities that are transferable without the Company’s consent or knowledge. The warrants were recorded at a value per the offering of $0.01. The warrants may be exercised at any point from the effective date until the 5-year anniversary of issuance and are not subject to standard anti-dilution provisions. The Series A Warrants are exercisable at a per share exercise price equal to 110% of the public offering price of one share of common stock and accompanying Series A Warrant, $6.00. Per Common Stock above, 375,000 of these warrants were exercised in January 2022, resulting in 1,695,000 Series A warrants issued and outstanding at March 31, 2022.

In January 2022, as a result of the issuance of common stock in the January 2022 stock offering and the Medigap Acquisition, the Company received a deficiency notification from Nasdaq indicating violation of Listing Rule 5365(a). As part of its remediation plan, in March 2022, the Company entered into Exchange Agreements with the holders of common stock issued in January 2022. Pursuant to the Exchange Agreements, the Company issued 3,276,929 Series C prepaid warrants in exchange for 3,276,929 shares of the Company’s common stock. Additionally, as compensation for entering into the Exchange Agreements, the Company issued 1,222,498 Series D prepaid warrants to the January 2022 stock offering investors for no additional consideration. The fair value of the Series D prepaid warrants was treated as a deemed dividend and accordingly was treated as a reduction from income available to common stockholders in the calculation of earnings per share. Refer to Note 12, Earnings (Loss) Per Share for additional information.

Equity-based Compensation

In 2021, three employees received a signing bonus of shares of the Company’s common stock to be issued after the completion of a service period ranging from one to three years of service. The shares granted in 2021 were valued at $110,240. For the three months ended March 31, 2022, compensation expense on these grants totaled $10,328.

In 2022, two existing employees were awarded a bonus consisting of shares of the Company’s common stock to be vested immediately. The shares granted in 2022 were valued at $666,250. For the three months ended March 31, 2022, compensation expense on these grants totaled $666,250. As of March 31, 2022 these shares have not been issued.

Total stock compensation expense for the three months ended March 31, 2022 and 2021 was $739,960 and $246,966, respectively

NOTE 12. EARNINGS (LOSS) PER SHARE

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding.

If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed. Similarly, if the Company has net income but its preferred dividend adjustment made in computing income available to common stockholders results in a net loss available to common stockholders, diluted EPS would be computed in the same manner as basic EPS. Accordingly, the outstanding Series A Convertible Preferred Stock is considered anti-dilutive in which 100,000 were issued and outstanding at March 31, 2021. Series A Convertible Preferred Stock is convertible into common stock on a 10 for 1 basis. The outstanding stock options are considered anti-dilutive in which 233,917 were issued and outstanding at March 31, 2021.

The following represents the impact of options, stock awards, preferred stock and warrants on basic and diluted EPS for the three months ended March 31, 2022:

●	Outstanding stock options are considered anti-dilutive, due to the exercise price being greater than the average market price, in which 163,925, were issued and outstanding at March 31, 2022.
●	Vested Stock awards in the amount of 160,310 have been included in the basic and diluted EPS calculation, and nonvested stock awards in the amount of 9,918 have been included in the diluted EPS calculation.
●	Outstanding Series A warrants are considered anti-dilutive, due to the exercise price being greater than the average market price, in which 1,695,000, were issued and outstanding at March 31, 2022.
●	Series B Convertible Preferred stock are considered dilutive and included in the calculation of diluted EPS.
●	The 244,599 potential settlement shares of the warrant liability associated with Series B Warrants are considered dilutive and included in the calculation of diluted EPS. The effects of the warrants that have been recorded in net income on the condensed consolidated statement of operations have been eliminated in the calculation of diluted EPS.
●	The 78,639 potential settlement shares of the warrant liability associated with the Placement Agent Warrants are considered anti-dilutive and excluded from the EPS calculation.
●	The 3,276,929 Series C prepaid warrants have been included as outstanding shares in the calculation of basic and diluted EPS, because they represent shares issuable for only nominal consideration.
●	The 1,222,497 Series D prepaid warrants have been included as outstanding shares in the calculation of basic and diluted EPS, as they represent shares issuable for only nominal consideration. The Company reduced income available to common stockholders by $6,930,335 for the associated Series D deemed dividend in the calculation of basic and diluted EPS.

The calculations of basic and diluted EPS, are as follows:

	Three Months	Three Months
	ended	ended
	March 31, 2022	March 31, 2021
Net income (loss)	$9,340,000	$(613,926)
Deemed dividend	(6,930,335)	-
Net income (loss), numerator, basic computation	2,409,665	(613,926)
Recognition and change in fair value of warrant liability	(12,425,426)	-
Net income (loss), numerator, diluted computation	$(10,015,761)	$(613,926)

Weighted average shares - denominator basic computation	18,225,241	7,542,377
Effect of stock awards	9,918	-
Effect of Series B warrant liability	3,145,032	-
Effect of preferred stock	2,219,084	-
Weighted average shares, as adjusted - denominator diluted computation	23,599,275	7,542,377
Earnings (loss) per common share - basic	$0.13	$(0.08)
Earnings (loss) per common share - diluted	$(0.42)	$(0.08)

NOTE 13. LEASES

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

In accordance with ASU 2016-02, right-of-use assets are amortized over the life of the underlying leases. Lease expense for the three months ended March 31, 2022 and 2021 was $145,662 and $68,268 respectively. As of March 31, 2022, the weighted average remaining lease term and weighted average discount rate for the operating leases were 4.41 years and 5.77% respectively.

Future minimum lease payment under these operating leases consisted of the following:

Year ending December 31,	Operating Lease Obligations
2022	$371,025
2023	439,110
2024	172,690
2025	112,923
2026	113,736
Thereafter	268,197
Total undiscounted operating lease payments	1,477,681
Less: Imputed interest	172,402
Present value of operating lease liabilities	$1,305,279

NOTE 14. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of March 31, 2022 and December 31, 2021. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Earn-out liabilities

The Company has recognized a number of earn-out liabilities resulting from contingent consideration provisions included in business combination agreements. Earn-out consideration is normally earned by acquirees when they meet or exceed pre-agreed upon earnings targets.

As discussed in Note 2 - Prior Period Adjustments, a $300,000 adjustment was identified for earn-out liabilities which impacted the closing December 31, 2020 balance in the same amount. Accordingly, the December 31, 2020 balance is adjusted in the following table from the originally reported balance of $2,631,418 to $2,931,418.

The following outlines changes to the Company’s earn-out liability balances inclusive of accumulated accretion for the respective period ended March 31, 2022 and December 31, 2021:

	CCS	Fortman	Montana	Altruis	Kush	Total
Ending balance December 31, 2021	$-	$515,308	$615,969	$992,868	$1,689,733	$3,813,878
Changes due to fair value adjustments	-	29,522	37,741	-	339,808	407,071
Ending balance March 31, 2022	$-	$544,830	$653,710	$992,868	$2,029,541	$4,220,949

	CCS	Fortman	Montana	Altruis	Kush	Total
Ending balance December 31, 2020	$81,368	$432,655	$522,553	$1,894,842	$-	$2,931,418
Changes due to business combinations	-	-	-	-	1,694,166	1,694,166
Changes due to payments	-	-	-	(452,236)	-	(452,236)
Changes due to fair value adjustments	-	82,653	93,416	(449,738)	(4,433)	(278,102)
Changes due to write-offs	(81,368)	-	-	-	-	(81,368)
Ending balance December 31, 2021	$-	$515,308	$615,969	$992,868	$1,689,733	$3,813,878

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

NOTE 15. INCOME TAXES

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized benefits as a component income tax expense (benefit). The Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of March 31, 2022 and December 31, 2021.

The Company’s income tax provision for interim periods is generally determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. For the three months ended March 31, 2022, however, the Company calculates its income tax expense by applying to any pre-tax loss/income an effective tax rate determined as if the year-to-date period is the annual period. Using this method, for the three months ended March 31, 2022, its estimated annual effective tax rate from continuing operation was 0% and the resulting income tax expense was $0. We believe that, at this time, this method for determining the effective tax rate is more reliable than projecting an annual effective tax rate due to the uncertainty of estimating annual pre-tax loss/income under the impact of the COVID-19 pandemic. The Company’s estimated annual effective tax rate differs from the U.S. statutory tax rate primarily due to a valuation allowance recorded against the deferred tax assets. Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using applicable tax rates. A valuation allowance is recorded against deferred tax assets if it is not more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the deferred tax assets in future, the Company has recorded a full valuation allowance against its net deferred tax assets.

The calculation of the Company’s tax liabilities also involves assessment of uncertainties in the application of complex tax laws and regulations in the applicable jurisdictions, and a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. The Company’s policy is to record interest and penalties accrued related to unrecognized benefits as a component of income tax expense (benefit). The Company did not have any material uncertain tax positions, and there were no amounts for penalties or interest recorded as of March 31, 2022. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company entered into a Loan Agreement with Reliance Global Holdings, LLC, a related party under common control. There is no term to the loan, and it bears no interest. Repayment will be made as the Company has business cash flows. The proceeds from the various loans were utilized to fund the acquisitions of USBA, EBS, CCS, SWMT, Fortman , Altruis, and UIS.

As of March 31, 2022, and December 31, 2021 the related party loan payable was $343,000 and $354,000 respectively.

At March 31, 2022 and December 31, 2021, Reliance Holdings owned approximately 36% and 33%, respectively, of the common stock of the Company.

NOTE 17. SUBSEQUENT EVENTS

On April 26, 2022, the Company entered into an agreement (the “APA”) with Barra &Associates, LLC (“Seller”) pursuant to which the Company purchased all of the assets of Barra & Associates, LLC for a purchase price in the amount of $7,500,000 to be paid to Barra in cash, with $6,000,000 paid at closing, $1,125,000 payable in six months from closing, and a final earnout of $375,000 payable over two years from closing based upon meeting stated milestones. The APA contains standard, commercial representations and warranties and covenants. Closing of the acquisition (“Barra Acquisition”) occurred simultaneously with the execution of the APA. The source of the cash payment is $980,000 in cash from the Company’s funds and $6,520,000 in funds borrowed from Oak Street Lending (“Loan”), the Company’s existing lender pursuant to a Fifth Amendment to Credit Agreement and Promissory Note, of even date. The purchase price is subject to post-closing adjustment to reconcile certain pre-closing credits and liabilities of the parties.

On April 26, 2022, the Company closed on a debt agreement with Oak Street to borrow a principal amount of $6,520,000 from Oak Street under a term loan to fund the Barra Acquisition pursuant to a Fifth Amendment to Credit Agreement and Promissory Note, of even date. The borrowing rate under the facility is variable and equal to Prime + 2.50%, except that during the initial period of the loan, the rate is Prime + 2.75%. The loan matures 10 years from the closing date and the service fee is .50% per year.

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

As part of our growth and acquisition strategy, we are currently in negotiations with several non-affiliated parties and expect to complete a number of material insurance asset transactions throughout the course of 2022 and beyond. As of March 31, 2022, we have acquired nine insurance agencies, including both affiliated and unaffiliated companies.

Long term, we seek to conduct all transactions and acquisitions through our direct operations.

Over the next 12 months, we plan to focus on the expansion and growth of our business through continued asset acquisitions in insurance markets and organic growth of our current insurance operations through geographic expansion and market share growth.

Further, the Company launched its 5MinuteInsure.com (“5MI”) platform during 2021 which expanded our national footprint. 5MI is an all new and high-tech proprietary tool developed by the Company as a business to consumer portal which enables consumers to compare and purchase car and home insurance in a time efficient and effective manner. 5MI taps into the growing number of online shoppers and utilizes advanced artificial intelligence and data mining techniques, to provide competitive insurance quotes in around 5 minutes with minimal data input needed from the consumer. The platform launched during the summer of 2021 and currently operates in 44 states offering coverage with up to 16 highly rated insurance carriers.

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

Financial Instruments

The Company’s financial instruments consist of a derivative warrant sales commitment treated as a forward sales contract as of March 31, 2022. Accounting treatment is to record the derivative financial instruments at their fair values as of the inception/issuance date of and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash gain or loss at each balance sheet date.

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

Insurance Acquisitions and Strategic Activities

As of the balance sheet date, we have acquired nine insurance brokerages (see table below), including both acquisitions of affiliated companies (i.e., owned by Reliance Holdings before the acquisition) and unaffiliated companies. As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

Acquired	Date	Location	Line of Business	Status

U.S. Benefits Alliance, LLC (USBA)	October 24, 2018	Michigan	Health Insurance	Affiliated

Employee Benefit Solutions, LLC (EBS)	October 24, 2018	Michigan	Health Insurance	Affiliated

Commercial Solutions of Insurance Agency, LLC (CCS or Commercial Solutions)	December 1, 2018	New Jersey	P&C – Trucking Industry	Unaffiliated

Southwestern Montana Insurance Center, Inc. (Southwestern Montana or Montana)	April 1, 2019	Montana	Group Health Insurance	Unaffiliated

Fortman Insurance Agency, LLC (Fortman or Fortman Insurance)	May 1, 2019	Ohio	P&C and Health Insurance	Unaffiliated

Altruis Benefits Consultants, Inc. (Altruis)	September 1, 2019	Michigan	Health Insurance	Unaffiliated

UIS Agency, LLC (UIS)	August 17, 2020	New York	Health Insurance	Unaffiliated

J.P. Kush and Associates, Inc. (Kush)	May 1, 2021	Michigan	Health Insurance	Unaffiliated

Medigap Healthcare Insurance Company, LLC (Medigap)	January 10, 2022	Florida	Health Insurance	Unaffiliated

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

Medigap Healthcare Insurance Company, LLC Transaction

On January 10, 2022, the Company finalized an agreement (the “APA”) with Medigap Healthcare Insurance Company, LLC (“Medigap”) pursuant to which the Company purchased all of the assets of Medigap for a purchase price in the amount of $20,096,250 consisting of payment to Medigap of (i) $18,138,750 in cash and (ii) issuing to seller 606,037 shares of the Company’s restricted common stock in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The purchase price is subject to post-closing adjustment to reconcile certain pre-closing credits and liabilities of the parties. The shares issued to Medigap as part of the purchase price are subject to lock up arrangements pursuant to which 50% of those shares may be sold after the one-year anniversary of the date of Closing the APA and the balance of the shares after the second-year anniversary of the date of closing under the APA.

The acquisition of Medigap was accounted for as a business combination in accordance with the acquisition method under the guidance in ASC 805-10 and 805-20. Accordingly, the total purchase consideration was allocated to intangible assets acquired based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The allocation of the purchase price in connection with the acquisition of Medigap was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Property, plant and equipment	$20,666	6
Right-of-use asset	317,787
Trade name and trademarks	340,000	15
Customer relationships	4,550,000	12
Technology	67,000	3
Backlog	210,000	1
Chargeback reserve	(1,484,473)
Lease liability	(317,787)
Goodwill	19,199,008	Indefinite
	$22,902,201

Goodwill of $19,199,008 arising from the acquisition of Medigap consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the acquisition of Medigap is currently expected to be deductible for income tax purposes. Total acquisition costs for the acquisition of Medigap incurred were $94,065 recorded as a component of General and administrative expenses. The approximate revenue and net profit or loss for the acquired business as a standalone entity per ASC 805 from January 1, 2021 to December 31, 2021 was $5,114,000 and profit of $188,000, respectively, and from January 10, 2022 to March 31, 2022, $1,177,085 and a loss of $147,883, respectively.

Recent Developments

Private Placement

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

Nasdaq Notification and Warrant Exchange

On January 31, 2022, the Company received a deficiency notification from Nasdaq regarding the issuance of shares in the Medigap Acquisition and Private Placement in violation of Listing Rule 5635(a). This rule requires an issuer to obtain shareholder approval with respect to an acquisition paid for from the proceeds of a sale of common stock of the issuer which equals or exceeds 20% of the shares of the issuer, issued and outstanding prior to the acquisition. The Company submitted a remediation plan under which the Nasdaq granted the Company an extension to implement the required changes until May 10, 2022.

As part of its remediation plan, on March 22, 2022 the Company entered into Exchange Agreements with the holders of common stock issued in January 2022 resulting from the Medigap Acquisition and Private Placement. Pursuant to the Exchange Agreements, the Company issued 3,276,929 Series C prepaid warrants in exchange for 3,276,929 shares of the Company’s common stock that were previously issued. Additionally, to compensate the Private Placement investors for entering into the Exchange Agreements, the Company issued 1,222,498 Series D prepaid warrants to such investors for no additional consideration on the same date. The fair value of the Series D prepaid warrants upon issuance was $6,930,335; such amount was treated as a deemed dividend and accordingly reduced income available to common stockholders for the period. Shares of common stock underlying the Series C and D prepaid warrants are treated as outstanding for purposes of calculating basic and diluted earnings per share.

Stock Split

On January 21, 2021 the Company has had effected a reverse split of the issued and outstanding shares of common stock in a ratio of 1: 85.71 which is simultaneously occurred with the Company’s up listing to the Nasdaq Capital Market. The Company has adjusted all of share and per share numbers to take into account this reverse stock split.

Results of Operations

Comparison of the quarter ended March 31, 2022 to the quarter ended March 31, 2021

The following table sets forth our revenue and operating expenses for each of the years presented.

	March 31, 2022	March 31, 2021
Revenue
Commission income	$4,235,781	$2,323,730
Total revenue	4,235,781	2,373,730

Operating expenses
Commission expense	904,156	529,472
Salaries and wages	2,082,175	918,545
General and administrative expenses	2,453,070	1,004,401
Marketing and advertising	587,022	23,079
Depreciation and amortization	607,525	333,088
Total operating expenses	6,633,948	2,808,585

(Loss) income from operations	(2,398,167)	(484,855)

Other income (expense), net	11,738,167	(129,071)

Total Other expense, net	11,738,167	(129,071)

Net income (loss)	$9,340,000	$(613,926)

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

The Company had revenues of $4.2 million for the three months ended March 31, 2022, as compared to $2.3 million for the three months ended March 31, 2021. The increase of $1.9 million or 83% was primarily due to expanded operations, including the additional insurance agencies acquired during 2021 and 2022, with the former reporting a full year of revenue.

Commission expense

The Company had total commission expense of $904 thousand for the three months ended March 31, 2022 compared to $529 thousand for the three months ended March 31, 2021. The increase of $375 thousand or 71% is attributable to an increase in operations, including the additional insurance agencies acquired during 2021 and 2022 with the former reporting a full year of commission expense.

Salaries and wages

The Company reported $2.1 million of salaries and wages expense for the three months ended March 31, 2022 compared to $918 thousand for the three months ended March 31, 2021. The increase of $1.2 million or 131% is a result of the Company’s growth compared to the prior period, the Company has hired more employees due to an increase in operational and reporting activities.

General and administrative expenses

The Company had total general and administrative expenses of $2.5 million for the three months ended March 31, 2022, as compared to $1.0 million for the three months ended March 31, 2021. The increase in expense of $1.5 million or 150% is a result of increased operations and additional acquisitions in 2022 and 2021.

Marketing and advertising

The Company reported $587 thousand of marketing and advertising expense for the three months ended March 31, 2022 compared to $23 thousand for the three months ended March 31, 2021. The increase of $565 thousand or 2,452% is a result of the Company’s efforts to increase branding and outreach to achieve a greater presence in the insurance industry compared to the prior year.

Depreciation and amortization

The Company reported $608 thousand of depreciation and amortization expense for the three months ended March 31, 2022 compared to $333 thousand for the three months ended March 31, 2021. The increase of $275 thousand or 83% is a result of the Company’s acquired assets through business combinations.

Other income and expense

The Company reported $11.7 million of other income for the three months ended March 31, 2022 compared to $129 of other expense thousand for the three months ended March 31, 2021. The increase of $11.8 million or 8,915% is attributable primarily to the recognition and change in fair value of warrant liabilities of $11.8 million.

Liquidity and capital resources

As of March 31, 2022, the Company had a cash balance of $6.0 million and a working capital deficit of $565 thousand compared with a cash balance of $10.0 million and working capital of $8.1 million at March 31, 2021. The decrease in working capital is primarily attributable to the reduction of cash and the increase in the current portion of earn-out liabilities in 2022.

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

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(343,280)	$(646,602)
Net cash used in investing activities	(18,392,093)	-
Net cash provided by financing activities	20,090,409	10,134,997
Net increase in cash, cash equivalents, and restricted cash	$1,355,036	$9,488,395

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $343 thousand, which includes net income of $9.4 million offset by non-cash expenses of $10.1 million principally related to recognition and change in fair value of warrant liabilities of $11.9 million, offset by share based compensation expense of $740 thousand, depreciation and amortization of $608 thousand, and an earn-out fair value adjustment of $407 thousand, as well as changes of net working capital items in the amount of $398 thousand principally due to a decreases in accounts payable and accrued expenses of $1.7 million and an increase in accounts receivable of $149 thousand, offset by a decrease prepaid expense and other current assets of $2.2 million and increase of the chargeback reserve of $101 thousand.

Investing Activities.

During the three months ended March 31, 2022, cash flows used in investing activities were $18.4 million compared to cash flow used in investing activities of $0 for the three months ended March 31, 2021. The 2021 cash used relates to cash paid for the acquisition of Medigap of $18.1 million, the purchase of property and equipment of $4 thousand, and cash paid of $249 thousand for intangible assets.

Financing Activities.

During the three months ended March 31, 2022, cash provided by financing activities was $20.1 million as compared to $10.1 million for the three months ended March 31, 2021. The net cash provided by financing activities is primarily related to proceeds from offering of shares of common stock and preferred stock in January 2022. The net proceeds from the issuance of these shares provided $17.9 million. Additionally, the Company received proceeds of $2.5 million for the exercise of Series A warrants. These were offset by the principal repayments of debt of $227 thousand and the repayments of loans payable to related parties of $11 thousand.

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

Item 4. Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this Form 10-K.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*
32.2	Section 1350 Certification of the Chief Financial Officer and Chief Financial Officer*
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this Form 10-Q statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lakewood, State of New Jersey on May 16, 2022.

Reliance Global Group, Inc.

By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act, this Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ezra Beyman	Chief Executive Officer and Executive Chairman and Director	May 16, 2022
Ezra Beyman	(Principal Executive Officer)

/s/ Alex Blumenfrucht	Chief Financial Officer and Director	May 16, 2022
Alex Blumenfrucht	(Principal Financial Officer)

/s/ Joel Markovits	Chief Accounting Officer	May 16, 2022
Joel Markovits	(Principal Accounting Officer)

/s/ Sheldon Brickman	Director	May 16, 2022
Sheldon Brickman

/s/ Ben Fruchtzweig	Director	May 16, 2022
Ben Fruchtzweig

/s/ Scott Korman	Director	May 16, 2022
Scott Korman

