Form 10-Q
period 2022-06-30
Reliance Global Group, Inc.
filed 2022-08-15
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 001-40020

RELIANCE GLOBAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	46-3390293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes: ☐ No: ☒

At August 15, 2022 the registrant had 16,457,075 shares of common stock, par value $0.086 per share, outstanding.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$2,979,769	$4,136,180
Restricted cash	1,417,635	484,542
Accounts receivable	1,072,294	1,024,831
Accounts receivable, related parties	54,414	7,131
Prepaid expense and other current assets	576,691	2,328,817
Total current assets	6,100,803	7,981,501

Property and equipment, net	164,017	130,359
Right-of-use assets	1,421,474	1,067,734
Investment in NSURE, Inc.	1,350,000	1,350,000
Intangibles, net	14,751,751	7,078,900
Goodwill	33,486,107	10,050,277
Other non-current assets	23,284	16,792
Total assets	$57,297,436	$27,675,563

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and other accrued liabilities	$1,051,333	$2,759,160
Chargeback reserve	1,559,541	-
Other payables	1,333,484	81,500
Short term Financing Agreements	376,647
Current portion of long-term debt	936,263	913,920
Current portion of leases payable	528,902	276,009
Earn-out liability, current portion	3,683,596	3,297,855
Warrant commitment	-	37,652,808
Total current liabilities	9,469,766	44,981,252

Loans payable, related parties, less current portion	332,225	353,766
Long term debt, less current portion	12,935,649	7,085,325
Leases payable, less current portion	930,623	805,326
Earn-out liability, less current portion	673,837	516,023
Warrant liabilities	11,026,893	-
Total liabilities	35,368,993	53,741,692
Stockholders’ equity (deficit):
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 9,076 and 0 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	781	-
Common stock, $0.086 par value; 2,000,000,000 shares authorized and 14,614,038 and 10,956,109 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,255,408	940,829
Additional paid-in capital	34,294,708	26,451,187
Stock subscription receivable	-	(20,000,000)
Accumulated deficit	(13,622,454)	(33,458,145)
Total stockholders’ equity (deficit)	21,928,443	(26,066,129)
Total liabilities and stockholders’ equity (deficit)	$57,297,436	$27,675,563

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Commission income	$4,207,126	$2,190,847	$8,442,907	$4,514,577
Total revenue	4,207,126	2,190,847	8,442,907	4,514,577

Operating expenses
Commission expense	$850,128	$558,271	$1,754,283	$1,087,743
Salaries and wages	2,176,792	1,110,629	4,258,967	2,029,174
General and administrative expenses	1,759,217	1,202,350	4,212,287	2,206,751
Marketing and advertising	609,383	55,021	1,196,405	78,100
Depreciation and amortization	756,403	369,366	1,363,928	702,454
Total operating expenses	6,151,923	3,295,637	12,785,870	6,104,222

Loss from operations	(1,944,797)	(1,104,790)	(4,342,963)	(1,589,645)

Other income (expense)
Other expense, net	(192,763)	(172,096)	(300,560)	(301,167)
Recognition and change in fair value of warrant liabilities	12,633,251	-	24,479,215	-
Total other income (expense)	12,440,488	(172,096)	24,178,655	(301,167)

Net income (loss)	$10,495,691	$(1,276,886)	$19,835,692	$(1,890,812)

Basic earnings (loss) per share	$0.56	$(0.12)	$0.75	$(0.20)
Diluted earnings (loss) per share	$(0.10)	$(0.12)	$(0.59)	$(0.20)
Weighted average number of shares outstanding - Basic	18,738,290	10,934,489	17,238,285	9,259,738
Weighted average number of shares outstanding - Diluted	20,989,290	10,934,489	20,134,729	9,259,738

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2021	-	$-	10,956,109	$940,829	-	$-	$26,451,187	$(20,000,000)	$(33,458,145)	$(26,066,129)

Share based compensation	-	-	-	-	-	-	739,960	-	-	739,960

Shares issued due to private placement	9,076	781	2,670,892	229,694	-	-	(230,424)	20,000,000	-	20,000,051

Shares issued pursuant to acquisition of Medigap	-	-	606,037	52,119	-	-	4,711,332	-	-	4,763,451

Exercise of Series A warrants	-	-	375,000	32,250	-	-	2,442,750	-	-	2,475,000

Issuance of prefunded Series C Warrants in exchange for common shares	-	-	(3,276,929)	(281,815)	-	-	281,815	-	-	-

Shares issued for vested stock awards	-	-	6,000	516	-	-	(516)	-	-	-

Net Income	-	-	-	-	-	-	-	-	9,340,000	9,340,000

Balance, March 31, 2022	9,076	$781	11,337,109	$973,593	-	$-	$34,396,104	$-	$(24,118,145)	$11,252,333

Share based compensation	-	-	-	-	-	-	179,083	-	-	179,083

Exercise of Series C warrants into common shares	-	-	3,276,929	281,815	-	-	(280,479)	-	-	1,336

Net Income	-	-	-	-	-	-	-	-	10,495,691	10,495,691

Balance, June 30, 2022	9,076	$781	14,614,038	$1,255,408	-	$-	$34,294,708	$-	$(13,622,454)	$21,928,443

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	395,640	$33,912	4,241,028	$363,517	23,341	$340,000	$11,559,239	$(12,359,680)	$(63,012)

Share based compensation	-	-	-	-	-	-	246,966	-	246,966

Shares issued for services	-	-	15,000	1,290	-	-	89,760	-	91,050

Shares issued due to public offering, net of offering costs of $1,672,852	-	-	1,800,000	154,800	-	-	8,954,348	-	9,109,148

Over-allotment shares from offering, net of offering costs of $250,928	-	-	270,000	23,220	-	-	1,343,153	-	1,366,373

Warrants sold during public offering at quoted price	-	-	-		-	-	20,700	-	20,700

Shares issued due to conversion of preferred stock	(394,493)	(33,812)	3,944,930	339,264	-	-	(305,452)	-	-

Shares issued due to conversion of debt	-	-	633,333	54,467	-	-	3,745,533	-	3,800,000

Rounding shares related to initial public offering	-	-	1,885	-	(3)	-	-	-	-

Shares issued pursuant to software purchase	-	-	23,338	1,984	(23,338)	(340,000)	338,016	-	-

Net loss	-	-	-	-	-	-	-	(613,926)	(613,926)

Balance, March 31, 2021	1,147	$100	10,929,514	$938,542	-	$-	$25,992,263	$(12,973,606)	$13,957,299

Share based compensation	-	-	-	-	-	-	183,132	-	183,132

Rounding shares related to initial public offering	20	-	-	-	-	-	-	-	-

Shares issued pursuant to acquisition of Kush	-	-	14,925	1,284	-	-	48,716	-	50,000

Net loss	-	-	-	-	-	-	-	(1,276,886)	(1,276,886)

Balance, June 30, 2021	1,167	$100	10,944,439	$939,826	-	$-	$26,224,111	$(14,250,492)	$12,913,545

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$19,835,692	$(1,890,812)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,363,928	702,454
Amortization of debt issuance costs and accretion of debt discount	18,291	20,206
Non-cash lease expense	24,450	1,534
Stock compensation expense	919,043	521,148
Earn-out fair value and write-off adjustments	354,963	-
Recognition and change in fair value of warrant liabilities	(24,479,215)	-
Change in operating assets and liabilities:
Accounts payables and other accrued liabilities	(1,711,287)	(805,092)
Accounts receivable	45,122	75,212
Accounts receivable, related parties	(47,283)	(7,131)
Other payables	126,984	-
Charge back reserve	75,068	-
Other non-current assets	(6,492)	(18,035)
Prepaid expense and other current assets	2,169,325	(92,736)
Net cash used in operating activities	(1,311,411)	(1,493,252)

Cash flows from investing activities:
Purchase of property and equipment	(20,989)	-
Business acquisitions, net of cash acquired	(24,138,750)	(1,608,586)
Purchase of intangibles	(466,190)	(152,990)
Net cash used in investing activities	(24,625,929)	(1,761,576)

Cash flows from financing activities:
Principal repayments of debt	(447,908)	(432,833)
Proceeds from loan for business acquisition	6,520,000	-
Payment of debt issuance costs	(214,257)	-
Payments on earn-out liabilities	(411,408)	-
Proceeds from loans payable, related parties	-	2,931
Payments of loans payable, related parties	(21,541)	(508,307)
Proceeds from exercise of warrants into common stock	2,476,336	-
Repayments on short-term financing	(40,552)
Net proceeds from private placement issuance of shares and warrants	17,853,351	-
Issuance of common stock	-	10,496,221
Net cash provided by financing activities	25,714,021	9,558,012

Net (decrease) increase in cash and restricted cash	(223,319)	6,303,184
Cash and restricted cash at beginning of period	4,620,722	529,581
Cash and restricted cash at end of period	$4,397,403	$6,832,765

Supplemental disclosure of cash and non-cash investing and financing transactions:
Issuance of Series D Warrants	$6,930,335	$-
Issuance of placement agent warrants	$1,525,923	$-
Prepaid insurance acquired through short-term financing	$417,199	$-
Conversion of preferred stock into common stock	$-	$339,264
Cash paid for interest	$218,528	$350,175
Conversion of debt into equity	$-	$3,800,000
Common stock issued pursuant to acquisition	$4,763,451	$50,000
Common stock issued in lieu of services	$-	$91,050
Issuance of common stock pursuant to the purchase of software	$-	$340,000
Acquisition of business deferred purchase price	$1,125,000	$0
Lease assets acquired in exchange for lease liabilities	$223,922	$861,443

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

NOTE 1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Reliance Global Group, Inc., formerly known as Ethos Media Network, Inc. (“RELI”, “Reliance”, or the “Company”) incorporated in Florida on August 2, 2013.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

The accompanying unaudited condensed consolidated financial statements include the accounts of Reliance Global Group, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

As of June 30, 2022, the Company’s reported cash and restricted cash aggregated balance was approximately $4,397,000, current assets were approximately $6,101,000, while current liabilities were approximately $9,470,000. As of June 30, 2022, the Company had a working capital deficit of approximately $3,369,000 and stockholders’ equity of approximately $21,928,000. For the six months ended June 30, 2022, the Company reported loss from operations of approximately $4,343,000, a non-cash, non-operating gain on the recognition and change in fair value of warrant liabilities of approximately $24,479,000, resulting in an overall net income of approximately $19,836,000. For the six months ended June 30, 2022, the Company reported negative cash flows from operations of approximately $1,311,000. The Company completed a capital offering in January 2022 that raised net proceeds of approximately $17,853,000. Management believes the Company’s financial position and its ability to raise capital to be reasonable and sufficient.

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

Cash and Restricted Cash

Cash and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows:

	June 30, 2022	June 30, 2021
Cash	$2,979,769	$6,348,415
Restricted cash	1,417,635	484,350
Total cash and restricted cash	$4,397,404	$6,832,765

Fair Value of Financial Instruments

Level 1 — Observable inputs reflecting quoted prices (unadjusted) in active markets for identical assets and liabilities;

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

Warrant Liabilities: The Company re-measures fair value of its Level 3 warrant liabilities at the balance sheet date, using a binomial option pricing model. The following summarizes the significant unobservable inputs:

	June 30, 2022	December 31, 2021
Stock price	$2.11	$6.44
Volatility	105%	90%
Time to expiry	4.51	5
Dividend yield	0%	0%
Risk free rate	3.00%	1.10%

The following reconciles fair value of the liability classified warrants:

	Three and Six Months ended June 30, 2022
	Series B Warrant Commitment	Series B warrant liabilities	Placement agent warrants	Total
Beginning balance	$37,652,808	$-	$-	$37,652,808
Initial recognition	-	55,061,119	1,525,923	56,587,042
Unrealized (gain) loss	17,408,311	(31,980,437)	(946,461)	(15,518,587)
Warrants exercised or transferred	(55,061,119)			(55,061,119)
Ending balance, March 31, 2022	$-	$23,080,682	$579,462	$23,660,144
Unrealized gain	-	(12,322,737)	(310,514)	(12,633,251)
Ending balance, June 30, 2022	-	10,757,945	268,948	11,026,893

	December 31, 2021
	Series B Warrant Commitment	Total
Beginning balance	$-	$-
Initial recognition	20,244,497	20,244,497
Unrealized gain	17,408,311	17,408,311
Ending balance	$37,652,808	$37,652,808

Earn-out liabilities: The Company generally values its Level 3 earn-out liabilities using the income valuation approach. Key valuation inputs include contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. The following table summarizes the significant unobservable inputs used in the fair value measurements:

	June 30, 2022	December 31, 2021
Valuation technique	Discounted cash flow	Discounted cash flow
Significant unobservable input	Projected revenue and probability of achievement	Projected revenue and probability of achievement

The Company values its Level 3 earn-out liability related to the Barra Acquisition using a Monte Carlo simulation in a risk-neutral framework (a special case of the Income Approach). The following summarizes the significant unobservable inputs:

June 30, 2022
WACC Risk Premium:	14.6%
Volatility	50%
Credit Spread:	11%
Payment Delay (days)	90%
Risk free rate	USD Yield Curve
Discounting Convention:	Mid-period
Number of Iterations	100,000

Undiscounted remaining earn out payments are approximately $4,697,644 as of June 30, 2022. The following table reconciles fair value of earn-out liabilities for the period ending June 30, 2022:

	June 30, 2022	December 31, 2021
Beginning balance – January 1	$3,813,878	$2,931,418

Acquisitions and Settlements
JP Kush Acquisition	-	1,694,166
Barra Acquisition	600,000	-
CCS Write-off	-	(81,368)
Altruis partial settlement	(84,473)	(452,236)
Montana final settlement	(326,935)	-

Period adjustments:
Fair value changes and accretion included in earnings*	354,963	(278,102)

Ending balance	$4,357,433	$3,813,878
Less: Current portion	(3,683,596)	(3,297,855)
Ending balance, less current portion	673,837	516,023

*	Recorded as a reduction to general and administrative expenses

Revenue Recognition

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Three Months ended June 30, 2022	Medical/Life	Property and Casualty	Total
Regular
EBS	$184,851	$-	$184,851
USBA	12,319	-	12,319
CCS/UIS	-	57,195	57,195
Montana	451,705	-	451,705
Fortman	357,334	205,804	563,138
Altruis	882,171	-	882,171
Kush	425,449	-	425,449
Medigap	1,359,976	-	1,359,976
Barra	69,925	200,397	270,322
	$3,743,730	$463,396	$4,207,126

Six Months ended June 30, 2022	Medical/Life	Property and Casualty	Total
Regular
EBS	$406,035	$-	$406,035
USBA	25,906	-	25,906
CCS/UIS	-	101,077	101,077
Montana	958,426	-	958,426
Fortman	689,933	403,064	1,092,997
Altruis	2,187,043	-	2,187,043
Kush	864,040	-	864,040
Medigap	2,537,061	-	2,537,061
Barra	69,925	200,397	270,322
	$7,738,369	$704,538	$8,442,907

Three Months ended June 30, 2021	Medical/Life	Property and Casualty	Total
Regular
EBS	207,201	-	207,201
USBA	15,395	-	15,395
CCS/UIS	-	65,348	65,348
Montana	404,740	-	404,740
Fortman	276,634	226,337	502,971
Altruis	729,874	-	729,874
Kush	265,318	-	265,318
	$1,899,162	$291,685	$2,190,847

Six Months ended June 30, 2021	Medical/Life	Property and Casualty	Total
Regular
EBS	$416,195	$-	$416,195
USBA	27,620	-	27,620
CCS/UIS	-	154,166	154,166
Montana	939,856	-	939,856
Fortman	526,435	434,109	960,544
Altruis	1,750,878	-	1,750,878
Kush	265,318	-	265,318

	$3,926,302	$588,275	$4,514,577

The following, are customers representing 10% or more of total revenue:

	For the three months ended June 30,
Insurance Carrier	2022	2021
LTC Global	30%	-%
Priority Health	20%	31%
BlueCross BlueShield	-%	28%

	For the six months ended June 30,
Insurance Carrier	2022	2021
BlueCross BlueShield	10%	25%
Priority Health	25%	33%
LTC Global	28%	-%

No other single Customer accounted for more than 10% of the Company’s commission revenues. The loss of any significant customer, including Priority Health, BlueCross BlueShield and LTC Global could have a material adverse effect on the Company.

Income Taxes

The Company recorded no income tax expense for the three and six months ended June 30, 2022 and 2021 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2022 and December 31, 2021, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Prior Period Adjustments

The Company identified certain immaterial adjustments impacting prior reporting periods. Specifically, the Company identified adjustments to correct certain asset, liability and equity accounts in relation to historical purchase price allocation accounting, historical accrued revenues and true ups of the common stock issuable account.

The Company assessed the materiality of the adjustments to prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. (SAB) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and ASC 250, Accounting Changes and Error Corrections.

Accordingly, the Company’s comparative condensed consolidated financial statements and impacted notes have been revised from amounts previously reported to reflect these adjustments. The following table illustrates the impact on previously reported amounts and adjusted balances presented in the condensed consolidated financial statements for the period ended June 30, 2022.

Account	12/31/2020 As reported	Adjustment	12/31/2020 Adjusted
Earn-out liability	2,631,418	300,000	2,931,418
Goodwill	9,265,070	(503,345)	8,761,725
Common stock issuable	822,116	(482,116)	340,000
Additional paid-in-capital	11,377,123	182,116	11,559,239
Accumulated Deficit	(12,482,281)	122,601	(12,359,680)

Account	3/31/2021 As reported	Adjustment	3/31/2021 Adjusted
Common stock issuable	482,116	(482,116)	0
Additional paid-in-capital	25,810,147	182,116	25,992,263
Accumulated Deficit	(13,123,609)	150,003	(12,973,606)

Recently Issued Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

NOTE 2. STRATEGIC INVESTMENTS AND BUSINESS COMBINATIONS

Medigap Healthcare Insurance Company, LLC Transaction

On January 10, 2022, pursuant to an asset purchase agreement, dated December 21, 2021, the Company completed the acquisition of all of the assets of Medigap Healthcare Insurance Company, LLC (“Medigap”) for a purchase price of $20,096,250, consisting of: (i) payment to Medigap of $18,138,750 in cash and (ii) the issuance to Medigap of 606,037 shares of the Company’s restricted common stock in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The purchase price is subject to post-closing adjustment to reconcile certain pre-closing credits and liabilities of the parties.   The shares issued to Medigap as part of the purchase price are further subject to lock up arrangements pursuant to which 50% of the shares may be sold after the one-year anniversary of the date of closing of the transaction and the balance of the shares may be sold after the second-year anniversary of the date of closing of the transaction.

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

The approximate revenue and net profit or loss for the acquired business as a standalone entity per ASC 805 from January 10, 2022 to June 30, 2022 was $2,537,061 and a loss of $412,943, respectively.

Pro Forma Information

The results of operations of Medigap will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental pro forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the six months ended June 30, 2022 and 2021:

	June 30,	June 30,
	2022	2021
Revenue	$8,809,482	$7,071,329
Net Income (Loss)	$19,849,175	$(1,796,767)
Earnings (Loss) per common share, basic	$0.75	$(0.19)
Earnings (Loss) per common share, diluted	$(0.59)	$(0.19)

Barra & Associates, LLC Transaction

On April 26, 2022, the Company entered into an asset purchase agreement (the “APA”) with Barra & Associates, LLC (“Barra”) pursuant to which the Company purchased all of the assets of Barra & Associates, LLC on April 26, 2022 for a purchase price in the amount of $7,725,000 in cash, with $6,000,000 paid to Barra at closing, $1,125,000 payable in six months from closing, and a final estimated earnout of $600,000 payable over two years from closing, based upon meeting stated milestones. The source of the cash payment was $6,520,000 in funds borrowed from Oak Street Lending (“Loan”), the Company’s existing lender pursuant to a Fifth Amendment to Credit Agreement and Promissory Note, of even date. The purchase price is subject to post-closing adjustment to reconcile certain pre-closing credits and liabilities of the parties.

The acquisition of Barra was accounted for as a business combination in accordance with the acquisition method pursuant to FASB Topic No. 805, Business Combination (ASC 805). Accordingly, the total purchase consideration was allocated to the assets acquired, and liabilities assumed based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The preliminary allocation of the purchase price in connection with the acquisition of Barra was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Acquired accounts receivable	$92,585
Property, plant and equipment	8,593	7
Right-of-use asset	122,984
Trade names	22,000	4
Customer relationships	550,000	10
Agency relationships	2,585,000	10
Developed technology	230,000	5
Lease liability	(122,984)
Goodwill	4,236,822	Indefinite
	$7,725,000

Trade name was measured at fair value using the relief-from-royalty method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue from the trade name, a pre-tax royalty rate of 0.5% and a discount rate of 19.5%.

Customer and Agency relationships were measured at fair value using the multiple-period excess earnings method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue and costs associated with existing customers, and a discount rate of 19.5%.

Developed technology was measured at fair value using the cost replacement method of the cost approach. Significant inputs used to measure the fair value include an estimate of cost to replace, an obsolescence rate of 28.6%.

Goodwill of $4,236,822 arising from the acquisition of Barra consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the acquisition of Barra is currently expected to be deductible for income tax purposes. Total acquisition costs incurred through June 30, 2022 for the acquisition of Barra were $72,793 recorded as a component of General and administrative expenses.

The approximate revenue and net profit or loss for the acquired business as a standalone entity per ASC 805 from April 26, 2022 to June 30, 2022 was $270,321 and a loss of $38,698, respectively.

Pro Forma Information

The results of operations of Barra will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental pro forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the six months ended June 30, 2022 and 2021:

	June 30,	June 30,
	2022	2021
Revenue	$8,990,529	$5,364,335
Net Income (Loss)	$20,070,124	$(1,527,038)
Earnings (Loss) per common share, basic	$0.76	$(0.16)
Earnings (Loss) per common share, diluted	$(0.58)	$(0.16)

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table rolls forward the Company’s goodwill balance for the periods ending June 30, 2022 and December 31, 2021. As discussed in Note 1 - Prior Period Adjustments, a $(503,345) adjustment was identified for goodwill which impacted the closing December 31, 2020 balance in the same amount. Accordingly, the December 31, 2020 balance is adjusted in the following table from the originally reported balance of $9,265,070 to $8,761,725.

Goodwill
December 31, 2020	$8,761,725
Goodwill recognized in connection with Kush acquisition on May 1, 2021	$1,288,552
December 31, 2021	$10,050,277
Goodwill recognized in connection with Medigap acquisition on January 10, 2022	$19,199,008
Goodwill recognized in connection with Barra acquisition on April 26, 2022	4,236,822
June 30, 2022	$33,486,107

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of June 30, 2022:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	4.9	$2,142,858	$(804,020)	$1,338,838
Internally developed software	4.5	1,326,158	(131,655)	1,194,503
Customer relationships	9.53	11,922,290	(1,517,174)	10,405,116
Purchased software	-	562,327	(562,327)	-
Video Production Assets	0.6	50,000	(23,242)	26,758
Non-competition agreements	2.4	3,504,810	(1,827,590)	1,677,220
Contracts Backlog	0.5	210,000	(100,684)	109,316
		$19,718,443	$(4,966,692)	$14,751,751

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2021:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	3.5	$1,777,475	$(609,822)	$1,167,653
Internally developed software	4.7	595,351	(28,443)	566,908
Customer relationships	7.7	4,237,290	(1,048,726)	3,188,564
Purchased software	0.6	562,327	(452,985)	109,342
Video Production Assets	1.0	20,000	-	20,000
Non-competition agreements	2.9	3,504,809	(1,478,376)	2,026,433
		$10,697,252	$(3,618,352)	$7,078,900

The following table reflects expected amortization expense as of June 30, 2022, for each of the following five years and thereafter:

Years ending December 31,	Amortization Expense
2022 (remainder of year)	$1,374,512
2023	2,461,552
2024	2,083,450
2025	1,703,824
2026	1,463,747
Thereafter	5,664,666
Total	$14,751,751

NOTE 4. LONG-TERM DEBT AND SHORT-TERM FINANCINGS

Long-Term Debt

The composition of the long-term debt follows:

	June 30, 2022	December 31, 2021

Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, net of deferred financing costs of $13,497 and $14,606 as of June 30, 2022 and December 31, 2021, respectively	$455,391	$485,317
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, net of deferred financing costs of $16,351 and $17,626 as of June 30, 2022 and December 31, 2021, respectively	738,547	785,826
Oak Street Funding LLC Term Loan for the acquisition of SWMT, net of deferred financing costs of $10,085 and $11,027 as of June 30, 2022 and December 31, 2021, respectively	835,376	884,720
Oak Street Funding LLC Term Loan for the acquisition of FIS, net of deferred financing costs of $39,752 and $42,660 as of June 30, 2022 and December 31, 2021, respectively	2,103,885	2,226,628
Oak Street Funding LLC Term Loan for the acquisition of ABC, net of deferred financing costs of $45,369 and $48,609 as of June 30, 2022 and December 31, 2021, respectively	3,427,614	3,616,754
Oak Street Funding LLC Term Loan for the acquisition of Barra, net of deferred financing costs of $208,901 and $0 as of June 30, 2022 and December 31, 2021, respectively	6,311,099	-
	13,871,912	7,999,245
Less: current portion	(936,263)	(913,920)
Long-term debt	$12,935,649	$7,085,325

Oak Street Funding LLC – Term Loans and Credit Facilities

Fiscal year ending December 31,	Maturities of Long-Term Debt
2022 (remainder of year)	$438,616
2023	1,228,897
2024	1,542,156
2025	1,656,383
2026	1,776,385
Thereafter	7,563,428
Total	14,205,865
Less: debt issuance costs	(333,953)
Total	$13,871,912

Short-Term Financings

The Company financed certain annual insurance premiums through the use of two short-term notes, payable in nine and ten equal monthly installments of $42,894 and $4,456 at interest rates of 7.51% and 7.95%, per annum respectively. Policies financed include directors and officers and errors and omissions insurance coverage with premium financing recognized in 2022 and 2021 of $417,199 and $0, respectively. Outstanding balances as of June 30, 2022 and December 31, 2021, respectively were $376,647 and $0.

NOTE 5. WARRANT LIABILITIES

Series B Warrants

On December 22, 2021, the Company entered into a securities purchase agreement with several institutional buyers for the purchase and sale of (i) warrants to purchase an aggregate of up to 9,779,952 shares of the Company’s common stock, par value $0.086 per share at an exercise price of $4.09 per share, (ii) an aggregate of 2,670,892 shares of Common Stock, and (iii) 9,076 shares of the Company’s newly-designated Series B convertible preferred stock, par value $0.086 per share, with a stated value of $1,000 per share, initially convertible into an aggregate of 2,219,084 shares of Common Stock at a conversion price of $4.09 per share, each a freestanding financial instrument, (the “Private Placement”). The aggregate purchase price for the Common Shares, the Preferred Shares and the Warrants was approximately $20,000,000.

By entering into the Private Placement on December 22, 2021, the Company entered into a commitment to issue the Common Shares, Preferred Shares and Series B Warrants on the Initial Closing Date for a fixed price and exercise price, as applicable. The commitment to issue Series B Warrants (the “Warrant Commitment”) represents a derivative financial instrument, other than an outstanding share, that, at inception, has both of the following characteristics: (i) embodies a conditional obligation indexed to the Company’s equity. The Company classified the commitment to issue the warrants as a derivative liability because it represents a written option that does not qualify for equity accounting The Company initially measured the derivative liability at its fair value and will subsequently remeasure the derivative liability, at fair value with changes in fair value recognized in earnings. An option pricing model was utilized to calculate the fair value of the Warrant Commitment. The Company initially recorded $17,652,808 of non-operating unrealized losses within the recognition and change in fair value of warrant liabilities account for the year ended December 31, 2021. The Private Placement closed on January 4, 2022, at which time the Company remeasured the derivative liability for the warrants issued in the transaction. The Company recognized $12,322,737 and $24,748,163 of non-operating unrealized gains within the recognition and change in fair value of warrant liabilities account on the condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively, related to the subsequent changes in its fair value through June 30, 2022. A corresponding derivative liability of $10,757,945 is included on Company’s condensed consolidated balance sheet as of June 30, 2022. The closing of the Private Placement settled the subscription receivable reported on the Company’s balance sheet as of December 31, 2021.

Placement Agent Warrants

In connection with the Private Placement, the Company issued 244,539 warrants to the placement agent for the Private Placement. The warrants were issued as compensation for the Placement Agent’s services. The Placement Agent Warrants are: (i) exercisable on any day after the six (6) month anniversary of the issue date, (ii) expire five years after the closing of the Private Placement, and (iii) exercisable at $4.09 per share. The Placement Agent Warrants contain terms that may require the Company to transfer assets to settle the warrants. Therefore, the Placement Agent Warrants are classified as a derivative liability measured at fair value of $1,525,923 on the date of issuance and will be remeasured each accounting period with the changes in fair value reported in earnings. The Placement Agent Warrants are considered financing expense fees paid to the Placement Agent. Since the financing expenses relate to a derivative liability measured at fair value, this financing expense of $1,525,923, along with non-operating unrealized gains of $310,514 and losses of $268,948, were included in the recognition and change in fair value of warrant liabilities account on the condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively, A corresponding derivative liability of $268,948 is included on Company’s condensed consolidated balance sheet as of June 30, 2022.

NOTE 6. EQUITY

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

In January 2022, the Company issued 9,076 shares of its newly designated Series B convertible preferred stock through the Private Placement for the purpose of raising capital. These shares remain issued and outstanding as of June 30, 2022.

The Series B convertible preferred stock has no voting rights and initially each share of Series B convertible preferred stock may be converted into 245 shares of the Company’s common stock. The holders of the Series B convertible preferred stock are not entitled to receive any dividends other than any dividends paid on account of the common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Preferred Stock were fully converted (disregarding for such purposes any conversion limitations hereunder) to common stock which amounts shall be paid pari passu with all holders of common stock.

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

In January 2022, the Company issued 2,670,892 shares of common stock through the Private Placement for the purpose of raising capital. See Note 5 - Warrant Liabilities for proceeds received by the Company.

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

In May and June 2022, 3,276,929 Series C prepaid warrants were exchanged for 3,276,929 shares of the Company’s common stock.

As of June 30, 2022 and December 31, 2021, there were 14,614,038 and 10,956,109 shares of Common Stock outstanding, respectively.

Warrants

Series A warrant holders exercised 375,000 Series A warrants in January 2022, resulting in 1,695,000 of Series A warrants remaining issued and outstanding as of June 30, 2022.

In January 2022, as a result of the issuance of common stock in the January 2022 stock offering and the Medigap Acquisition, the Company received a deficiency notification from Nasdaq indicating violation of Listing Rule 5365(a). As part of its remediation plan, in March 2022, the Company entered into Exchange Agreements with the holders of common stock issued in January 2022. Pursuant to the Exchange Agreements, the Company issued 3,276,929 Series C prepaid warrants in exchange for 3,276,929 shares of the Company’s common stock. Additionally, as compensation for entering into the Exchange Agreements, the Company issued 1,222,498 Series D prepaid warrants to the January 2022 stock offering investors for no additional consideration. The fair value of the Series D prepaid warrants was treated as a deemed dividend and accordingly was treated as a reduction from income available to common stockholders in the calculation of earnings per share. Refer to Note 7, Earnings (Loss) Per Share for additional information.

In May and June 2022, the 3,276,929 Series C prepaid warrants were converted for 3,276,929 shares of the Company’s common stock for an exercise price of $0.001.   Through June 30, 2022, the Company has received payments of $1,336 from one investor for these issuances.

Equity-based Compensation

Between February and May 2022, three existing employees were awarded bonuses consisting of shares of the Company’s common stock to be vested immediately. The shares granted in 2022 were valued at $766,250. For the three and six months ended June 30, 2022, compensation expense on these grants totaled $100,000 and $766,250, respectively. As of June 30, 2022, these shares have not been issued.

In April 2022 , pursuant to an agreement between the Company and an Executive, the Executive will be compensated with 60,000 shares of the Company’s Common stock. These shares vest quarterly over a three-year period. The shares granted were valued at $178,200 at the date of the grant. For the three and six months ended June 30, 2022, compensation expense on this grant was $70,721. As of June 30, 2022, no shares were issued under this contract.

NOTE 7. EARNINGS (LOSS) PER SHARE

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding.

If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed. Similarly, if the Company has net income but its preferred dividend adjustment made in computing income available to common stockholders results in a net loss available to common stockholders, diluted EPS would be computed in the same manner as basic EPS. Accordingly, for the three and six months ended June 30, 2021, due to a net loss, the outstanding Series A Convertible Preferred Stock is considered anti-dilutive in which 9,076 and 1,167 were issued and outstanding at June 30, 2022 and 2021, respectively. Series A Convertible Preferred Stock is convertible into common stock on a 10 for 1 basis. The outstanding stock options are considered anti-dilutive in which 163,925 and 163,913 were issued and outstanding at June 30, 2022 and 2021.

The following represents the impact of options, stock awards, preferred stock and warrants on basic and diluted EPS for the three and six months ended June 30, 2022:

●	Outstanding stock options are considered anti-dilutive, due to the exercise price being greater than the average market price, in which 163,925, were issued and outstanding at June 30, 2022.
●	Vested Stock awards in the amount of 200,820 have been included in the basic and diluted EPS calculation for the three and six months ended June 30, 2022, and nonvested stock awards in the amount of 31,916 and 46,084 have been included in the diluted EPS calculation for the three and six months ended June 30, 2022, respectively.
●	Outstanding Series A warrants are considered anti-dilutive, due to the exercise price being greater than the average market price, in which 1,695,000, were issued and outstanding at June 30, 2022.
●	Series B Convertible Preferred stock are considered dilutive and included in the calculation of diluted EPS.
●	The 631,276 potential settlement shares of the warrant liability associated with Series B Warrants are considered dilutive and included in the calculation of diluted EPS for the six months ended June 30, 2022. The effects of the warrants that have been recorded in net income on the condensed consolidated statement of operations have been eliminated in the calculation of diluted EPS for the three and six months ended June 30, 2022.

●	The potential settlement shares of the warrant liability associated with the Placement Agent Warrants are considered dilutive and anti-dilutive for the three and six months ended June 30, 2022, respectively, and is included in Diluted EPS calculation for the three months ended June 30, 2022.
●	The 3,276,929 Series C prepaid warrants have been exercised in 2022. 1,676,737 and 2,743,896 weighted shares were included as outstanding shares in the calculation of basic and diluted EPS for the period prior to exercise for the three and six months ended June 30, 2022, respectively, because they represent shares issuable for only nominal consideration.
●	The 1,222,497 Series D prepaid warrants have been included as outstanding shares in the calculation of basic and diluted EPS, as they represent shares issuable for only nominal consideration. The Company reduced income available to common stockholders by $0 and $6,930,335 for the associated Series D deemed dividend in the calculation of basic and diluted EPS for the three and six months ended June 30, 2022, respectively.

The calculations of basic and diluted EPS, are as follows:

	Three Months	Three Months
	ended	ended
	June 30, 2022	June 30, 2021
Net income (loss)	$10,495,691	$(1,276,886)
Deemed dividend	-	-
Net income (loss), numerator, basic computation	10,495,691	(1,276,886)
Recognition and change in fair value of warrant liability	(12,633,251)	-
Net income (loss), numerator, diluted computation	$(2,137,560)	$(1,276,886)

Weighted average shares - denominator basic computation	18,738,290	10,934,489
Effect of stock awards	31,916	-
Effect of preferred stock	2,219,084	-
Weighted average shares, as adjusted - denominator diluted computation	20,989,290	10,934,489
Earnings (loss) per common share – basic	$0.56	$(0.12)
Earnings (loss) per common share – diluted	(0.10)	(0.12)

	Six Months	Six Months
	ended	ended
	June 30, 2022	June 30, 2021
Net income (loss)	$19,835,692	$(1,890,812)
Deemed dividend	(6,930,335)	-
Net income (loss), numerator, basic computation	12,905,357	(1,890,812)
Recognition and change in fair value of warrant liability	(24,748,163)	-
Net income (loss), numerator, diluted computation	$(11,842,806)	$(1,890,812)

Weighted average shares - denominator basic computation	17,238,285	9,259,738
Effect of stock awards	46,084	-
Effect of Series B warrant liability	2,219,084	-
Effect of preferred stock	631,276	-
Weighted average shares, as adjusted - denominator diluted computation	20,134,729	9,259,738
Earnings (loss) per common share - basic	$0.75	$(0.20)
Earnings (loss) per common share - diluted	$(0.59)	$(0.20)

NOTE 8. LEASES

Operating lease expense for the three months ended June 30, 2022 and 2021 was $156,750 and $43,931 respectively. Operating lease expense for the six months ended June 30, 2022 and 2021 was $275,174 and $112,199 respectively. As of June 30, 2022, the weighted average remaining lease term and weighted average discount rate for the operating leases were 4.01 years and 5.76% respectively.

Future minimum lease payment under these operating leases consisted of the following:

Year ending December 31,	Operating Lease Obligations
2022	$303,256
2023	546,275
2024	253,908
2025	144,124
2026	113,738
Thereafter	268,202
Total undiscounted operating lease payments	1,629,503
Less: Imputed interest	(169,978)
Present value of operating lease liabilities	$1,459,525

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of June 30, 2022 and December 31, 2021. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Earn-out liabilities

The following outlines changes to the Company’s earn-out liability balances inclusive of accumulated accretion for the respective period ended June 30, 2022 and December 31, 2021:

	CCS	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2021	$-	$515,308	$615,969	$992,868	$1,689,733	$-	$3,813,878
Changes due to acquisitions	-	-	-	-	-	600,000	600,000
Changes due to payments			(326,935)	(84,473)			(411,408)
Changes due to fair value adjustments	-	32,620	37,741	-	334,602	(50,000)	354,963
Ending balance June 30, 2022	$-	$547,928	$326,775	$908,395	$2,024,335	$550,000	$4,357,433

	CCS	Fortman	Montana	Altruis	Kush	Total
Ending balance December 31, 2020	$81,368	$432,655	$522,553	$1,894,842	$-	$2,931,418
Changes due to business combinations	-	-	-	-	1,694,166	1,694,166
Changes due to payments	-	-	-	(452,236)	-	(452,236)
Changes due to fair value adjustments	-	82,653	93,416	(449,738)	(4,433)	(278,102)
Changes due to write-offs	(81,368)	-	-	-	-	(81,368)
Ending balance December 31, 2021	$-	$515,308	$615,969	$992,868	$1,689,733	$3,813,878

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

As part of our growth and acquisition strategy, we continue to survey the current insurance market for value-add acquisition opportunities. As of June 30, 2022, we have acquired ten insurance agencies, including both affiliated and unaffiliated companies and long term, we seek to conduct all transactions and acquisitions through our direct operations.

Over the next 12 months, we plan to focus on the expansion and growth of our business through continued asset acquisitions in insurance markets and organic growth of our current insurance operations through geographic expansion and market share growth.

Further, we launched our 5MinuteInsure.com (“5MI”) platform during 2021 which expanded our national footprint. 5MI is an all new and high-tech proprietary tool developed by us as a business to consumer portal which enables consumers to compare and purchase car and home insurance in a time efficient and effective manner. 5MI taps into the growing number of online shoppers and utilizes advanced artificial intelligence and data mining techniques, to provide competitive insurance quotes in around 5 minutes with minimal data input needed from the consumer. The platform launched during the summer of 2021 and currently operates in 46 states offering coverage with up to 30 highly rated insurance carriers.

With the acquisition of Barra, we launched RELI Exchange, our business-to-business (B2B) InsurTech platform and agency partner network that builds on the artificial intelligence and data mining backbone of 5MinuteInsure.com. Through RELI Exchange we on-board agency partners and provide them an InsurTech platform which combines the best of digital and human capabilities by providing agents and customers quotes from multiple carriers within minutes. Since inception, RELI Exchange, has increased it’s agent roster by more than 30% in just three months.

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

Financial Instruments

The Company’s financial instruments as of June 30, 2022, consist of derivative warrants. Accounting treatment is to record the derivative financial instruments at their fair values as of the inception/issuance date of and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash gain or loss at each balance sheet date.

Insurance Operations

Our insurance operations focus on the acquisition and management of insurance agencies throughout the U.S. Our primary focus is to pinpoint undervalued wholesale and retail insurance agencies with operations in growing or underserved segments (including healthcare and Medicare, as well as personal and commercial insurance lines). We then focus on expanding their operations on a national platform and improving operational efficiencies in order to achieve asset value appreciation while generating interim cash flows. In the insurance sector, our management team has over 100 years of experiences acquiring and managing insurance portfolios in several states, as well as developing specialized programs targeting niche markets. We plan to accomplish these objectives by acquiring wholesale and retail insurance agencies it deems to represent a good buying opportunity (as opposed to insurance carriers) as insurance agencies bear no insurance risk. Once acquired, we plan to develop them on a national platform to increase revenues and profits through a synergetic structure. The Company is initially focused on segments that are underserved or growing, including healthcare and Medicare, as well as personal and commercial insurance lines.

Insurance Acquisitions and Strategic Activities

As of the balance sheet date, we have acquired ten insurance brokerages (see table below), including both acquisitions of affiliated companies (i.e., owned by Reliance Holdings before the acquisition) and unaffiliated companies. As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

Acquired	Date	Location	Line of Business	Status

U.S. Benefits Alliance, LLC (USBA)	October 24, 2018	Michigan	Health Insurance	Affiliated

Employee Benefit Solutions, LLC (EBS)	October 24, 2018	Michigan	Health Insurance	Affiliated

Commercial Solutions of Insurance Agency, LLC (CCS or Commercial Solutions)	December 1, 2018	New Jersey	P&C – Trucking Industry	Unaffiliated

Southwestern Montana Insurance Center, Inc. (Southwestern Montana or Montana)	April 1, 2019	Montana	Group Health Insurance	Unaffiliated

Fortman Insurance Agency, LLC (Fortman or Fortman Insurance)	May 1, 2019	Ohio	P&C and Health Insurance	Unaffiliated

Altruis Benefits Consultants, Inc. (Altruis)	September 1, 2019	Michigan	Health Insurance	Unaffiliated

UIS Agency, LLC (UIS)	August 17, 2020	New York	Health Insurance	Unaffiliated

J.P. Kush and Associates, Inc. (Kush)	May 1, 2021	Michigan	Health Insurance	Unaffiliated

Medigap Healthcare Insurance Agency, LLC (Medigap)	January 10, 2022	Florida	Health Insurance	Unaffiliated

Barra & Associates, LLC	April 26, 2022	Illinois	Health Insurance	Unaffiliated

J.P. Kush and Associates, Inc. Transaction

On May 1, 2021, we entered into a Purchase Agreement with J.P. Kush and Associates, Inc. whereby we purchased the business and certain assets noted within the Purchase Agreement (the “Kush Acquisition”) for a total purchase price of $3,644,166. The purchase price was paid with a cash payment of $1,900,000, $50,000 in restricted shares of our common stock, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and an earn-out payment.

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

Medigap Healthcare Insurance Agency, LLC Transaction

On January 10, 2022, pursuant to an asset purchase agreement, dated December 21, 2021, we completed the acquisition of all of the assets of Medigap Healthcare Insurance Company, LLC (“Medigap”) for a purchase price of $20,096,250 consisting of: (i) payment to Medigap of $18,138,750 in cash and (ii) the issuance to Medigap of 606,037 shares of the Company’s restricted common stock in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The purchase price is subject to post-closing adjustment to reconcile certain pre-closing credits and liabilities of the parties.  The shares issued to Medigap as part of the purchase price are subject to lock up arrangements pursuant to which 50% of the shares may be sold after the one-year anniversary of the date of closing of the transaction and the balance of the shares may be sold after the second-year anniversary of the date of closing of the transaction.

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
	$22,902,201

Goodwill of $19,199,008 arising from the acquisition of Medigap consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the acquisition of Medigap is currently expected to be deductible for income tax purposes. Total acquisition costs for the acquisition of Medigap incurred were $94,065 recorded as a component of General and administrative expenses. The approximate revenue and net profit or loss for the acquired business as a standalone entity per ASC 805 from January 10, 2022 to June 30, 2022 was $2,537,061 and a loss of $412,943, respectively.

Barra & Associates, LLC Transaction

On April 26, 2022, we entered into an asset purchase agreement (the “APA”) with Barra & Associates, LLC (“Barra”) pursuant to which the Company purchased all of the assets of Barra & Associates, LLC on April 26, 2022 for a purchase price in the amount of $7,725,000 in cash, with $6,000,000 paid to Barra at closing, $1,125,000 payable in six months from closing, and a final earnout of $600,000  payable over two years from closing based upon meeting stated milestones. The APA contains standard, commercial representations and warranties and covenants. The source of the cash payment was $6,520,000 in funds borrowed from Oak Street Lending (“Loan”), our existing lender pursuant to a Fifth Amendment to Credit Agreement and Promissory Note, of even date. The purchase price is subject to post-closing adjustment to reconcile certain pre-closing credits and liabilities of the parties.

The acquisition of Barra was accounted for as a business combination in accordance with the acquisition method pursuant to FASB Topic No. 805, Business Combination (ASC 805). Accordingly, the total purchase consideration was allocated to the assets acquired, and liabilities assumed based on their respective estimated fair values. The acquisition method of accounting requires, among other things, that assets acquired, and liabilities assumed, if any, in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, and timing.

The preliminary allocation of the purchase price in connection with the acquisition of Medigap was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Acquired accounts receivable	$92,585
Property, plant and equipment	8,593	7
Right-of-use asset	122,984
Trade names	22,000	4
Customer relationships	550,000	10
Developed technology	230,000	5
Agency relationships	2,585,000	10
Lease liability	(122,984)
Goodwill	4,236,822	Indefinite
	$7,725,000

Goodwill of $4,236,822 arising from the acquisition of Barra consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the acquisition of Barra is currently expected to be deductible for income tax purposes. Total acquisition costs incurred through June 30, 2022 for the acquisition of Barra were $72,793 recorded as a component of General and administrative expenses.

The approximate revenue and net profit or loss for the acquired business as a standalone entity per ASC 805 from April 26, 2022 to June 30, 2022 was $270,321 and a loss of $38,698, respectively.

Recent Developments

Private Placement

On December 22, 2021, we entered into a securities purchase agreement with several institutional buyers for the purchase and sale of (i) warrants to purchase an aggregate of up to 9,779,952 shares of the Company’s common stock, par value $0.086 per share at an exercise price of $4.09 per share, (ii) an aggregate of 2,670,892 shares of Common Stock, and (iii) 9,076 shares of the Company’s newly-designated Series B convertible preferred stock, par value $0.086 per share, with a stated value of $1,000 per share, initially convertible into an aggregate of 2,219,084 shares of Common Stock at a conversion price of $4.09 per share in a private placement (the “Private Placement”).

On January 5, 2022, pursuant to the securities purchase agreement dated December 22, 2021, the Private Placement was closed. The Private Placement resulted in aggregate gross proceeds to us of approximately $20,000,000, before deducting placement agent fees and other offering expenses payable by us. The Warrants are exercisable upon issuance and will expire five years from the date of issuance. In connection with the Private Placement, we issued to the placement agent warrants to purchase 244,539 shares of the Company’s Common Stock at an exercise price of $4.09 per share (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Warrants issued in the Private Placement.

Nasdaq Notification and Warrant Exchange

On January 31, 2022, we received a deficiency notification from Nasdaq regarding the issuance of shares in the Medigap Acquisition and Private Placement in violation of Listing Rule 5635(a). This rule requires an issuer to obtain shareholder approval with respect to an acquisition paid for from the proceeds of a sale of common stock of the issuer which equals or exceeds 20% of the shares of the issuer, issued and outstanding prior to the acquisition. The Company submitted a remediation plan under which the Nasdaq granted us an extension to implement the required changes until May 10, 2022.

As part of its remediation plan, on March 22, 2022 we entered into Exchange Agreements with the holders of common stock issued in January 2022 resulting from the Medigap Acquisition and Private Placement. Pursuant to the Exchange Agreements, we issued 3,276,929 Series C prepaid warrants in exchange for 3,276,929 shares of our common stock that were previously issued. Additionally, to compensate the Private Placement investors for entering into the Exchange Agreements, we issued 1,222,498 Series D prepaid warrants to such investors for no additional consideration on the same date. The fair value of the Series D prepaid warrants upon issuance was $6,930,335; such amount was treated as a deemed dividend and accordingly reduced income available to common stockholders for the period. Shares of common stock underlying the Series C and D prepaid warrants are treated as outstanding for purposes of calculating basic and diluted earnings per share. The Series C warrants were exercised during the quarter ended June 30, 2022.

Stock Split

On January 21, 2021 we effected a reverse split of the issued and outstanding shares of common stock in a ratio of 1:85.71 which is simultaneously occurred with the Company’s uplisting to the Nasdaq Capital Market. The Company has adjusted all of share and per share numbers to take into account this reverse stock split.

Results of Operations

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

The following table sets forth our revenue and operating expenses for each of the years presented.

	June 30, 2022	June 30, 2021
Revenue
Commission income	$4,207,126	$2,190,847
Total revenue	4,207,126	2,190,847

Operating expenses
Commission expense	850,128	558,271
Salaries and wages	2,176,792	1,110,629
General and administrative expenses	1,759,217	1,202,350
Marketing and advertising	609,383	55,021
Depreciation and amortization	756,403	369,366
Total operating expenses	6,151,923	3,295,637

Loss from operations	(1,944,797)	(1,104,790)

Total Other income (expense)	12,440,488	(172,096)

Net income (loss)	$10,495,691	$(1,276,886)

Revenues

The Company’s revenue is primarily comprised of commission paid by health insurance carriers or their representatives related to insurance plans that have been purchased by a member who used our services. We define a member as an individual currently covered by an insurance plan, including individual and family, Medicare-related, small business, and ancillary plans, for which the Company is entitled to receive compensation from an insurance carrier.

We had revenues of $4.2 million for the three months ended June 30, 2022, as compared to $2.2 million for the three months ended June 30, 2021. The increase of $2.0 million or 92% is primarily driven by expanded operations, both organic and due to the additional insurance agencies acquired throughout 2021 and 2022.

Commission expense

We had total commission expense of $850,000 for the three months ended June 30, 2022 compared to $558,000 for the three months ended June 30, 2021. The increase of $292,000 or 52% is primarily driven by expanded operations, both organic and due to the additional insurance agencies acquired throughout 2021 and 2022.

Salaries and wages

We reported $2.2 million of salaries and wages expense for the three months ended June 30, 2022 compared to $1.1 million for the three months ended June 30, 2021. The increase of $1.1 million or 96% is a result of the Company’s growth driven by expanded operations, both organic and due to the additional insurance agencies acquired throughout 2021 and 2022.

General and administrative expenses

We had total general and administrative expenses of $1.8 million for the three months ended June 30, 2022, as compared to $1.2 million for the three months ended June 30, 2021. The increase in expense of $600,000 or 46% is a result of the Company’s growth driven by expanded operations, both organic and due to the additional insurance agencies acquired throughout 2021 and 2022.

Marketing and advertising

We reported $609,000 of marketing and advertising expense for the three months ended June 30, 2022 compared to $55,000 for the three months ended June 30, 2021. The increase of $554,000 or 1008% is primarily a result of Medigap’s direct business to consumer marketing model deployed through social media platforms, in addition to overall increased branding and outreach efforts to achieve greater industry presence.

Depreciation and amortization

We reported $756,000 of depreciation and amortization expense for the three months ended June 30, 2022 compared to $369,000 for the three months ended June 30, 2021. The increase of $387,000 or 105% is a result of our acquired assets through business combinations.

Other income and expense

We reported $12.4 million of other income for the three months ended June 30, 2022 compared to $172,000 of other expense for the three months ended June 30, 2021. The increase of $12.6 million or 7329% is attributable primarily to the change in fair value of warrant liabilities of $12.6 million.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

The following table sets forth our revenue and operating expenses for each of the periods presented.

	June 30, 2022	June 30, 2021
Revenue
Commission income	$8,442,907	$4,514,577
Total revenue	8,442,907	4,514,577

Operating expenses
Commission expense	1,754,283	1,087,743
Salaries and wages	4,258,967	2,029,174
General and administrative expenses	4,212,287	2,206,751
Marketing and advertising	1,196,405	78,100
Depreciation and amortization	1,363,928	702,454
Total operating expenses	12,785,870	6,104,222

Loss from operations	(4,342,963)	(1,589,645)

Total Other income (expense)	24,178,655	(301,167)

Net income (loss)	$19,835,692	$(1,890,812)

Revenues

We had revenues of $8.4 million for the six months ended June 30, 2022, as compared to $4.5 million for the six months ended June 30, 2021. The increase of $3.9 million or 87% is primarily driven by expanded operations, both organic and due to the additional insurance agencies acquired throughout 2021 and 2022.

Commission expense

We had total commission expense of $1.8 million for the six months ended June 30, 2022 compared to $1.1 million for the six months ended June 30, 2021. The increase of $700,000 or 61% is primarily driven by expanded operations, both organic and due to the additional insurance agencies acquired throughout 2021 and 2022.

Salaries and wages

We reported $4.3 million of salaries and wages expense for the six months ended June 30, 2022 compared to $2.0 million for the six months ended June 30, 2021. The increase of $2.3 million or 110% is primarily driven by expanded operations, both organic and due to the additional insurance agencies acquired throughout 2021 and 2022.

General and administrative expenses

We had total general and administrative expenses of $4.2 million for the six months ended June 30, 2022, as compared to $2.2 million for the six months ended June 30, 2021. The increase in expense of $2.0 million or 91% is primarily driven by expanded operations, both organic and due to the additional insurance agencies acquired throughout 2021 and 2022.

Marketing and advertising

We reported $1.2 million of marketing and advertising expense for the six months ended June 30, 2022 compared to $78,000 for the six months ended June 30, 2021. The increase of $1.1 million or 1432% is primarily a result of Medigap’s direct business to consumer marketing model deployed through social media platforms, in addition to overall increased branding and outreach efforts to achieve greater industry presence.

Depreciation and amortization

We reported $1.4 million of depreciation and amortization expense for the six months ended June 30, 2022 compared to $702,000 for the six months ended June 30, 2021. The increase of $698,000 or 84% is a result of the assets we acquired through business combinations.

Other income and expense

We reported $24.2 million of other income for the six months ended June 30, 2022 compared to a loss of $301,000 for the six months ended June 30, 2021. The increase of $24.5 million or 8128% is attributable primarily to the recognition and change in fair value of warrant liabilities of $24.5 million.

Liquidity and capital resources

As of June 30, 2022, we had a cash balance of $4.4 million and a working capital deficit of $3.4 million compared with a cash balance of $4.6 million and working capital deficit of $37 million at December 31, 2021. The increase in working capital is primarily attributable to the issuance of the derivative warrant liability commitments, effectively reclassifying them from current to non-current liabilities.

The spread of the coronavirus (COVID-19) outbreak in the United States has resulted in economic uncertainties which may negatively impact our business operations. While the disruption is expected to be temporary, there is uncertainty surrounding the duration and extent of the impact. Currently we have not seen any material financial impact as a result of the coronavirus outbreak. However, management is actively monitoring the global situation on its financial condition, liquidity, operations, industry and workforce.

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

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(1,311,411)	$(1,493,252)
Net cash used in investing activities	(24,625,929)	(1,761,576)
Net cash provided by financing activities	25,714,021	9,558,012
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(223,319)	$6,303,184

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $1.3 million, which includes net income of $19.8 million offset by non-cash expenses of $21.8 million principally related to recognition and change in fair value of warrant liabilities of $24.5 million, offset by share based compensation expense of $919,000, depreciation and amortization of $1.4 million, and an earn-out fair value adjustment of $355,000, as well as changes of net working capital items in the amount of $651,000 principally due to a decreases in accounts payable and accrued expenses of $1.7 million, offset by a decrease in accounts receivable of $41,000, a decrease prepaid expense and other current assets of $2.2 million, an increase in other payables of $127 million and increase of the chargeback reserve of $,000.

Investing Activities.

During the six months ended June 30, 2022, cash flows used in investing activities were $24.6 million compared to cash flow used in investing activities of $1.8 for the six months ended June 30, 2021. The 2021 cash used relates to cash paid for the acquisition of Medigap and Barra of $24.1 million, the purchase of property and equipment of $21,000 and cash paid of $466,000 for intangible assets .

Financing Activities.

During the six months ended June 30, 2022, cash provided by financing activities was $25.7 million as compared to $9.6 million for the six months ended June 30, 2021. The net cash provided by financing activities is primarily related to proceeds from Private Placement offering of shares of common stock and preferred stock in January 2022. The net proceeds from the issuance of these shares was $17.9 million. Additionally, we received proceeds of $2.5 million from the exercise of Series A warrants and $6.5 million through loan proceeds received for a business acquisition. These were offset by debt principal repayments of $448,000, payment of debt issuance costs of $214,000 and the repayments of loans payable to related parties of $22,000 and short term financing of $41,000.

Critical Accounting Estimates

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

Revenue recognition:

We recognize revenue in accordance with Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers which at its core, recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

We earn additional revenue including contingent commissions, profit-sharing, override and bonuses based on meeting certain revenue or profit targets established periodically by the carriers (collectively the Contingent Commissions). The Contingent Commissions are earned when we achieve the targets established by the insurance carries. The insurance carriers notify the company when it has achieved the target. We only recognize revenue to the extent that it is probable that a significant reversal of the revenue will not occur.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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

PART II

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of June 30, 2022. Litigation relating to the insurance brokerage industry is not uncommon. As such we, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the information disclosed in Part I, Item1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not been previously disclosed in our filings with the SEC.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this Form 10-K.

Exhibit No.	Description

3.1

Articles of Incorporation of Issuer (incorporated by reference to exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.2	Bylaws of Issuer (incorporated by reference to exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.3

Articles of Formation of Southwestern Montana Insurance Center, LLC(incorporated by reference to exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.4

Certificate of Formation of Commercial Coverage Solutions LLC(incorporated by reference to exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.5

Articles of Organization of Employee Benefits Solutions, LLC(incorporated by reference to exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.6

Articles of Organization of Fortman Insurance Solutions, LLC (incorporated by reference to exhibit 3.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.7

Articles of Organization of US Benefits Alliance, LLC (incorporated by reference to exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.8

Articles of Incorporation of Altruis Benefits Corporation (incorporated by reference to exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.9	Articles of Incorporation of Kush Benefit Solutions, LLC Corporation (incorporated by reference to exhibit 3.9 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.10	Articles of Amendment to the Articles of Incorporation (incorporated by reference to exhibit 3.9 to Amendment No.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 5, 2021)(File Number 333-249381))

3.11	Amendment to Articles of Incorporation(incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2022 (File Number 001-40020))

3.12	Medigap Healthcare Insurance Agency LLC Formation and Assignment Documents(incorporated by reference to exhibit 3.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.13	Articles of Organization of RELI Exchange, LLC

10.1	Asset Purchase Agreement with Barra and Associates (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2022(File Number 001-40020))

10.2

Loan Agreement with Oak Street Lending (Incorporated by reference to the Registrant’s Current Report on Form 8-K, File No. 001-40020, filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020))

10.3	Employment Agreement with Grant Barra (Incorporated by reference to the Registrant’s Current Report on Form 8-K, File No. 001-40020, filed with the Securities and Exchange Commission on May 2, 2022(File Number 001-40020))
31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*
32.2	Section 1350 Certification of the Chief Financial Officer and Chief Financial Officer*
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this Form 10-Q statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lakewood, State of New Jersey on August 15, 2022.

Reliance Global Group, Inc.

By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 15, 2022

Reliance Global Group, Inc.

By:	/s/ Willian Lebovics
William Lebovics
Chief Financial Officer
(Principal Financial Officer)

Date: August 15, 2022

