Form 10-Q
period 2022-09-30
Reliance Global Group, Inc.
filed 2022-11-14
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes: ☐ No: ☒

At November 14, 2022 the registrant had 18,054,469 shares of common stock, par value $0.086 per share, outstanding.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$1,615,054	$4,136,180
Restricted cash	1,409,562	484,542
Accounts receivable	1,025,120	1,024,831
Accounts receivable, related parties	1,159	7,131
Note receivables	-	-
Other receivables	37,674	-
Prepaid expense and other current assets	399,506	2,328,817
Total current assets	4,488,075	7,981,501

Property and equipment, net	199,030	130,359
Right-of-use assets	1,327,361	1,067,734
Investment in NSURE, Inc.	1,350,000	1,350,000
Intangibles, net	14,359,973	7,078,900
Goodwill	33,486,107	10,050,277
Other non-current assets	23,284	16,792
Total assets	$55,233,830	$27,675,563

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and other accrued liabilities	$1,221,583	$2,759,160
Other payables	1,241,341	81,500
Chargeback reserve	1,350,533	-
Short term Financing Agreements	309,993	-
Current portion of long-term debt	1,026,541	913,920
Current portion of leases payable	538,018	276,009
Earn-out liability, current portion	2,283,380	3,297,855
Warrant commitment	-	37,652,808
Total current liabilities	7,971,389	44,981,252

Loans payable, related parties, less current portion	1,679,560	353,766
Long term debt, less current portion	12,640,673	7,085,325
Leases payable, less current portion	833,395	805,326
Earn-out liability, less current portion	635,647	516,023
Warrant liabilities	3,107,578	-
Total liabilities	26,868,242	53,741,692
Stockholders’ equity (deficit):
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.086 par value; 2,000,000,000 shares authorized and 18,054,469 and 10,956,109 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,551,358	940,829
Additional paid-in capital	34,314,591	26,451,187
Stock subscription receivable	-	(20,000,000)
Accumulated deficit	(7,500,361)	(33,458,145)
Total stockholders’ equity (deficit)	28,365,588	(26,066,129)
Total liabilities and stockholders’ equity (deficit)	$55,233,830	$27,675,563

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Commission income	$4,153,361	$2,581,636	$12,596,268	$7,096,213
Total revenue	4,153,361	2,581,636	12,596,268	7,096,213

Operating expenses
Commission expense	862,857	660,708	2,617,140	1,748,451
Salaries and wages	2,114,730	1,188,267	6,373,697	3,217,441
General and administrative expenses	1,253,097	755,130	5,465,384	2,961,881
Marketing and advertising	726,115	65,010	1,922,520	143,110
Depreciation and amortization	713,444	387,729	2,077,372	1,090,183
Total operating expenses	5,670,243	3,056,844	18,456,113	9,161,066

Loss from operations	(1,516,882)	(475,208)	(5,859,845)	(2,064,853)

Other income (expense)
Other expense, net	(280,340)	(120,025)	(580,900)	(421,192)
Recognition and change in fair value of warrant liabilities	7,919,315	-	32,398,530	-
Total other income (expense)	7,638,975	(120,025)	31,817,630	(421,192)

Net income (loss)	$6,122,093	$(595,233)	$25,957,785	$(2,486,045)

Basic earnings (loss) per share	$0.35	$(0.05)	$1.10	$(0.25)
Diluted earnings (loss) per share	$(0.10)	$(0.05)	$(0.78)	$(0.25)
Weighted average number of shares outstanding - Basic	17,424,267	10,944,439	17,320,146	9,809,092
Weighted average number of shares outstanding - Diluted	17,424,267	10,944,439	17,320,146	9,809,092

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2021	-	$-	10,956,109	$940,829	-	$-	$26,451,187	$(20,000,000)	$(33,458,145)	$(26,066,129)

Share based compensation	-	-	-	-	-	-	739,960	-	-	739,960

Shares issued due to private placement	9,076	781	2,670,892	229,694	-	-	(230,424)	20,000,000	-	20,000,051

Shares issued pursuant to acquisition of Medigap	-	-	606,037	52,119	-	-	4,711,332	-	-	4,763,451

Exercise of Series A warrants	-	-	375,000	32,250	-	-	2,442,750	-	-	2,475,000

Issuance of prefunded Series C Warrants in exchange for common shares	-	-	(3,276,929)	(281,815)	-	-	281,815	-	-	-

Shares issued for vested stock awards	-	-	6,000	516	-	-	(516)	-	-	-

Net Income	-	-	-	-	-	-	-	-	9,340,000	9,340,000

Balance, March 31, 2022	9,076	$781	11,337,109	$973,593	-	$-	$34,396,104	$-	$(24,118,145)	$11,252,333

Share based compensation	-	-	-	-	-	-	179,083	-	-	179,083

Issuance of common stock for conversion of Series C warrants	-	-	3,276,929	281,815	-	-	(280,479)	-	-	1,336

Net Income	-	-	-	-	-	-	-	-	10,495,691	10,495,691

Balance, June 30, 2022	9,076	$781	14,614,038	$1,255,408	-	$-	$34,294,708	$-	$(13,622,454)	$21,928,443

Share based compensation	-	-	-	-	-	-	314,257	-	-	314,257

Issuance of common stock for conversion of Series D warrants	-	-	1,221,347	105,100	-	-	(104,305)	-	-	795

Shares issued due to conversion of preferred stock	(9,076)	(781)	2,219,084	190,850	-	-	(190,069)	-	-	-

Net Income	-	-	-	-	-	-	-	-	6,122,093	6,122,093

Balance, September 30, 2022	-	$-	18,054,469	$1,551,358	-	$-	$34,314,591	$-	$(7,500,361)	$28,365,588

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital		Deficit	Total
Balance, December 31, 2020	395,640	$33,912	4,241,028	$363,517	23,341	$340,000	$11,559,239	-	$(12,359,680)	$(63,012)

Share based compensation	-	-	-	-	-	-	246,966		-	246,966

Shares issued for services	-	-	15,000	1,290	-	-	89,760		-	91,050

Shares issued due to public offering, net of offering costs of $1,672,852	-	-	1,800,000	154,800	-	-	8,954,348		-	9,109,148

Over-allotment shares from offering, net of offering costs of $250,928	-	-	270,000	23,220	-	-	1,343,153		-	1,366,373

Warrants sold during public offering at quoted price	-	-	-		-	-	20,700		-	20,700

Shares issued due to conversion of preferred stock	(394,493)	(33,812)	3,944,930	339,264	-	-	(305,452)		-	-

Shares issued due to conversion of debt	-	-	633,333	54,467	-	-	3,745,533		-	3,800,000

Rounding shares related to initial public offering	-	-	1,885	-	(3)	-	-		-	-

Shares issued pursuant to software purchase	-	-	23,338	1,984	(23,338)	(340,000)	338,016		-	-

Net loss	-	-	-	-	-	-	-		(613,926)	(613,926)

Balance, March 31, 2021	1,147	$100	10,929,514	$938,542	-	$-	$25,992,263	-	$(12,973,606)	$13,957,299

Share based compensation	-	-	-	-	-	-	183,132		-	183,132

Rounding shares related to initial public offering	20	-	-	-	-	-	-		-	-

Shares issued pursuant to acquisition of Kush	-	-	14,925	1,284	-	-	48,716		-	50,000

Net loss	-	-	-	-	-	-	-		(1,276,886)	(1,276,886)

Balance, June 30, 2021	1,167	$100	10,944,439	$939,826	-	$-	$26,224,111	-	$(14,250,492)	$12,913,545

Share based compensation	-	-	-	-	-	-	146,225		-	146,225

Rounding shares related to initial public offering	-	-	-	-	-	-	-		-	-

Shares issued pursuant to acquisition of Kush	-	-	-	-	-	-	-		-	-

Net loss	-	-	-	-	-	-	-		(595,233)	(595,233)

Balance, September 30, 2021	1,167	$100	10,944,439	$939,826	-	$-	$26,370,336		$(14,845,725)	$12,464,537

The accompanying notes are an integral p9rt of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$25,957,785	$(2,486,045)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,077,372	1,090,183
Amortization of debt issuance costs and accretion of debt discount	28,702	37,822
Non-cash lease expense	30,451	2,331
Stock compensation expense	1,233,300	667,373
Earn-out fair value and write-off adjustments	132,445	-
Recognition and change in fair value of warrant liabilities	(32,398,530)	-
Change in operating assets and liabilities:
Accounts payables and other accrued liabilities	(1,541,037)	(314,045)
Accounts receivable	92,297	(87,058)
Accounts receivable, related parties	5,972	(7,131)
Other receivables	(37,674)	3,825
Other payables	34,841	(112)
Charge back reserve	(133,940)	-
Other non-current assets	(6,492)	(14,992)
Prepaid expense and other current assets	2,346,510	(196,471)
Net cash used in operating activities	(2,177,998)	(1,304,320)

Cash flows from investing activities:
Purchase of property and equipment	(67,906)	(24,257)
Business acquisitions, net of cash acquired	(24,138,750)	(1,608,586)
Purchase of intangibles	(775,953)	(331,054)
Net cash used in investing activities	(24,982,609)	(1,963,897)

Cash flows from financing activities:
Principal repayments of debt	(663,016)	(663,907)
Proceeds from loan for business acquisition	6,520,000	-
Payment of debt issuance costs	(214,257)	-
Payments on earn-out liabilities	(1,627,296)	(452,236)
Proceeds from loans payable, related parties	1,500,000	2,931
Payments of loans payable, related parties	(174,206)	(504,899)
Proceeds from exercise of warrants into common stock	2,477,131	-
Repayments on short-term financing	(107,206)
Net proceeds from private placement issuance of shares and warrants	17,853,351	-
Issuance of common stock	-	10,496,221
Net cash provided by financing activities	25,564,501	8,878,110

Net (decrease) increase in cash and restricted cash	(1,596,106)	5,609,893
Cash and restricted cash at beginning of period	4,620,722	529,581
Cash and restricted cash at end of period	$3,024,616	$6,139,474

Supplemental disclosure of cash and non-cash investing and financing transactions:
Cash paid for interest	$562,800	$350,175
Issuance of series D warrants	$6,930,335	$-
Issuance of placement agent warrants	$1,525,923	$-
Prepaid insurance acquired through short-term financing	$417,199	$-
Conversion of preferred stock into common stock	$190,069	$339,264
Conversion of debt into equity	$-	$3,800,000
Cashless conversion of series D warrants into common stock	$36,761	$-
Common stock issued pursuant to acquisition	$4,763,451	$50,000
Common stock issued in lieu of services	$-	$91,050
Issuance of common stock pursuant to the purchase of software	$-	$340,000
Acquisition of business deferred purchase price	$1,125,000	$-
Lease assets acquired in exchange for lease liabilities	$628,004	$861,443

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

Liquidity

As of September 30, 2022, the Company’s reported cash and restricted cash aggregated balance was approximately $3,024,000, current assets were approximately $4,488,000, while current liabilities were approximately $7,971,000. As of September 30, 2022, the Company had a working capital deficit of approximately $3,483,000 and stockholders’ equity of approximately $28,366,000. For the nine months ended September 30, 2022, the Company reported loss from operations of approximately $5,860,000, a non-cash, non-operating gain on the recognition and change in fair value of warrant liabilities of approximately $32,399,000, resulting in an overall net income of approximately $25,958,000. For the nine months ended September 30, 2022, the Company reported negative cash flows from operations of approximately $2,178,000. The Company completed a capital offering in January 2022 that raised net proceeds of approximately $17,853,000. Management believes the Company’s financial position and its ability to raise capital to be reasonable and sufficient.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Cash and Restricted Cash

Cash and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows:

	September 30, 2022	September 30, 2021
Cash	$1,615,054	$5,655,103
Restricted cash	1,409,562	484,371
Total cash and restricted cash	$3,024,616	$6,139,474

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

Warrant Liabilities: The Company re-measures fair value of its Level 3 warrant liabilities at the balance sheet date, using a binomial option pricing model. The following summarizes the significant unobservable inputs:

	September 30, 2022	December 31, 2021
Stock price	$0.78	$6.44
Volatility	105%	90%
Time to expiry	4.26	5
Dividend yield	0%	0%
Risk free rate	4.10%	1.10%

The following reconciles fair value of the liability classified warrants:

	Three and Nine Months ended September 30, 2022
	Series B Warrant Commitment	Series B warrant liabilities	Placement agent warrants	Total
Beginning balance	$37,652,808	$-	$-	$37,652,808
Initial recognition	-	55,061,119	1,525,923	56,587,042
Unrealized (gain) loss	17,408,311	(31,980,437)	(946,461)	(15,518,587)
Warrants exercised or transferred	(55,061,119)			(55,061,119)
Ending balance, March 31, 2022	$-	$23,080,682	$579,462	$23,660,144
Unrealized (gain) loss	-	(12,322,737)	(310,514)	(12,633,251)
Ending balance, June 30, 2022	$-	$10,757,945	$268,948	$11,026,893
Unrealized (gain) loss	-	(7,726,161)	(193,154)	(7,919,315)
Ending balance, September 30, 2022	-	3,031,784	75,794	3,107,578

	December 31, 2021
	Series B Warrant Commitment	Total
Beginning balance	$-	$-
Initial recognition	20,244,497	20,244,497
Unrealized (gain) loss	17,408,311	17,408,311
Ending balance	$37,652,808	$37,652,808

Earn-out liabilities: The Company generally values its Level 3 earn-out liabilities using the income valuation approach. Key valuation inputs include contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. The following table summarizes the significant unobservable inputs used in the fair value measurements:

	September 30, 2022	December 31, 2021
Valuation technique	Discounted cash flow	Discounted cash flow
Significant unobservable input	Projected revenue and probability of achievement	Projected revenue and probability of achievement

The Company values its Level 3 earn-out liability related to the Barra Acquisition using a Monte Carlo simulation in a risk-neutral framework (a special case of the Income Approach). The following summarizes the significant unobservable inputs:

September 30, 2022
WACC Risk Premium:	14.5%
Volatility	50%
Credit Spread:	15.1%
Payment Delay (days)	90%
Risk free rate	USD Yield Curve
Discounting Convention:	Mid-period
Number of Iterations	100,000

Undiscounted remaining earn out payments are approximately $3,291,883 as of September 30, 2022. The following table reconciles fair value of earn-out liabilities for the period ending September 30, 2022:

	September 30, 2022	December 31, 2021
Beginning balance – January 1	$3,813,878	$2,931,418

Acquisitions and Settlements	(1,027,296)	1,160,562

Period adjustments:
Fair value changes included in earnings*	132,445	(278,102)

Ending balance	$2,919,027	$3,813,878
Less: Current portion	(2,283,380)	(3,297,855)
Ending balance, less current portion	635,647	516,023

*	Recorded as a reduction to general and administrative expenses

Investment in Nsure

On February 19, 2020, the Company entered into a securities purchase agreement with NSURE, Inc. (“NSURE”), which was further amended on October 8, 2020, and as amended provides that the Company may invest up to an aggregate of $5,700,000 in NSURE to be funded in three tranches. In exchange, the Company will receive a total of 928,343 shares of NSURE’s Class A Common Stock.

During the course of calendar year 2020 and by October 8, 2020, the Company funded the first tranche, $1,350,000 in exchange for 394,029 shares. The second tranche allowed the Company to acquire an additional 209,075 shares at a price of $6.457 per share by no later than December 30, 2020. The third full tranche allowed the Company to purchase an additional 325,239 shares at a purchase price of $9.224 after December 20, 2020, but no later than March 31, 2021.

The Company did not fund tranches two and three in the required timeframes, thus, the Company relinquished its rights under the contract to any additional NSURE shares aside for the ones already acquired with tranche one.

The Company measures the NSURE shares subsequent to acquisition in accordance with ASC 321-10-35-2, at cost less impairment since no readily determinable fair value is available to the Company. The investment is reviewed for impairment at each reporting period by qualitatively assessing any indicators demonstrating fair value of the investment is less than carrying value. The Company did not observe any price changes resulting from orderly transactions for identical or similar assets for the periods ended September 30, 2022 or September 30, 2021. ASC 321-10-50-4 further requires an entity to disclose unrealized gains and losses for periods that relate to equity securities held at a reporting date. To-date, the Company has not recognized any unrealized gains or losses on the NSURE security.

In accordance with ACS 321-10-35-3, the Company performed a qualitative assessment to determine if the investment may be impaired. After considering the indicators contained in ASC 321-10-35-3a –3e, the Company determined that the investment was not impaired.

Revenue Recognition

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Three Months ended September 30, 2022	Medical/Life	Property and Casualty	Total
Regular
EBS	$212,384	$-	$212,384
USBA	13,732	-	13,732
CCS/UIS	-	76,035	76,035
Montana	426,591	-	426,591
Fortman	259,255	186,860	446,115
Altruis	896,012	-	896,012
Kush	366,219	-	366,219
Medigap	1,331,593		1,331,593
Barra	83,615	301,065	384,680
	$3,589,401	$563,960	$4,153,361

Nine Months ended September 30, 2022	Medical/Life	Property and Casualty	Total
Regular
EBS	$645,217	$-	$645,217
USBA	39,638	-	39,638
CCS/UIS	-	177,111	177,111
Montana	1,385,017	-	1,385,017
Fortman	949,189	589,924	1,539,113
Altruis	3,056,257	-	3,056,257
Kush	1,230,259	-	1,230,259
Medigap	3,868,654		3,868,654
Barra	153,539	501,463	655,002
	$11,327,770	$1,268,498	$12,596,268

Three Months ended September 30, 2021	Medical/Life	Property and Casualty	Total
Regular
EBS	226,233	-	226,233
USBA	18,241	-	18,241
CCS/UIS	-	120,762	120,762
Montana	343,546	-	343,546
Fortman	357,638	194,218	551,856
Altruis	807,775	-	807,775
Kush	513,223	-	513,223
	$2,266,656	$314,980	$2,581,636

Nine Months ended September 30, 2021	Medical/Life	Property and Casualty	Total
Regular
EBS	$642,428	$-	$642,428
USBA	45,861	-	45,861
CCS/UIS	-	274,928	274,928
Montana	1,283,402	-	1,283,402
Fortman	884,073	628,327	1,512,400
Altruis	2,558,653	-	2,558,653
Kush	778,541	-	778,541

	$6,192,958	$903,255	$7,096,213

The following, are customers representing 10% or more of total revenue:

	For the three months ended September 30,
Insurance Carrier	2022	2021
LTC Global	27%	-%
Priority Health	21%	27%
BlueCross BlueShield	10%	24%

	For the Nine months ended September 30,
Insurance Carrier	2022	2021
LTC Global	27%	-%
Priority Health	24%	30%
BlueCross BlueShield	10%	25%

No other single Customer accounted for more than 10% of the Company’s commission revenues. The loss of any significant customer, including Priority Health, BlueCross BlueShield and LTC Global could have a material adverse effect on the Company.

Income Taxes

The Company recorded no income tax expense for the three and nine months ended September 30, 2022 and 2021 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2022 and December 31, 2021, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Accordingly, the Company’s comparative condensed consolidated financial statements and impacted notes have been revised from amounts previously reported to reflect these adjustments. The following table illustrates the impact on previously reported amounts and adjusted balances presented in the condensed consolidated financial statements for the period ended September 30, 2022.

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

The approximate revenue and net profit or loss for the acquired business as a standalone entity per ASC 805 from January 10, 2022 to September 30, 2022 was $3,868,654 and a loss of $693,861, respectively.

Pro Forma Information

The results of operations of Medigap will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental pro-forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the nine months ended September 30, 2022 and 2021:

	September 30,	September 30,
	2022	2021
Revenue	$12,962,843	$10,931,340
Net Income (Loss)	$25,971,268	$(2,344,977)
Earnings (Loss) per common share, basic	$1.10	$(0.24)
Earnings (Loss) per common share, diluted	$(0.78)	$(0.24)

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

Goodwill of $4,236,822 arising from the acquisition of Barra consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the acquisition of Barra is currently expected to be deductible for income tax purposes. Total acquisition costs incurred through September 30, 2022 for the acquisition of Barra were $72,793 recorded as a component of General and administrative expenses.

The approximate revenue and net profit or loss for the acquired business as a standalone entity per ASC 805 from April 26, 2022 to September 30, 2022 was $655,002 and a loss of $182,603, respectively.

Pro Forma Information

The results of operations of Barra will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental pro forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the nine months ended September 30, 2022 and 2021:

	September 30,	September 30,
	2022	2021
Revenue	$13,143,889	$8,370,850
Net Income (Loss)	$26,192,218	$(1,940,384)
Earnings (Loss) per common share, basic	$1.11	$(0.20)
Earnings (Loss) per common share, diluted	$(0.76)	$(0.20)

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table rolls forward the Company’s goodwill balance for the periods ending September 30, 2022 and December 31, 2021. As discussed in Note 1 - Prior Period Adjustments, a $(503,345) adjustment was identified for goodwill which impacted the closing December 31, 2020 balance in the same amount. Accordingly, the December 31, 2020 balance is adjusted in the following table from the originally reported balance of $9,265,070 to $8,761,725.

Goodwill
December 31, 2020	$8,761,725
Goodwill recognized in connection with Kush acquisition on May 1, 2021	1,288,552
December 31, 2021	10,050,277
Goodwill recognized in connection with Medigap acquisition on January 10, 2022	19,199,008
Goodwill recognized in connection with Barra acquisition on April 26, 2022	4,236,822
September 30, 2022	$33,486,107

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of September 30, 2022:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	4.6	$2,141,858	$(897,390)	$1,244,468
Internally developed software	4.3	1,530,537	(210,443)	1,320,094
Customer relationships	9.3	11,922,290	(1,793,319)	10,128,971
Purchased software	0.4	665,137	(568,039)	97,098
Video Production Assets	0.3	50,000	(36,621)	13,379
Non-competition agreements	2.1	3,504,810	(2,003,505)	1,501,305
Contracts Backlog	0.3	210,000	(155,342)	54,658
		$20,024,632	$(5,664,659)	$14,359,973

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2021:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	3.5	$1,777,475	$(609,822)	$1,167,653
Internally developed software	4.7	595,351	(28,443)	566,908
Customer relationships	7.7	4,237,290	(1,048,726)	3,188,564
Purchased software	0.6	562,327	(452,985)	109,342
Video Production Assets	1.0	20,000	-	20,000
Non-competition agreements	2.9	3,504,809	(1,478,376)	2,026,433
		$10,697,252	$(3,618,352)	$7,078,900

The following table reflects expected amortization expense as of September 30, 2022, for each of the following five years and thereafter:

Years ending December 31,	Amortization Expense
2022 (remainder of year)	$707,166
2023	2,536,548
2024	2,158,445
2025	1,764,541
2026	1,504,660
Thereafter	5,688,613
Total	$14,359,973

NOTE 4. LONG-TERM DEBT AND SHORT-TERM FINANCINGS

Long-Term Debt

The composition of the long-term debt follows:

	September 30, 2022	December 31, 2021

Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, net of deferred financing costs of $12,942 and $14,606 as of September 30, 2022 and December 31, 2021, respectively	$442,368	$485,317
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, net of deferred financing costs of $15,713 and $17,626 as of September 30, 2022 and December 31, 2021, respectively	715,816	785,826
Oak Street Funding LLC Term Loan for the acquisition of SWMT, net of deferred financing costs of $9,613 and $11,027 as of September 30, 2022 and December 31, 2021, respectively	811,699	884,720
Oak Street Funding LLC Term Loan for the acquisition of FIS, net of deferred financing costs of $38,298 and $42,660 as of September 30, 2022 and December 31, 2021, respectively	2,045,048	2,226,628
Oak Street Funding LLC Term Loan for the acquisition of ABC, net of deferred financing costs of $43,749 and $48,609 as of September 30, 2022 and December 31, 2021, respectively	3,337,241	3,616,754
Oak Street Funding LLC Term Loan for the acquisition of Barra, net of deferred financing costs of $204,958 and $0 as of September 30, 2022 and December 31, 2021, respectively	6,315,042	-
	13,667,214	7,999,245
Less: current portion	(1,026,541)	(913,920)
Long-term debt	$12,640,673	$7,085,325

Oak Street Funding LLC – Term Loans and Credit Facilities

Fiscal year ending December 31,	Maturities of Long-Term Debt
2022 (remainder of year)	$211,904
2023	1,168,585
2024	1,482,266
2025	1,616,891
2026	1,760,367
Thereafter	7,752,474
Total	13,992,487
Less: debt issuance costs	(325,273)
Total	$13,667,214

Short-Term Financings

The Company financed certain annual insurance premiums through the use of two short-term notes, payable in nine and ten equal monthly installments of $42,894 and $4,456 at interest rates of 7.51% and 7.95%, per annum respectively. Policies financed include directors and officers and errors and omissions insurance coverage with premium financing recognized in 2022 and 2021 of $417,199 and $0, respectively. Outstanding balances as of September 30, 2022 and December 31, 2021, respectively were $309,993 and $0.

NOTE 5. WARRANT LIABILITIES

Series B Warrants

On December 22, 2021, the Company entered into a securities purchase agreement with several institutional buyers for the purchase and sale of (i) warrants to purchase up to an aggregate of 9,779,952 shares of the Company’s common stock, par value $0.086 per share at an exercise price of $4.09 per share, (ii) an aggregate of 2,670,892 shares of Common Stock, and (iii) 9,076 shares of the Company’s newly-designated Series B convertible preferred stock, par value $0.086 per share, with a stated value of $1,000 per share, initially convertible into an aggregate of 2,219,084 shares of Common Stock at a conversion price of $4.09 per share, each a freestanding financial instrument, (the “Private Placement”). The aggregate purchase price for the Common Shares, the Preferred Shares and the Warrants was approximately $20,000,000.

By entering into the Private Placement on December 22, 2021, the Company entered into a commitment to issue the Common Shares, Preferred Shares and Series B Warrants on the Initial Closing Date for a fixed price and exercise price, as applicable. The commitment to issue Series B Warrants (the “Warrant Commitment”) represents a derivative financial instrument, other than an outstanding share, that, at inception, has both of the following characteristics: (i) embodies a conditional obligation indexed to the Company’s equity. The Company classified the commitment to issue the warrants as a derivative liability because it represents a written option that does not qualify for equity accounting The Company initially measured the derivative liability at its fair value and will subsequently remeasure the derivative liability, at fair value with changes in fair value recognized in earnings. An option pricing model was utilized to calculate the fair value of the Warrant Commitment. The Company initially recorded $17,652,808 of non-operating unrealized losses within the recognition and change in fair value of warrant liabilities account for the year ended December 31, 2021. The Private Placement closed on January 4, 2022, at which time the Company remeasured the derivative liability for the warrants issued in the transaction. The Company recognized $7,726,161 and $34,621,024 of non-operating unrealized gains within the recognition and change in fair value of warrant liabilities account on the condensed consolidated statement of operations for the three and nine months ended September 30, 2022, respectively, related to the subsequent changes in its fair value through September 30, 2022. A corresponding derivative liability of $3,031,784 is included on Company’s condensed consolidated balance sheet as of September 30, 2022. The closing of the Private Placement settled the subscription receivable reported on the Company’s balance sheet as of December 31, 2021.

Placement Agent Warrants

In connection with the Private Placement, the Company issued 244,539 warrants to the placement agent for the Private Placement. The warrants were issued as compensation for the Placement Agent’s services. The Placement Agent Warrants are: (i) exercisable on any day after the six (6) month anniversary of the issue date, (ii) expire five years after the closing of the Private Placement, and (iii) exercisable at $4.09 per share. The Placement Agent Warrants contain terms that may require the Company to transfer assets to settle the warrants. Therefore, the Placement Agent Warrants are classified as a derivative liability measured at fair value of $1,525,923 on the date of issuance and will be remeasured each accounting period with the changes in fair value reported in earnings. The Placement Agent Warrants are considered financing expense fees paid to the Placement Agent. Since the financing expenses relate to a derivative liability measured at fair value, this financing expense of $1,525,923, along with non-operating unrealized gains of $193,154 and $1,450,129, were included in the recognition and change in fair value of warrant liabilities account on the condensed consolidated statement of operations for the three and nine months ended September 30, 2022, respectively, A corresponding derivative liability of $75,794 is included on Company’s condensed consolidated balance sheet as of September 30, 2022.

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

In January 2022, the Company issued 9,076 shares of its newly designated Series B convertible preferred stock through the Private Placement for the purpose of raising capital. The Series B convertible preferred stock have no voting rights and initially each share may be converted into 245 shares of the Company’s common stock. The holders of the Series B convertible preferred stock are not entitled to receive any dividends other than any dividends paid on account of the common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Preferred Stock were fully converted (disregarding for such purposes any conversion limitations hereunder) to common stock which amounts shall be paid pari-passu with all holders of common stock.

During August 2022, all 9,076 Series B Convertible Preferred Stock were converted by third parties into 2,219,084 shares of common stock.

Common Stock

The Company has been authorized to issue 2,000,000,000 shares of common stock, $0.086 par value. Each share of issued and outstanding common stock entitles the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

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

In July 2022, 1,221,347 Series D prepaid warrants were exchanged for 1,221,347 shares of the Company’s common stock.

As of September 30, 2022 and December 31, 2021, there were 18,054,469 and 10,956,109 shares of Common Stock outstanding, respectively.

Warrants

Series A Warrants

In conjunction with the Company’s initial public offering, the Company issued 2,070,000 Series A Warrants which were classified as equity warrants because of provisions, pursuant to the warrant agreement, that permit the holder obtain a fixed number of shares for a fixed monetary amount. The warrants are standalone equity securities that are transferable without the Company’s consent or knowledge. The warrants were recorded at a value per the offering of $0.01. The warrants may be exercised at any point from the effective date until the 5-year anniversary of issuance and are not subject to standard antidilution provisions. The Series A Warrants are exercisable at a per share exercise price equal to 110% of the public offering price of one share of common stock and accompanying Series A Warrant, $6.00. Series A warrant holders exercised 375,000 Series A warrants in January 2022, resulting in 1,695,000 of Series A warrants remaining issued and outstanding as of September 30, 2022.

Series C and D Warrants

In January 2022, as a result of the Private Placement and the Medigap Acquisition, the Company received a deficiency notification from Nasdaq indicating violation of Listing Rule 5365(a). As part of its remediation plan, in March 2022, the Company entered into Exchange Agreements with the holders of common stock issued in January 2022. Pursuant to the Exchange Agreements, the Company issued 3,276,929 Series C prepaid warrants in exchange for 3,276,929 shares of the Company’s common stock. Additionally, as compensation for entering into the Exchange Agreements, the Company issued 1,222,498 Series D prepaid warrants to the Private Placement investors for no additional consideration. The fair value of the Series D prepaid warrants was treated as a deemed dividend and accordingly treated as a reduction from income available to common stockholders in the calculation of earnings per share. Refer to Note 7, Earnings (Loss) Per Share for additional information.

The Series C and D Warrants are equity classified pursuant to the warrant agreement provisions that permit holders to obtain a fixed number of shares for a fixed monetary amount. The warrants are standalone equity securities that are transferable without the Company’s consent or knowledge. The warrants expire on the fifth anniversary of the respective issuance dates and are exercisable at a per share exercise price equal to $0.001.

In May and June 2022, the 3,276,929 Series C prepaid warrants were converted for 3,276,929 shares of the Company’s common stock for a conversion price of $0.001. Through September 30, 2022, the Company has received payments of $1,336 for these issuances.

In July 2022, the 1,222,498 Series D prepaid warrants were converted into 1,222,082 shares of the Company’s common stock for a conversion price of $0.001 through both cash and cashless exercises. Proceeds of $795 were received in conjunction with the cash exercise.

Equity-based Compensation

Between February and May 2022, three existing employees were awarded bonuses consisting of shares of the Company’s common stock to be vested immediately. The shares granted in 2022 were valued at $766,250 and treated as compensation expense. As of September 30, 2022, these shares have not been issued.

In April 2022 , pursuant to an agreement between the Company and an executive, the executive will be compensated with 60,000 shares of the Company’s common stock. These shares vest quarterly over a three-year period. The shares granted were valued at $178,200 at the date of the grant. For the three and nine months ended September 30, 2022, compensation expense on this grant was $14,850 and $25,571, respectively. As of September 30, 2022, no shares were issued under this contract.

Pursuant to an equity-based compensation program at one of the Company’s subsidiaries which provides agents the ability to earn and receive restricted stock awards upon completion of agreed upon service requirements, the Company granted 303,143 restricted stock awards which were immediately vested. Stocks earned are restricted for twelve months. The stocks were valued at $249,650 and recognized as stock-based compensation for the three and nine months ended September 30, 2022.

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

The following calculates basic and diluted EPS:

	Three Months	Three Months
	ended	ended
	September 30, 2022	September 30, 2021
Net income (loss)	$6,122,093	$(595,233)
Deemed dividend	-	-
Net income (loss), numerator, basic computation	6,122,093	(595,233)
Recognition and change in fair value of Series B warrant liability	(7,726,161)	-
Recognition and change in fair value of Placement Agent warrant liability	(193,154)
Net income (loss), numerator, diluted computation	$(1,797,222)	$(595,233)

Weighted average common shares	16,491,942	10,944,439
Effect of series C warrants	-	-
Effect of Series D warrants	623,285	-
Effect of weighted average vested stock awards	309,040
Weighted average shares - denominator basic computation	17,424,267	10,944,439
Effect of dilutive securities	-	-
Weighted average shares, as adjusted - denominator diluted computation	17,424,267	10,944,439
Earnings (loss) per common share – basic	$0.35	$(0.05)
Earnings (loss) per common share – diluted	(0.10)	(0.05)

	Nine Months	Nine Months
	ended	ended
	September 30, 2022	September 30, 2021
Net income (loss)	$25,957,785	$(2,486,045)
Deemed dividend	(6,930,335)	-
Net income (loss), numerator, basic computation	19,027,450	(2,486,045)
Recognition and change in fair value of Series B warrant liability	(32,474,324)
Net income (loss), numerator, diluted computation	$(13,446,874)	$(2,486,045)

Weighted average shares	14,308,069	9,809,092
Effect of series C warrants	1,819,213
Effect of Series D warrants	1,019,803	-
Effect of weighted average vested stock awards	173,061	-
Weighted average shares - denominator basic computation	17,320,146	9,809,092
Effect of dilutive securities	-	-
Weighted average shares, as adjusted - denominator diluted computation	17,320,146	9,809,092
Earnings (loss) per common share - basic	$1.10	$(0.25)
Earnings (loss) per common share - diluted	$(0.78)	$(0.25)

The gain in fair value of the Series B warrants for the three and nine months September 30, 2022 is included in the numerator of the dilutive EPS calculation to eliminate the effects of the warrants that have been recorded in net income as the impact is dilutive. The gain in fair value of the Placement Agent warrants for the three months September 30, 2022 is included in the numerator of the dilutive EPS calculation to eliminate the effects of the warrants that have been recorded in net income as the impact is dilutive. For the nine months ended September 30, 2022, as the fair value change in the Placement Agent warrants is a loss, the addback of the loss would result in anti-dilution and therefore is not included in the numerator of dilutive EPS.

The potential impact of the 9,779,950 and 244,539 Series B and Placement Agent warrants are excluded from the denominator of the dilutive EPS calculation for the three and nine months ended September 30, 2022 as the average market price for both periods does not exceed the exercise price of the warrants, resulting in anti-dilutive securities.

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	For the three months ended
	September 30, 2022	September 30, 2021
Shares subject to outstanding common stock options	163,925	163,925
Shares subject to outstanding Series A warrants	1,695,000	2,070,000
Shares subject to preferred stock	2,219,084	11,670
Shares subject to unvested stock awards	61,280	15,655

	For the nine months ended
	September 30, 2022	September 30, 2021
Shares subject to outstanding common stock options	163,925	163,925
Shares subject to outstanding Series A warrants	1,695,000	2,070,000
Shares subject to outstanding Placement Agent warrants	244,539	-
Shares subject to preferred stock	2,219,084	11,670
Shares subject to unvested stock awards	61,280	15,655

NOTE 8. LEASES

Operating lease expense for the three months ended September 30, 2022 and 2021 was $159,624 and $97,265 respectively. Operating lease expense for the nine months ended September 30, 2022 and 2021 was $434,798 and $220,798 respectively. As of September 30, 2022, the weighted average remaining lease term and weighted average discount rate for the operating leases were 3.86 years and 5.72% respectively.

Future minimum lease payment under these operating leases consisted of the following:

Year ending December 31,	Operating Lease Obligations
2022	$157,633
2023	570,275
2024	269,908
2025	144,124
2026	113,738
Thereafter	268,202
Total undiscounted operating lease payments	1,523,880
Less: Imputed interest	152,467
Present value of operating lease liabilities	$1,371,413

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of September 30, 2022 and December 31, 2021. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Earn-out liabilities

The following outlines changes to the Company’s earn-out liability balances for the respective periods ended September 30, 2022 and December 31, 2021:

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2021	$515,308	$615,969	$992,868	$1,689,733	$-	$3,813,878
Changes due to acquisitions	-	-	-	-	600,000	600,000
Changes due to payments	(34,430)	(326,935)	(84,473)	(1,181,458)	-	(1,627,296)
Changes due to fair value adjustments	186,122	37,741	(212,609)	201,191	(80,000)	132,445
Ending balance September 30, 2022	$667,000	$326,775	$695,786	$709,466	$520,000	$2,919,027

	CCS	Fortman	Montana	Altruis	Kush	Total
Ending balance December 31, 2020	$81,368	$432,655	$522,553	$1,894,842	$-	$2,931,418
Changes due to business combinations	-	-	-	-	1,694,166	1,694,166
Changes due to payments	-	-	-	(452,236)	-	(452,236)
Changes due to fair value adjustments	-	82,653	93,416	(449,738)	(4,433)	(278,102)
Changes due to write-offs	(81,368)	-	-	-	-	(81,368)
Ending balance December 31, 2021	$-	$515,308	$615,969	$992,868	$1,689,733	$3,813,878

NOTE 10. RELATED PARTY TRANSACTIONS

On September 13, 2022, the Company issued a promissory note to YES Americana Group, LLC, a related party entity for the principal sum of $1,500,000 (the “Note”). The Note matures on January 15, 2024, bearing interest of 0% per annum for the first six months, and 5% per annum thereafter, payable monthly. In the event the Note is not paid by the maturity date, the loan will automatically be extended for an additional year until January 15, 2025, and if necessary, extended again for one additional year through January 15, 2026.

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

We operate as a diversified company engaging in business in the insurance market, as well as other related sectors. Our focus is to grow the Company by pursuing an aggressive acquisition strategy, initially and primarily focused upon wholesale and retail insurance agencies. The Company is controlled by the same management team as Reliance Global Holdings, LLC (“Reliance Holdings”), a New York based firm that is the owner and operator of numerous companies with core interests in real estate and insurance. Our relationship with Reliance Holdings provides us with significant benefits: (1) experience, knowledge, and industry relations; (2) a source of acquisition targets currently under Reliance Holdings’ control; and (3) financial and logistics assistance. We are led and advised by a management team that offers over 100 years of combined business expertise in real estate, insurance, and the financial service industry.

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

As part of our growth and acquisition strategy, we continue to survey the current insurance market for value-add acquisition opportunities. As of September 30, 2022, we have acquired ten insurance agencies, including both affiliated and unaffiliated companies and long term, we seek to conduct all transactions and acquisitions through our direct operations.

Over the next 12 months, we plan to focus on the expansion and growth of our business through continued asset acquisitions in insurance markets and organic growth of our current insurance operations through geographic expansion and market share growth.

Further, we launched our 5MinuteInsure.com (“5MI”) Insurtech platform during 2021 which expanded our national footprint. 5MI is a high-tech proprietary tool developed by us as a business to consumer portal which enables consumers to instantly compare quotes from multiple carriers and purchase their car and home insurance in a time efficient and effective manner. 5MI taps into the growing number of online shoppers and utilizes advanced artificial intelligence and data mining techniques, to provide competitive insurance quotes in around 5 minutes with minimal data input needed from the consumer. The platform launched during the summer of 2021 and currently operates in 46 states offering coverage with up to 30 highly rated insurance carriers.

With the acquisition of Barra, we launched RELI Exchange, our business-to-business (B2B) InsurTech platform and agency partner network that builds on the artificial intelligence and data mining backbone of 5MinuteInsure.com. Through RELI Exchange we on-board agency partners and provide them an InsurTech platform white labeled, designed and branded specifically for their business. This combines the best of digital and human capabilities by providing our agency partners and their customers quotes from multiple carriers within minutes. Since its inception, RELI Exchange, has increased its agent roster by more than 30%.

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

Financial Instruments

The Company’s financial instruments as of September 30, 2022, consist of derivative warrants. These are accounted at fair value as of inception/issuance date, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, (non-cash) gain or loss.

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
	$22,902,201

Goodwill of $19,199,008 arising from the acquisition of Medigap consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the acquisition of Medigap is currently expected to be deductible for income tax purposes. Total acquisition costs for the acquisition of Medigap incurred were $94,065 recorded as a component of General and administrative expenses. The approximate revenue and net profit or loss for the acquired business as a standalone entity per ASC 805 from January 10, 2022 to September 30, 2022 was $3,868,654 and a loss of $693,861, respectively.

Barra & Associates, LLC Transaction

On April 26, 2022, we entered into an asset purchase agreement (the “APA”) with Barra & Associates, LLC (“Barra”) pursuant to which the Company purchased all of the assets of Barra & Associates, LLC on April 26, 2022 for a purchase price in the amount of $7,725,000 in cash, with $6,000,000 paid to Barra at closing, $1,125,000 payable in nine months from closing, and a final earnout of $600,000 payable over two years from closing based upon meeting stated milestones. The APA contains standard, commercial representations and warranties and covenants. The source of the cash payment was $6,520,000 in funds borrowed from Oak Street Lending (“Loan”), our existing lender pursuant to a Fifth Amendment to Credit Agreement and Promissory Note, of even date. The purchase price is subject to post-closing adjustment to reconcile certain pre-closing credits and liabilities of the parties.

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
	$7,725,000

Goodwill of $4,236,822 arising from the acquisition of Barra consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the acquisition of Barra is currently expected to be deductible for income tax purposes. Total acquisition costs incurred through September 30, 2022 for the acquisition of Barra were 72,793 recorded as a component of General and administrative expenses.

The approximate revenue and net profit or loss for the acquired business as a standalone entity per ASC 805 from April 26, 2022 to September 30, 2022 was $655,002 and a loss of $182,603, respectively.

Recent Developments

Private Placement

On December 22, 2021, we entered into a securities purchase agreement with several institutional buyers for the purchase and sale of (i) warrants to purchase up to an aggregate of 9,779,952 shares of the Company’s common stock, par value $0.086 per share at an exercise price of $4.09 per share, (ii) an aggregate of 2,670,892 shares of Common Stock, and (iii) 9,076 shares of the Company’s newly-designated Series B convertible preferred stock, par value $0.086 per share, with a stated value of $1,000 per share, initially convertible into an aggregate of 2,219,084 shares of Common Stock at a conversion price of $4.09 per share in a private placement (the “Private Placement”).

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

During August 2022, all 9,076 Series B Convertible Preferred Stock were converted by third parties into 2,219,084 shares of common stock.

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

As part of its remediation plan, on March 22, 2022 we entered into Exchange Agreements with the holders of common stock issued in January 2022 resulting from the Medigap Acquisition and Private Placement. Pursuant to the Exchange Agreements, we issued 3,276,929 Series C prepaid warrants in exchange for 3,276,929 shares of our common stock that were previously issued. Additionally, to compensate the Private Placement investors for entering into the Exchange Agreements, we issued 1,222,498 Series D prepaid warrants to such investors for no additional consideration on the same date. The fair value of the Series D prepaid warrants upon issuance was $6,930,335; such amount was treated as a deemed dividend and accordingly reduced income available to common stockholders for the period. Shares of common stock underlying the Series C and D prepaid warrants are treated as outstanding for purposes of calculating basic and diluted earnings per share. The Series C warrants were exercised during the quarter ended June 30, 2022. The Series D warrants were exercised during the quarter ended September 30, 2022.

Stock Split

On January 21, 2021 we effected a reverse split of the issued and outstanding shares of common stock in a ratio of 1:85.71 which simultaneously occurred with the Company’s uplisting to the Nasdaq Capital Market. The Company has adjusted all of share and per share numbers to take into account this reverse stock split.

Results of Operations

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

The following table sets forth our revenue and operating expenses for each of the years presented.

	September 30, 2022	September 30, 2021
Revenue
Commission income	$4,153,361	$2,581,636
Total revenue	4,153,361	2,581,636

Operating expenses
Commission expense	862,857	660,708
Salaries and wages	2,114,730	1,188,267
General and administrative expenses	1,253,097	755,130
Marketing and advertising	726,115	65,010
Depreciation and amortization	713,444	387,729
Total operating expenses	5,670,243	3,056,844

Loss from operations	(1,516,882)	(475,208)

Other expense, net	7,638,975	(120,025)

Total Other income (expense)	7,638,975	(120,025)

Net income (loss)	6,122,093	(595,233)

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

We had revenues of $4.2 million for the three months ended September 30, 2022, as compared to $2.6 million for the three months ended September 30, 2021. The increase of $1.6 million or 61% is primarily driven by organic growth and the additional insurance agencies acquired in 2022.

Commission expense

We had total commission expense of $863,000 for the three months ended September 30, 2022 compared to $661,000 for the three months ended September 30, 2021. The increase of $202,000 or 31% is primarily driven by organic growth and the additional insurance agencies acquired in 2022.

Salaries and wages

We reported $2.1 million of salaries and wages expense for the three months ended September 30, 2022 compared to $1.2 million for the three months ended September 30, 2021. The increase of $926,000 or 78% is a result of the Company’s growth driven by expanded operations, both organic and due to the additional insurance agencies acquired in 2022.

General and administrative expenses

We had total general and administrative expenses of $1.3 million for the three months ended September 30, 2022, as compared to $755,000 for the three months ended September 30, 2021. The increase in expense of $498,000 or 66% is a result of the Company’s growth driven by expanded operations, both organic and due to the additional insurance agencies acquired in 2022.

Marketing and advertising

We reported $726,000 of marketing and advertising expense for the three months ended September 30, 2022 compared to $65,000 for the three months ended September 30, 2021. The increase of $661,000 or 1,017% is primarily a result of Medigap’s direct business to consumer marketing model deployed through social media platforms, in addition to overall increased branding and outreach efforts to achieve greater industry presence.

Depreciation and amortization

We reported $713,000 of depreciation and amortization expense for the three months ended September 30, 2022 compared to $388,000 for the three months ended September 30, 2021. The increase of $326,000 or 84% is primarily a result of our acquired tangible and intangible assets through business combinations.

Other income and expense

We reported $7.6 million of other income for the three months ended September 30, 2022 compared to $120,000 of other expense for the three months ended September 30, 2021. The increase of $7.8 million or 6,464% is attributable primarily to the change in fair value of warrant liabilities of $7.9 million driven by various factors including the Company’s stock price as of the period close, offset by interest expense.

Comparison of the Nine months ended September 30, 2022 to the Nine months ended September 30, 2021

The following table sets forth our revenue and operating expenses for each of the periods presented.

	September 30, 2022	September 30, 2021
Revenue
Commission income	$12,596,268	$7,096,213
Total revenue	12,596,268	7,096,213

Operating expenses
Commission expense	2,617,140	1,748,451
Salaries and wages	6,373,697	3,217,441
General and administrative expenses	5,465,384	2,961,881
Marketing and advertising	1,922,520	143,110
Depreciation and amortization	2,077,372	1,090,183
Total operating expenses	18,456,113	9,161,066

Loss from operations	(5,859,845)	(2,064,853)

Total Other income (expense)	31,817,630	(421,192)

Net income (loss)	$25,957,785	$(2,486,045)

Revenues

We had revenues of $12.6 million for the nine months ended September 30, 2022, as compared to $7.1 for the nine months ended September 30, 2021. The increase of $5.5 million or 78% is primarily driven by organic growth and the additional insurance agencies acquired in 2022.

Commission expense

We had total commission expense of $2.6 million for the nine months ended September 30, 2022 compared to $1.7 million for the nine months ended September 30, 2021. The increase of $0.9 million or 50% is primarily driven by organic growth and the additional insurance agencies acquired in 2022.

Salaries and wages

We reported $6.4 million of salaries and wages expense for the nine months ended September 30, 2022 compared to $3.2 million for the nine months ended September 30, 2021. The increase of $3.2 million or 98% is primarily driven by expanded operations, both organic and due to the additional insurance agencies acquired in 2022.

General and administrative expenses

We had total general and administrative expenses of $5.5 million for the nine months ended September 30, 2022, as compared to $3.0 million for the nine months ended September 30, 2021. The increase in expense of $2.5 million or 85% is primarily driven by expanded operations, both organic and due to the additional insurance agencies acquired in 2022.

Marketing and advertising

We reported $1.9 million of marketing and advertising expense for the nine months ended September 30, 2022 compared to $143,000 for the nine months ended September 30, 2021. The increase of $1.8 million or 1,243% is primarily a result of Medigap’s direct business to consumer marketing model deployed through social media platforms, in addition to overall increased branding and outreach efforts to achieve greater industry presence.

Depreciation and amortization

We reported $2.1 million of depreciation and amortization expense for the nine months ended September 30, 2022 compared to $1.1 million for the nine months ended September 30, 2021. The increase of $1.0 million or 91% is a result of the assets we acquired through business combinations.

Other income and expense

We reported $31.8 million of other income for the nine months ended September 30, 2022 compared to a loss of $421,000 for the nine months ended September 30, 2021. The increase of $32.2 million or 7,654% is attributable primarily to the recognition and change in fair value of warrant liabilities of $32.4 million driven by various factors including the Company’s stock price as of the period close, offset by interest expense.

Liquidity and capital resources

As of September 30, 2022, we had a cash balance of $3.0 million and a working capital deficit of $3.5 million compared with a cash balance of $4.6 million and working capital deficit of $37 million at December 31, 2021. The increase in working capital is primarily attributable to the issuance of the derivative warrant liability commitments, effectively reclassifying them from current to non-current liabilities.

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

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact to pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(2,177,998)	$(1,304,320)
Net cash used in investing activities	(24,982,609)	(1,963,897)
Net cash provided by financing activities	25,564,501	8,878,110
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,596,106)	$5,609,893

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $2.2 million, which includes net income of $26.0 million offset by non-cash income of $28.9 million principally related to recognition and change in fair value of warrant liabilities of $32.4 million, offset by an earn-out fair value adjustment of $132,445, share based compensation expense of $1.2 million, and depreciation and amortization of $2.1 million, as well as changes of net working capital items in the amount of $760,000 principally due to a decrease in accounts receivable of $92,000, a decrease in prepaid expense and other current assets of $2.3 million, an increase in other payables of $35,000, offset by decreases in accounts payable and accrued expenses of $1.5 million and decrease of the chargeback reserve of $134,000.

Investing Activities

During the nine months ended September 30, 2022, cash flows used in investing activities were $25.0 million compared to cash flow used in investing activities of $2.0 million for the nine months ended September 30, 2021. The cash used relates to cash paid for the acquisition of Medigap and Barra of $24.1 million, the purchase of property and equipment of $68,000 and cash paid of $776,000 for intangible assets.

Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities was $25.6 million as compared to $8.9 million for the nine months ended September 30, 2021. The net cash provided by financing activities is primarily related to proceeds from the Private Placement offering in January 2022. The net proceeds from the issuance of these shares was $17.9 million. Additionally, we received proceeds of $2.5 million from the exercise of Series A warrants, $6.5 million through loan proceeds received for a business acquisition and $1.5 million through a related party loan. These were offset by debt principal repayments of $663,000, payment of debt issuance costs of $214,000, payment of a related party loan of $174,000, payments on the earn out liability of $1.6 million and short term financing of $107,000.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, and our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal year 2021.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

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

PART II

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of September 30, 2022. Litigation relating to the insurance brokerage industry is not uncommon. As such we, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the information disclosed in Part I, Item1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Our shares of common stock are currently listed on The Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, The Nasdaq Stock Market LLC may take steps to delist our common stock. Any delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so.

On September 27, 2022, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying us that for the preceding 30 consecutive business days (August 15, 2022 through September 26, 2022), our common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of our common stock which will continue to trade on The Nasdaq Capital Market under the symbol “RELI”. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we initially have a compliance period of 180 calendar days, or until March 27, 2023, to regain compliance with Nasdaq Listing Rules. Compliance can be achieved automatically and without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed. If, however, we do not achieve compliance with the Minimum Bid Price Requirement by March 27, 2023, we may be eligible for additional time to comply; however, such additional time is not guaranteed and is subject to the discretion of Nasdaq. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period

We intend to attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any action taken by us would result in our common stock meeting The Nasdaq listing requirements, or that any such action would stabilize the market price or improve the liquidity of our common stock. Any perception that we may not regain compliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not been previously disclosed in our filings with the SEC.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this Form 10-K.

Exhibit No.	Description

3.1	Articles of Incorporation of Issuer (incorporated by reference to exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.2	Bylaws of Issuer (incorporated by reference to exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.3	Articles of Formation of Southwestern Montana Insurance Center, LLC(incorporated by reference to exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.4	Certificate of Formation of Commercial Coverage Solutions LLC(incorporated by reference to exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.5	Articles of Organization of Employee Benefits Solutions, LLC(incorporated by reference to exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.6	Articles of Organization of Fortman Insurance Solutions, LLC (incorporated by reference to exhibit 3.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.7	Articles of Organization of US Benefits Alliance, LLC (incorporated by reference to exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.8	Articles of Incorporation of Altruis Benefits Corporation (incorporated by reference to exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.9	Articles of Incorporation of Kush Benefit Solutions, LLC Corporation (incorporated by reference to exhibit 3.9 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.10	Articles of Amendment to the Articles of Incorporation (incorporated by reference to exhibit 3.9 to Amendment No.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 5, 2021)(File Number 333-249381))

3.11	Amendment to Articles of Incorporation(incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2022 (File Number 001-40020))

3.12	Medigap Healthcare Insurance Agency LLC Formation and Assignment Documents(incorporated by reference to exhibit 3.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2021 (File Number 001-40020))

3.13	Articles of Organization of RELI Exchange, LLC

4.1*	YES Americanna LLC Promissory Note

31.1*	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*

31.2*	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*

32.2*	Section 1350 Certification of the Chief Financial Officer and Chief Financial Officer*
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this Form 10-Q statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lakewood, State of New Jersey on November 14, 2022.

Reliance Global Group, Inc.

By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2022

Reliance Global Group, Inc.

By:	/s/ Willian Lebovics
William Lebovics
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2022

