Form 10-K
period 2022-12-31
Reliance Global Group, Inc.
filed 2023-03-30
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-40020

RELIANCE GLOBAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	46-3390293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Blvd. of the Americas, Suite 105 Lakewood, NJ	08701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 380-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	RELI	The Nasdaq Capital Market
Series A Warrants	RELIW	Nasdaq Capital Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the common stock, $0.086 par value per share, held by non-affiliates of the registrant, based on the closing sale price of registrant’s common stock ($31.65) as quoted on the NASDAQ on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $21 million.

At March 30, 2023, the registrant had 1,566,048 shares of common stock, par value $0.086 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Industry and Market Data

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market opportunity and market size, is based on information from various sources, including independent industry publications. In presenting this information, we have also made assumptions based on such data and other similar sources, and on our knowledge of, and our experience to date in the relevant industries and markets. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We believe that the information from these industry publications that is included in this Annual Report on Form 10-K is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

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

Unless the context requires otherwise, references to “Reliance Global Group,” the “Company,” “we,” “our,” and “us” in this Annual Report on Form 10-K refer to Reliance Global Group, Inc.

Item 1. BUSINESS

About Reliance Global Group, Inc.

Reliance Global Group, Inc. (formerly known as Ethos Media Network, Inc.) was incorporated in Florida on August 2, 2013. In September 2018, Reliance Global Holdings, LLC, a related party (“Reliance Holdings”), purchased a controlling interest in the Company. Ethos Media Network, Inc. was renamed Reliance Global Group, Inc. on October 18, 2018.

We operate as a company managing assets in the insurance markets, as well as other related sectors. Our focus is to grow the Company by pursuing an aggressive acquisition strategy, initially and primarily focused upon wholesale and retail insurance agencies. We are led and advised by a management team that offers over 100 years of combined business expertise in insurance, real estate and the financial service industry.

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

As part of our growth and acquisition strategy, we are currently in negotiations with several non-affiliated parties and expect to complete a number of material insurance asset transactions throughout the course of 2023 and beyond. As of December 31, 2022, we have acquired ten insurance agencies, including both affiliated and unaffiliated companies. During 2022, the Company acquired multiple insurance entities, most notably, Barra & Associates, LLC., an unaffiliated full-service insurance agency, which we rebranded to RELI Exchange and expanded its footprint nationally.

The Company also developed and launched 5MinuteInsure.com (“5MI”), a proprietary direct to consumer InsurTech platform which went live during the summer of 2021. 5MI is a business to consumer website which enables consumers to compare and purchase car and home insurance in a time efficient and effective manner. The platform is currently live in 44 states and offers coverage with up to 16 carriers.

Over the next 12 months, we plan to expand and grow our footprint and market share both through organic growth, and by expansion through additional acquisitions in various insurance markets.

Our competitive advantage includes the ability to:

●	Scale to compete at a national level.
●	Capitalize on the consumer shift to ‘online’ with the personal touch of an agent, as the only InsurTech company with this combination.
●	Leverage proprietary agency software & automation to compare carrier prices, for competitive renewal pricing.
●	Employ an empowered and scalable insurance agency model.
●	Leverage technology that facilitates comparing carriers for the best prices.

The RELI Exchange B2B InsurTech platform and partner network for insurance agents and agencies also:

●	Boast being the only white label insurance brokerage agency – New agents can have a multi-million dollar agency look on day 1, with a full suite of back-office support (licensing, compliance, etc).
●	Combines the low barriers to entry of an agency network, with state-of-the-art tech.
●	Builds on the artificial intelligence and data mining backbone of 5MinuteInsure.com
●	Is designed to provide instant and competitive insurance quotes from more than thirty insurance carriers nationwide.
●	Reduces back-office burden and expenses by eliminating paperwork.
●	Provides agents more time to focus on selling policies.

In addition, we have a vast mentorship program behind the scenes, to keep sales teams active. Once people are registered, we enroll them in our mentorship program, and coach them to bring new business.

RELI Exchange is a complete, private label system where agents have more flexibility in how they choose to brand themselves, compared to competitor platforms that require agents to work under the platform’s brand name. In effect, agents have a greater sense of ownership on our platform, and the feeling that comes with a well-financed agency.

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

The U.S. remained the world’s largest insurance market, with a 40% market share of global direct premiums written in 2021., with premiums of $2.7 trillion, respectively (Source: beinsure, Top Ranking the World’s Largest Insurance Markets). “Gross premiums are forecast to grow by as much as six times, to $722 billion by 2030, with China and North America expected to account for more than two-thirds of the global market.” “Global life insurance premium growth in real terms is expected to contract slightly (-0.2%) in 2022 (figure 2), primarily due to inflation-driven disposable income pressure and financial market volatility. There is an expectation for a turnaround in 2023 of an estimated 1.9% rise in global premiums in real terms across advanced and emerging markets, as inflation pressures ease and economic conditions improve.” (Source: Deloitte’s 2023 Insurance Industry Outlook).

Insurance industry at-a-glance (Sources: Federal Insurance Office, US Department of the Treasury, Annual Report on the Insurance Industry September 2022; IBISWorld, Property, Casualty and Direct Insurance in the US - Market Size 2004–2029; Insurance Information Institute, A Firm Foundation: How Insurance Supports the Economy; Zippia, 20+ INTERESTING U.S. INSURANCE INDUSTRY STATISTICS [2023]: INSURANCE FACTS, MARGINS AND MORE; Swiss Re Institute, Inflation may be easing, but claims severity pressures in P&C are likely to remain

●	U.S. insurance industry net premiums written totaled $1.4 trillion in 2021, with premiums recorded by property/casualty (P/C) insurers accounting for 53 percent, and premiums by life/annuity insurers accounting for 47 percent, according to S&P Global Market Intelligence.
●	The P&C and Direct Insurance industry market size in 2023 is expected to be $873 billion in revenue
●	The P&C and Direct Insurance industry is the 5th largest Finance and Insurance industry by market size
●	The number of motor vehicle registrations in 2023 is expected to increase, which represents an opportunity for growth
●	There were 5,929 licensed insurance companies in the US in 2021, including 2,651 P&C, 667 L&H, and 1,321 health insurers.
●	Net premiums written for P/C insurance including auto, homeowners and commercial insurance totaled $715.9 billion in 2021.
●	Net premiums written for the life/annuity insurance sector including annuities, accident and health, and life insurance totaled $635.8 billion in 2021.
●	Total assets held were $8.5 trillion for L&H, $2.6 trillion for P&C, and $735 billion for the Health Sector at the end of 2021.
●	High inflation led to an increase in P/C claims of 5-7.5% in 2022 and is expected to drive an additional increase of 3.5-6.5% in 2023.
●	The U.S. insurance industry employed 2.8 million people in 2021, according to the U.S. Department of Labor. Of those, 1.6 million worked for insurance companies, including life and health insurers (911,400 workers), P/C insurers (628,600 workers) and reinsurers (26,900 workers). The remaining 1.2 million people worked for insurance agencies, brokers and other insurance-related enterprises.

Insurance spending (2001-2021: Global vs. U.S. Total, % of GDP), OECD

Insurance Agency Industry Overview

Insurance agencies act as intermediaries between insurance carriers and consumers. Unlike carriers, agencies do not bear insurance risk. The market has grown steadily exploded in 2019 due to macroeconomic growth, beneficial legislation, COVID treatments, and positive trends within the insurance sector. While inflation and other factors have impacted the industry, it has continued to grow with a positive outlook for 2023 as rising interest rates begin to stabilize.

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

A key operating difference between agencies and carriers is the risk profile. The potential financial risks to the insurance industry caused by unforeseen events such as natural disasters are the responsibility of the carriers (and their re-insurers). Agencies and brokers bear no insurance risk. Furthermore, increased damage caused by natural disasters generally boosts demand for insurance and results in possible premium increases. Since insurance brokers and agents are a central part of the distribution of these products, they normally benefit from this increase in demand and premiums despite damaged profit margins among these upstream underwriters and carriers. (Source: IBISWorld’s Insurance Brokers & Agencies Industry in the US, January 2023). Natural disasters are inherently difficult to forecast, but any increase in the frequency of these events has the potential to boost insurance policy volumes, particularly for property and casualty products.

This risk difference is key, especially considering volatile weather patterns and an increased rate of natural disasters. The economic costs of 2022’s 421 natural disaster events were estimated at $313 billion, with insurance only covering 42% of the overall total (Source: AON, Testimony of Eric Anderson, President of Aon, before the United States Senate Committee on Budget, Wednesday, March 22, 2023).

Key external drivers for insurance industry performance include factors such as motor vehicle registrations, the homeowner rate, and per capita disposable income. The industry is in a hardening cycle, which leads to growth. There are still effects from the COVID-19 measures, with shifting sales trends expected to boost profitability while lowering marginal costs. Additionally, businesses rebounding from COVID-19 are reported to translate to a consistent stream of new insurance customers (Source: IBISWorld, Insurance Brokers & Agencies Industry in the US, January 2023).

In 2022, the global insurance brokerage market had an estimated value of $409 billion, and is forecasted to grow to $551 billion in 2026 (Source: Research and Markets, Insurance Brokers & Agents Global Market Report 2022). The growth within the insurance agency market has resulted in strong mergers and acquisition (M&A) activity within this sector. The insurance distribution industry continues to prove its resiliency. Total deal volume in 2022 was 32% lower than in 2021 during the first six months, moving from 374 transactions totaling $22 billion to 254 transactions totaling $16.5 billion. This gap was reduced significantly during the last six months of 2022, when there were 384 deals valued at $1.2 billion, only a 22% volume decrease from the same period in 2021. This was due to a 40-year high in inflation, rising capital costs and tightening budgets. In 2023, the strongest M&A drivers are inflation and interest rates. As rate increases have begun to settle, companies are expected to allocate more capital to acquisitions. Overall M&A activity will happen with lower frequency and prices than the inflationary period in 2021, and the insurance brokerage industry is expected to be the first sector to recover as PE interest suggests that financial buyers view brokerage positively (Source: Deloitte, 2023 insurance M&A outlook: Balancing uncertainty with optimism).

“Brokers play an important part in distributing health insurance policies. For example, a significant portion of small companies, which are those between two and 50 workers, purchase health benefits through agents or brokers. Therefore, an increase in health insurance membership tends to be a boon for agents and brokers. The number of people with private health insurance is expected to increase in 2022, posing a potential opportunity to the industry.” (Source: IBIS World Insurance Brokers in the US - Market Size 2003–2028, June 23, 2022) The market size of the Online Insurance Brokers industry in the US has grown 4.2% per year on average between 2017 and 2022. (Source: IBIS World Online Insurance Brokers in the US - Market Size 2003–2028, January 30, 2022)

The global InsurTech market size was valued at $5.45 billion in 2022 (Grand View Research, Insurtech Market Size, Share & Trends Analysis Report By Type (Auto, Business, Health, Home, Specialty, Travel), By Service (Consulting, Support & Maintenance, Managed Services), By Technology, By End Use, By Region, And Segment Forecasts, 2023 - 2030). It is expected to expand at a compound annual growth rate (CAGR) of 51.7% from 2022 to 2030. The increasing need for digitization of insurance services is expected to propel the market growth. Insurtech is the usage of technology innovations particularly designed to make the existing insurance model more efficient. By using technologies such as AI and data analytics, InsurTech solutions allow products to be priced more competitively. Insurance companies are widely adopting these solutions to drive cheaper, better, and faster operational results. Hence, the insurance industry is witnessing increased investment in technology. The outbreak of COVID-19 is anticipated to have a positive impact on the market. Numerous insurance companies are reconsidering their long-term strategies and short-term needs. The COVID-19 and its impacts are accelerating the implementation of online platforms and new mobile applications to meet consumer needs. (Sources: Grand View Research Insurtech Market Size, Share & Growth Report, 2021-2028 and 2022 - 2030)

The Company therefore has strategically invested in its RELI Exchange and 5MinuteInsure.com, its online digital platforms as additional steps in expanding its national footprint. As discussed above, RELI Exchange and 5MI are high-tech proprietary tools developed by the Company as business to business or business to consumer portals which enables agents/consumers to compare and purchase car home and life insurance in a time efficient and effective manner. These platforms tap into the growing number of online users and utilize advanced artificial intelligence and data mining techniques, to provide competitive insurance quotes in around 1-5 minutes, with minimal data input needed from the agent/consumer.

Agencies and Brokers Outlook

Insurance brokers and agencies play a critical role within the insurance market by distributing policies and consulting insurance underwriters and consumers. This industry is a vital component to the larger insurance sector as industry operators act as intermediaries between insurance providers and downstream consumers. Operators generate income via commissions earned on policies sold. Given the transaction-based nature of the industry, revenue primarily depends on three factors: (1) policy (premium) pricing; (2) demand for insurance; and (3) the popularity of using agents and brokers in the distribution process.

The U.S. insurance broker and agency industry has grown steadily over the five years due to macroeconomic growth, beneficial legislation that has been passed, and positive trends in the insurance sector, achieving approximately $409 billion in revenues in 2022 (BusinessWire, Insurance Brokers & Agents Global Market Report 2022: Market is Expected to Grow to $551.88 Billion in 2026 - Long-term Forecast to 2031 - ResearchAndMarkets.com) As macroeconomic conditions improve over the five years to 2026, revenue generated by industry operators is expected to increase as businesses regain confidence in their financial stability, despite increased external competition from online insurance marketplace platforms. (Source: IBISWorld’s Insurance Brokers & Agencies Industry in the US).

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

●	M&A. The convergence of market pressures to attain sustainable growth, a persistent wealth of capital and capacity, combined with the upturn in interest rates may demonstrate that insurers should be prepared for an uptick in M&A activity in 2023. As it stands now, fairly rich valuations could dampen activity, however, M&A could offer opportunities to scale and obtain new capabilities, primarily as it relates to technology.

●	Proprietary Technology. Advancements in mobile and digital technology are forcing insurers to innovate, which is expected to continue and intensify, where every insurance agency will need to focus on what makes their customer experiences and products unique. They will also need to integrate with technology enablers to bring to their customers a value proposition via a connected ecosystem. Furthermore, to better compete within the industry, those within the distribution system would benefit tremendously by improving the ability to share critical data and analytics between systems. Insurers are seeking to employ the cloud to power advanced analytics, improve data gathering, and grow cognitive applications. In order to keep pace with the industry and prepare for a cloud-enabled future, insurance carriers should prioritize migrating their existing systems to the cloud and launch new applications off-site.

●	Product Development. Economic and technological changes create the need for new types of coverage, revamped policies, and alternative distribution platforms; adaptation of this, however, has been slow within the insurance industry. Siloed business lines, legacy processes, and regulatory considerations hinder the rapid and agile product development needed within this highly competitive landscape. Accordingly, insurers would benefit by focusing on creating hybrid policies that cover both commercial and personal risks. They could also supply on-demand coverage options, which provide greater control to customers for their policy terms and time frames. Furthermore, novel and unique micro-experiences could become the foundation for digital expansion as agencies are distinguished by the niche markets they sell to and can better service versus their peers. Digital content campaigns and user interfaces targeting specialized prospects and customer segments are expected to continue to expand. These micro-experiences could allow agencies to have access to a market that can quote, bind, and service insurance online, and where they are focused on commercial lines and specialty insurance for niche markets. In such a scenario, they may be able to offer new opportunities for agencies to expand quickly via digital building blocks that can be easily integrated into existing business and/or workflows.

●	Regulation. Regulation will continue to play a significant role in the operations and development of the insurance industry, with three high-priority compliance issues (each with global and domestic implications) facing insurers:

○	Market conduct. “Best interest” standards are being considered at both the federal and state levels to protect consumers who purchase annuities and life insurance. Due to this, insurers should seek to review and adjust their compliance structures to accommodate what could turn into a patchwork oversight system. One possibility could be to integrate new technologies that would allow for continual oversight and management of the sales process.

○	Cyber risk. With New York State’s new cybersecurity regulations, insurers are facing compliance deadlines, which have formed the basis of a nationwide model law developed by the National Association of Insurance Commissioners. Going forward, the spotlight is likely to be on how insurers plan to manage third-party risks, given so much importance has been placed on migrating policyholder data and software systems to external hosts.

○	Privacy oversight. Privacy is both a data-security and reputational risk issue given the European Union’s General Data Protection Regulation (GDPR) having been implemented along with similar standards set to be imposed in California. Equally as important is how data can be used moving forward, specifically when it comes to disclosure and consumer signoff. In addition to legal and IT experts, insurers should include multiple stakeholders in its compliance efforts. Over the longer term, carriers may reexamine how the vast amounts of alternative data at their disposal may be leveraged for the mutual benefit not only for the carriers but their policyholders, while simultaneously remaining compliant with domestic and global regulations.

●	Taxes. The global trend has been to lower corporate income tax rates, with a recent report from the Organization for Economic Co-operation and Development citing significant tax reform packages enacted in Argentina, France, Latvia, and the U.S., with other countries introducing more disjointed reforms. U.S. insurers continue to focus on adapting to the changes introduced in the Tax Cuts and Jobs Act of 2017. The U.S. Department of the Treasury and the Internal Revenue Service (IRS) have issued final and proposed guidance on certain important, newly enacted provisions, such as the application of the base erosion and anti-abuse tax to reinsurance, as well as the taxation of foreign operations owned by U.S. taxpayers. Additional guidance could be imminent on many other important provisions, including how the new loss carryover rules will fit with the old rules in the context of consolidated returns.

While the industry may need to address internal and external pressures, the impact from these issues will continue to fall within the individual insurer. Thus, since insurers control their own destinies, potentially the most significant factor is likely to be how committed and prepared insurers are to quickly adjust to changes in the economy, society, and technology, and respond accordingly.

Insurance Options

Single-product platforms limit buyers’ choices and often lead to high costs or insufficient coverage. We’ve partnered with an extensive list of carriers and filter results for buyers according to their needs. This gets them the right coverage at a fair price. From there, they’re connected to an agent who onboards them with minimal friction.

Insurance Buyers

Insurance buyers want coverage that fits their needs at a fair price. They also want good customer service. We believe the independent insurance agents, combined with the RELI Exchange platform can serve these needs best. Our platform makes it easy to weigh the options and connect with a knowledgeable agent with the buyer’s interests in mind.

Expert Agents

We train our agents to evaluate coverages based on buyers’ needs, and to explain options in simple terms. Furthermore, service doesn’t stop there. People’s needs change during different life events, and we facilitate adjustments to their coverage when it matters most.

Agents can revolutionize their insurance businesses—or start a new one on RELI Exchange. They have the freedom to offer coverage from a variety of carriers, utilizing our cutting-edge technology, and proven sales system. This is particularly beneficial to captive insurance agents who previously found themselves limited to one carrier and pricing model. By offering more choices, agents now have more chances of closing business with interested buyers. By partnering with us, agents gain access to a variety of carriers, yet are able to streamline their workflows to focus on business development with support from our team and lower marketing costs.

Top Carriers

Insurance carriers want to maximize profits without detracting from the customer experience. The challenge is that it’s costly to distribute coverage through independent agents with varying levels of expertise. Some carriers choose the Captive Agent route to save on cost, but RELI Exchange offers a better alternative. We reduce overhead and scale distribution for carriers while maintaining good standards with our technology and back office support team.

The performance improvements and lower costs lead to higher customer retention and a better customer experience, which translates to a higher customer lifetime value and more profits for the carrier and the agent.

Leadership Team

Our leadership team has over 100 years of combined industry experience.

Ezra Beyman, Chairman & CEO, brings nearly three decades of entrepreneurial experience in real estate and fifteen years in insurance. His portfolio of commercial and residential properties at one point consisted of more than 40,000 residential units, as well as several insurance companies. In 1985, he founded his first mortgage brokerage, which rapidly grew into the third largest licensed mortgage brokerage in the United States of America by 2008. He also expanded to real estate acquisition, having grown his portfolio to over three billion dollars.

Scott Korman, Director, serves as President of Nashone, Inc., a private equity firm, which he founded in 1984. In this role, Mr. Korman is involved in financial advisory, M&A, and general management assignments. He is a founder and Managing Member and CEO of Illumina Radiopharmaceuticals LLC, CEO of Red Mountain Medical Holdings, Inc. Mr. Korman previously served as Chairman of Da-Tech Corporation, a Pennsylvania based contract electronics manufacturer and as Chairman and CEO of Best Manufacturing Group LLC, a leading manufacturer and distributor of uniforms, napery, service apparel, and hospitality and healthcare textiles. Mr. Korman also served as President and CEO of Welsh Farms Inc., a full-service dairy processor and distributor of milk, ice cream mix and ice cream products.

Ben Fruchtzweig, Director, brings decades of executive experience in accounting and financial services. He has served as Chief Comptroller/Financial Analyst at national financial services and investment companies. He received his NYS C.P.A license in 1987 and has worked at Deloitte Haskins and Sells and other leading accounting firms. Currently, Mr. Fruchtzweig lectures on a variety of topics including business ethics. He also serves on a voluntary basis as a trustee of a non-profit private foundation, which serves to provide the needed financial support, services and guidance to qualifying individuals and families.

Alex Blumenfrucht, CPA, Director, Mr. Blumenfrucht previously served as CFO for Reliance Global. Before joining Reliance he served as an Audit & Assurance Professional at Deloitte & Touche, LLP where he successfully led audit teams on both public and privately held corporations. He brings extensive experience in internal controls, financial analysis and reporting for both private and publicly traded companies.

Sheldon Brickman, Director, has over 25 years of M&A advisory and business development experience, totaling more than $40 billion in deal value. He has worked for numerous multibillion-dollar insurance carriers, including assignments for such companies as AIG, Aetna and National General. Sheldon has assisted international companies (UAE, UK, Asia and Latin America), start-up operations, and regional insurance carriers. Mr. Brickman’s experience covers the property casualty and life/health markets, including working with insurance carriers, managing general agencies, wholesalers, retailers and third-party administrators.

Joel Markovits, CPA, Chief Financial Officer, Joel joined Reliance Global Group in June 2021, bringing over 12 years of financial and accounting experience in both the public and private sectors. Prior to joining Reliance Global Group, Joel was a senior manager at KPMG LLP from April 2015 through May 2021, where he led some of the larger and more complex audit engagements, including serving as lead audit senior manager on a global $16 billion (annual revenues) enterprise reporting on both US GAAP and IFRS standards. He was also a data & analytics specialist and technology innovation leader at KPMG for its largest US Business Unit, overseeing the development and deployment of technological capabilities that enhance data analyses. Joel has been a Certified Public Accountant in the State of New Jersey since November 2013.

Yaakov Beyman - Executive Vice President, Insurance Division, oversees the overall insurance operations of Reliance, including strategy and developing/implementing operational tools. He holds insurance licenses in most of the continental United States, and is involved heavily in marketing, maintaining state of the art technological models, financial management and distributions, and entity creation and maintenance.

Grant Barra - Senior Vice President of Operations, brings over 18 years of experience in the insurance industry. In 2008, he founded Barra & Associates, which quickly grew to become a recognized distribution model of both personal and commercial insurance products, including P&C, life, health and other insurance products. Along with founding Barra & Associates, he served in a leadership role for a single life carrier, where he focused on recruitment, development, and motivating independent agents to sell life insurance products. Earlier in his career, he founded Grant Barra Agency, providing all lines of insurance policies under a captive agency agreement.

Moshe Fishman, Director of Insurtech and Operations, brings a unique perspective to the insurance sales process. Prior to starting his own insurance agency, Mr. Fishman was a recognized guru in the travel industry leveraging the technology in the travel sector. This tech savviness has been applied into the insurance and financial services industries with the founding of Fishman Insurance Agency as well as Tekeno Financial. Mr. Fishman is one of the driving talents of the RELI Exchange & 5MinuteInsure.com InsurTech platforms.

Jonathan Fortman, VP of Acquisitions, brings a wealth of experience to the acquisition process.  Prior to joining Reliance, Mr. Fortman spent two decades operating, owning and expanding his family’s multiple line insurance agency at Fortman Insurance Services, founded in 1978. Along with being a principal of the agency, he also specializes in sales, retention, growth and service for the agency’s large book of Employee Benefit clients. He brings an extensive level of agency management experience as well as providing growth strategies for newly acquired agencies.

Agency Partner network and InsurTech platform at ReliExchange.com

Our Go-to-Market Strategy

Our Go-to-Market high level goals include:

●	Building brand awareness
●	Creating inquiries
●	Generate agency signups
●	Create foundation for new marketing

Specific metrics for success include 50 New Contracted Agents per month, or 600 by mid 2023 and 1,000 by year-end across 3 agency partner types:

Target #1: Captive

●	When an agent represents one insurance company, they’ll earn multiples of what they make currently due to a broad array of offers.
●	Key target agency partners
●	They’ll earn multiples of what they make currently due to the broad array of offers.

Target #2: Agency Producers/CSRs

●	People who want their own agency.

Target #3: New Agency Startups

●	People who want to start their own business. Our platform makes it easy for people to start their own agencies - These people have no experience - Its a huge market where the majority of the current audience comes from, though it’s the tertiary choice.

Promotion

To meet our agency registration objectives, we have engaged in both inbound and outbound marketing. Outbound sales and marketing includes outreach on social media through posts and direct messages using tools on LinkedIn and other platforms, phone, email, and other methods of communication. Inbound marketing is primarily through driving traffic to our website through search engines, social media, and digital publicity campaigns. These combined tactics give us a constant influx of marketing qualified leads (MQL) and sales qualified leads (SQL) to predictably hit our target metrics each month.

Email Marketing

As we continue to build our database of customers and prospects, we will implement an effective email marketing campaign. This includes newsletters as well as content flows that drip out over time to keep people engaged. This content is pre-programmed to automatically fire at set intervals whenever someone registers for a list. Through automation, we continue to build rapport with people who eventually sign up for the service.

Public Relations

The digital marketing tactics that we use have the following benefits:

●	Increase brand credibility
●	Generate leads
●	Attract investors and partners
●	Make other marketing more effective
●	Attract talent
●	Improve reputation on Google
●	Drive domain authority for SEO
●	Differentiate from competitors
●	Increase perceived value
●	Convert leads faster

Social Media

As part of our content creation process, we’ve implemented a system for ongoing posts to social media channels such as LinkedIn. Tactics include:

●	Daily social listening – eye-on competitor + industry news + influencer
●	Creative design and content planning
●	Daily posting schedule
●	Real-time events support and live posting
●	Daily monitoring comments and discussions
●	A content coordinator with approving capabilities to approve/direct.
●	Monitoring data, providing monthly reports
●	Weekly meetings with updates on new content, industry news approval etc.…
●	Daily outreach, engagement, and growth of LinkedIn profile.
●	Weekly: 2 posts that demonstrate expertise, experience and thought leadership.
●	Monthly: Strategic growth and visibility

Using platforms like LinkedIn, Facebook, and Twitter, we post regular content with the aim of growing our visibility and credibility through social media storytelling. Our goal is to maintain a consistent brand story for customers, prospects, stakeholders, and industry experts.

Planning, writing, creating, and posting a mixture of our available assets, plus curated topics on industry trends and influencer thought leadership to provide validation and exposure outside of our existing followers, to develop the company story.

Our initial focus is on LinkedIn, with expansion to other platforms as it makes sense.

Podcasts

We have appeared on several podcasts as subject matter experts, and will continue with outreach to increase exposure, visibility, brand awareness, and sales.

Website Search Engine Optimization

Our goal is to improve the website to drive more organic traffic through Google and other search engines. The two primary objectives are to create engaging content, and to improve the technical SEO of the website.

SEO growth opportunities include:

●	SEO Audit and Execution to improve HTML, structured data and other technical issues
●	SEO review of any future site migration and platform upgrade plans as part of the M&A process
●	Information architecture & internal linking for SEO
●	Content topic and structural improvements
●	Keyword Tracking
●	Competitive analysis

Product

Our best-in-class product offerings include the following:

1)	An agency partner contract
2)	An agent / pro contract

Our value proposition is that we’re giving people a complete, white label business. Agents have a fast and easy website presence, get contracts with carriers they wouldn’t normally access, and they can get paid for referrals.

Price

Costs are very low. Access is approximately $90/month for agents, and $190/month for agency partners. This is a singular solution that gives people an all-in-one insurance agency.

For comparison, people used to pay about $50,000 to build out an insurance agency. Additionally, licensing can be around $750, with $100-200 in monthly expenditures. RELI Exchange removes these costly barriers to entry through technology.

With the RELI Exchange platform, our vision is to remove all barriers and activate contracted agents at scale. Being cost efficient for these agencies is key to our success. Unlike the franchise model, RELI Exchange is designed with low barriers to entry and a compelling value proposition. In addition, RELI Exchange significantly enhances competitive advantages through provided agency partners.

People (Target Audience)

We have identified several highly receptive target audiences, including:

●	Existing insurance agents & agency leadership/owners
●	People looking for a career change (GenX, older Millennials)
●	Experienced salespeople
●	Younger “quiet quitters” and “Great Resigners” who want more purposeful, lucrative work & flexibility
●	Recent college graduates with debt & unmarketable degrees with few career options
●	Captive Agents who feel trapped

The RELI Exchange Platform

The RELI Exchange platform is a revolutionary way to get insurance quotes without requiring users to undergo a complicated process of manually completing lengthy forms. With basic contact information, our proprietary tool can generate accurate home auto and life insurance quotes from credible providers in under 5 minutes, for free. Then, our platform connects each user with a fully trained and knowledgeable agent who guides them through the rest of the process to deliver the best coverage at the best price.

RELI Exchange is at the forefront of the digital transformation of the insurance industry. Our platform leverages unique technology, a proprietary database, and expert methodologies from experienced insurance agents to deliver a quality experience to agents and people looking to get insured.

In addition to providing customers with a great experience, RELI Exchange automates many processes for agents to free up their time to sell to new customers. The result is higher profitability with less work. Most importantly, mentorship is part of the RELI Exchange model, so that agents always receive the support they need to be successful.

System for Agent and Agency Partner Success

RELI Exchange agents have a distinct advantage over their captive counterparts when it comes to serving clients. They have access to multiple carriers in their markets, to provide more choices and solutions that fit their customers’ needs. Additionally, our automations and back-office support eliminate time spent on service requests and renewals, so agents can focus on sales growth.

We spent years developing our proprietary sales processes, backed up by an engaging mentorship program to maximize agent success. We provide every agent with comprehensive training, product and carrier knowledge, and cutting-edge technology. Plus, our back-office support team is readily available to train and assist agents at every step.

We actively recruit agents who are passionate about owning their own business and have a proven track record in business development. Our revenues are tied directly to their success, creating an environment that delivers consistent results.

Agents benefit from low startup costs and minimal overhead—no employees or physical location is required. In contrast, captive agents are often burdened with immediate hiring requirements, storefront leases, and advertising budgets. Moreover, our software platform delivers economies of scale so that fixed and variable costs are reduced for greater profitability.

Online Insurance and 5MinuteInsure.com

In August 2021, we launched 5MinuteInsure.com, which is a licensed online insurance agency that utilizes state of the art digital technology and seek to use this platform to develop business in the online insurance business which we believe represents an underutilized opportunity.

While 90% of customers are open to purchasing insurance online, 75% of the people who attempt to make online purchases report problems (Source: J.D. Power, Direct-to-Consumer Auto Insurers Take Top Honors in Shopping Study as New Normal Arrives for P&C Industry, J.D. Power Finds; Invoca, 36 Insurance Marketing Statistics You Need to Know in 2023). Moreover, the current insurance purchasing processes is time consuming and lacks transparency. There are over 96 insurance companies paying thousands of affiliates to generate leads, paying as much as $120 per lead (Source: The Insurance Marketer, Best Life Insurance Affiliate Programs: How Much Can You Earn?; Lasso, The 96 Best Insurance Affiliate Programs of 2023). Consequently, most of the current online sites are simply lead generators, which result in false insurance quotes, constant spam and aggressive sales pitches. We believe consumers are looking for an online platform that will replicate the services they could obtain from a traditional brick and mortar insurance agency, thus driving business toward the online site as we all migrate to online in this post COVID world.

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

● Third, 5MinuteInsure.com provides instant accurate coverage recommendations for home, auto and life insurance, providing consumers confidence they are not under or over-insured.

● Fourth, 5MinuteInsure.com provides in-house insurance buying and policy binding capabilities, meaning no redirection to other websites and the ability to finalize purchases on 5MinuteInsure.com in as little as five minutes.

● Fifth, coming soon is 5MinuteInsure’s free and secure account enables 24/7 access to previous quotes, policies and other documents.

● And finally, when it’s time for a policy renewal, 5MinuteInsure.com can populate the best offers in the market before their policy expires.

Thus, we believe in the specific benefits of the online insurance business, and we believe that 5MinuteInsure.com provides the platform to transform this segment of the industry.

Insurance M&A Overview

The solid growth within the insurance agency market has resulted in strong mergers and acquisition (M&A) activity within this sector. Mergers and acquisitions from insurance agents and brokers jumped from 795 in 2020 to over 1,000 in 2021, and remained consistently high in 2022 at almost 1000 new acquisitions, 24% over the 2020 totals. (Source: Optis, Partners Agent & Broker 2022 Year-end Merger & Acquisition Report).

“Mergers and acquisitions (M&A) activity in the insurance sector shows no signs of slowing over the next 12 months. Given the optimistic forecast, executives should evaluate market opportunities that can safeguard future enterprise value now. Discover the insurance M&A trends and drivers that can help identify profitable moves and shape M&A strategies to ride the wave of growth in 2022.” (Source: Deloitte, 2022 midyear insurance M&A outlook, 2022)

The COVID-19 crisis may have an impact on the insurance industry for quite some time. Some factors to consider are:

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

5 https://optisins.com/wp/2023/01/2022-ma-report/

Insurance Agency Brand Acquisitions as of 1Q 2023

●	RELI Exchange
●	5 Minute Insure
●	Altruis Benefits
●	J.P. Kush & Associates
●	US Benefits Alliance
●	Employee Benefits Solutions
●	Fortman Insurance Solutions
●	Medigap Healthcare
●	Southwestern Montana Insurance Center
●	UIS Agency
●	Commercial Coverage Solutions

Acquisition History

●	In October 2018, announced first two acquisitions: Employee Benefits Solutions and U.S. Benefits Alliance; Michigan-based agencies specializing in the sale of health insurance products in the wholesale and retail industry
●	In December 2018, acquired Commercial Coverage Solutions, LLC, a commercial property and casualty insurance company specializing in commercial trucking and transportation insurance
●	In September 2019, two agencies transferred ownership from Reliance Global Holdings, LLC, a private company affiliated with Reliance Global Group:
○	Southwestern Montana Insurance, a group health insurance agency providing personal and commercial lines of insurance
○	Fortman Insurance Agency, LLC, an agency providing multiple lines of insurance in the property/casualty and life/health insurance sectors
●	In September 2019, acquired Altruis Benefit Consulting; serves customers throughout the entire State of Michigan, specializing in providing individual and group health insurance
●	In September 2020, acquired the assets of UIS Agency, LLC (UIS), a premier regional insurance agency serving the commercial transportation industry
●	In May 2021, acquired J.P. Kush and Associates, Inc., a premier healthcare insurance agency with operations in 10 states, headquartered in Troy, Michigan
●	In January 2022, Medigap Health Insurance Company, an insurance brokerage company headquartered in Florida, specializing in Medicare supplement insurance
●	In April 2022, acquired Barra & Associates, (changed to RELI Exchange following acquisition) a recognized provider of both personal and commercial insurance products, including P&C insurance, life insurance, health insurance and other insurance products.

Insurance Agency Acquisition Strategy

●	Numerous acquisition targets within a highly fragmented market
○	Reliance’s access to capital supports the growth of the acquired companies
●	Ownership and management remain engaged
●	Focus on acquiring growing and profitable businesses, for below-market prices
○	Ability to leverage cash flow of acquiree through low-cost debt financing and provide earnouts as part of consideration
●	Economies of scale through first class technology infrastructure and national sales/marketing platform
○	Few insurance agencies have the size and scale to compete at a national level
●	Management expertise in acquisitions, operations, and financial management

Digitizing Bricks & Mortar Agencies

●	Capitalizing on consumer shift to ‘online’
○	More and more customers search for insurance online, but consumers prefer the personal touch of an agent
●	Proprietary backend processing technology to support Reliance’s agency business
●	Strategy to acquire traditional ‘offline’ home, auto and life agencies, and utilize technology to more cost effectively service the acquired policies
●	By implementing artificial intelligence, robotic process automation (RPA) and automatic shopping for best rates at renewals, Reliance can:
○	Dramatically reduce cost
○	Allow agents to focus on selling new policies,
○	Create a digitally empowered and scalable insurance agency model
●	Ability to rapidly expand Reliance’s agency network nationwide and drive margin expansion through the combination of digital backend and continued M&A of cash flow positive and accretive acquisitions

Employees

As of March 30, 2023, we employed 78 employees across all Company subsidiaries.

We believe that a diverse workforce is important to our success. We will continue to focus on the hiring, retention and advancement of underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

We also provide robust compensation and benefits programs to help meet the needs of our employees. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes.

Competition

The insurance brokerage business is highly competitive, and numerous firms actively compete with us for customers and insurance markets. Competition is largely based upon innovation, knowledge, terms and conditions of coverage, quality of service and price. We believe that we’re well positioned to be highly competitive and continuously gain market share. Additionally, our focus on InsurTech is a game-changer in the industry and helps us stand-out vs. the compention.

The Merger and Acquisition of Insurance Agencies is a highly competitive industry, as well. Competition is due to many well-established companies having extensive experience in identifying and effecting business combinations who possess great technical, human, and financial resources. Several firms and banks with substantially greater resources and market presence compete with us. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses might be limited.

Government Regulation

The business practices and compensation arrangements of the insurance intermediary industry, including our practices and arrangements, are regulated by various governmental authorities. Certain of our offices are parties to profit-sharing contingent commission agreements with certain insurance companies, including agreements providing for potential payment of revenue-sharing commissions by insurance companies based primarily on the overall profitability of the aggregate business written with those insurance companies and/or additional factors such as retention ratios and the overall volume of business that an office or offices place with those insurance companies. The legislatures of various states may adopt new laws addressing contingent commission arrangements, including laws prohibiting such arrangements, and addressing disclosure of such arrangements to insureds.

We and our employees must be licensed to act as brokers, intermediaries, or third-party administrators by state regulatory authorities in the locations in which we conduct business. Regulations and licensing laws vary by individual state and are often complex. The applicable licensing laws and regulations in all states are subject to amendment or reinterpretation by regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension, and renewal of licenses. We believe that we are in compliance with the applicable licensing laws and regulations of all states in which we currently operate. However, the possibility still exists that we or our employees could be excluded or temporarily suspended from carrying on some or all of our activities in, or could otherwise be subjected to penalties by, a particular jurisdiction.

Nearly all states have insurance laws requiring personal property and casualty insurers to file rating plans, policy or coverage forms, and other information with the state’s regulatory authority. In many cases, such rating plans, policy, or coverage forms, must be approved prior to use and the regulator has the authority to disapprove a rate filing. While we are not an insurer, and thus not required to comply with state laws and regulations regarding insurance rates, our commissions are derived from a percentage of the premium rates set by insurers in conjunction with state law.

Item 1a. RISK FACTORS

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

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

We hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts that could be adversely affected if the financial institution holding such funds fail.

We hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts at one financial institution. The balance held in these accounts exceeds the Federal Deposit Insurance Corporation, or FDIC, standard deposit insurance limit of $250,000. If the financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations, including payroll obligations.

For example, on March 10, 2023, Silicon Valley Bank, or SVB, and Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If the financial institution in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits or investments in a similar manner.

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

Because our insurance business is highly concentrated in Michigan, New York, Montana and Ohio, Florida, and Illinois adverse economic conditions, natural disasters, or regulatory changes in these regions could adversely affect our financial condition.

A significant portion of our insurance business is concentrated in Michigan, New York, Montana, Ohio, Florida, and Illinois. For the years ended December 31, 2022, and 2021 we derived $16,755,884 and $9,710,334 respectively or 100%, of our annual revenue, respectively, from our operations located in these regions (FYE 2022 - Michigan – 38%, New York – 2%, Montana – 11%, Ohio – 13%, Florida – 30%, and Illinois – 7%. FYE 2021 - Michigan – 56.64%, New Jersey – 3.44%, Montana – 17.97% and Ohio – 21.95%). The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in these four states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes or other weather conditions, and other possible events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.

If we fail to comply with the covenants contained in certain of our agreements, our liquidity, results of operations and financial condition may be adversely affected.

The Oak Street credit agreements, in the aggregate principal amount of $13,782,223 and $8,133,925, as of December 31, 2022 and 2021, that govern our debt contain various covenants and other limitations with which we must comply including a debt to EBITDA ratio covenant and a covenant that at all times that the loans are outstanding: (i) Ezra Beyman, our chief executive officer, Debra Beyman, Mr. Beyman’s wife, or Yaakov Beyman, son of Mr. and Ms. Beyman, or someone else approved by Oak Street, as applicable, will be the manager of the current subsidiaries of the Company, (ii) Mr. Ezra Beyman will be President and Chairperson of the Board of the Company, and (iii) Reliance Holdings will continue to remain a shareholder of the Company’s equity and Ezra and Debra will be the sole owners of Reliance Holdings as tenants in entirety. The credit agreements also contain provisions which cause a “cross default” if we default our obligations under other material contracts to which we are parties. The credit agreements contain customary and usual events of default, including, subject to certain specified cure periods and notice requirements, the Company’s or one of its subsidiaries’ failure to comply with the covenants therein. Upon an event of default, the lender has customary and usual remedies to cure these defaults including, but not limited to, the ability to accelerate the indebtedness.

The credit agreements contain financial covenants including debt service coverage ratio and debt to EBIDTA tests. As of December 31, 2022, the Company passes the debt service coverage test and slightly exceeds the debt to EBITDA limit. Oak Street has committed to providing the Company with a waiver for the debt to EBITDA test and will increase the limit for the first three quarters of 2023 so that the Company remains in compliance. As of December 31, 2021, the Company was in compliance with all financial covenants.

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

Our shares of common stock are currently listed on Nasdaq. If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholders’ equity requirement, Nasdaq may take steps to delist our common stock. Any delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so.

As previously disclosed in the Current Report on Form 8-K filed on September 29, 2022 by the Company on September 27, 2022, the Company received written notice from Nasdaq’s Listing Qualifications Department notifying the Company that for the preceding 30 consecutive business days (August 15, 2022 through September 26, 2022), the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2). The notice had no immediate effect on the listing or trading of the Company’s common stock and the common stock continued to trade on Nasdaq under the symbol “RELI.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had a compliance period of 180 calendar days, or until March 27, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

On March 9, 2023, Nasdaq’s Listing Qualifications Department notified the Company that it had regained compliance with Nasdaq Listing Rule 5550(a)(2).

Any perception that we may not comply with Nasdaq continued listing requirements or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our common stock.

The Company’s CEO has a significant common stock equity interest.

As of March 30, 2023, our CEO, Ezra Beyman, is the beneficial owner of approximately 25% of the common stock, consisting of 394,402 common shares. As of December 31, 2022, the outstanding loan balances due from affiliated entities to our CEO, Reliance Global Holdings LLC and YES Americana Group, LLC, were approximately $100,724 and $1,500,000.

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

We can provide no assurance that our common stock or the warrants will always meet the Nasdaq continued listing standards.

Our common stock is currently quoted on the Nasdaq. We can provide no assurance that that an active trading market on Nasdaq for our common stock and the warrants will develop and continue. If our common stock remains quoted on or reverts to an over-the-counter system rather than being listed on a national securities exchange, you may find it more difficult to dispose of shares of our common stock or obtain accurate quotations as to the market value of our common stock.

Possible issuance of additional securities.

Our Articles of Incorporation authorize the issuance of 133,333,333 shares of common stock, par value $0.086 per share. As of December 31, 2022 we had 1,219,573 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

We could be negatively impacted by cybersecurity attacks.

We may use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyberattacks, including cyberattacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The risk of such a security breach or disruption has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and will likely continue to increase in the future. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The results of these incidents could include disrupted operations, misstated or unreliable financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, regulatory enforcement litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Additionally, the cost of maintaining and improving such systems and processes, procedures and internal controls may increase from its current level. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyberattacks, natural disasters and defects in design. Additionally, we rely on third party service providers for certain aspects of our business. We can provide no assurance that the networks and systems that our third party vendors have established or use will be effective. Even if we are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including vendors, software creators, cybersecurity service providers, and other third parties with whom we do business, may occur, and such events could disrupt our normal business operations and networks in the future.

We are subject to a variety of federal, state and international laws and other obligations regarding data protection.

We are subject to a variety of federal, state and international laws and other obligations regarding data protection. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing domestic and international requirements may cause us or our businesses to incur substantial costs or require us or one of our businesses to change its business practices. Any failure by us to comply with our own privacy policy, applicable association rules, or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

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

Speculative Nature of Warrants.

The warrants offered in our February 2021 offering do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our common stock at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the Series A Warrants may exercise their right to acquire the common stock and pay an exercise price of $99.00 per share (110% of the public offering price of our common stock and warrants in the February-2021 offering), prior to five years from the date of issuance, after which date any unexercised warrants will expire and have no further value.

By entering into the Private Placement (as hereinunder defined in this Annual Report on From 10-K), on December 22, 2021, we entered into a commitment to issue B Warrants on the Initial Closing Date for a fixed price and exercise price, as applicable. The commitment to issue Series B Warrants (the “Warrant Commitment”) represents a financial instrument, other than an outstanding share, that, at inception, has both of the following characteristics: (i) embodies a conditional obligation indexed to the Company’s equity shares and (ii) may require the Company to settle the obligation by transferring assets. Under ASC 480, Distinguishing Liabilities from Equity, it was required to be initially measured and subsequently remeasured, at fair value as an asset or liability with changes in fair value recognized in earnings. The Series B Warrant has an exercise price of $61.35 per share, subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for, Common Stock at a price below the then-applicable exercise price (subject to certain exceptions, including a floor price of $57.60 per share of Common Stock, until the Company has received shareholder approval for the sale of securities in the Private Placement). The Series B Warrants are exercisable commencing on the date of issuance, and will expire five years from the date of issuance.

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

State blue sky registration; potential limitations on resale of the Company’s common stock

The holders of the Company’s shares of common stock registered under the Securities Exchange Act of 1934, as amended (the “Securities Act”) and those persons who desire to purchase them in any trading market that may develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell the Company’s securities. Accordingly, investors should consider the secondary market for the Company’s securities to be a limited one.

Changes in tax laws could materially affect our financial condition, results of operations and cash flows.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. For example, the Inflation Reduction Act (the “IRA”) was signed into law on August 16, 2022 and was effective beginning in fiscal 2023. The IRA imposes a 15% minimum tax for large corporations on global adjusted financial statement income for tax years beginning after December 31, 2022, and a 1% excise tax on certain share repurchases occurring after December 31, 2022. We do not currently expect that the IRA will have a material impact on our income tax liability, but will continue to monitor this change in future periods. We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

Expectations of our company relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, customers and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. We expect that an increased focus on ESG considerations will affect some aspects of our operations, particularly as we expand into new geographic markets. There are a number of constituencies that are involved in a range of ESG issues, including investors, special interest groups, public and consumer interest groups and third-party service providers. As a result, there is an increased emphasis on corporate responsibility ratings and a number of third parties provide reports on companies in order to measure and assess corporate responsibility performance. In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In the future, we may be required to make substantial investments in matters related to ESG which could require significant investment and impact our results of operations. Any failure in our decision-making or related investments in this regard could affect consumer perceptions as to our brand. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Below is a schedule of the properties we currently occupy:

Entity Name	Location	Own/Lease	Description	Approx. Sq. Footage	Lease Term	Monthly Rent in USD
Employee Benefits Solutions	Cadillac, Michigan	Lease	Office Building	3,024	10/2019– 9/2024	$2,400
Southwestern Montana Insurance Center	Helena, Montana	Lease	Office Building	1,500	Monthly	1,500
Southwestern Montana Insurance Center	Belgrade, Montana	Lease	Office Building	6,000	4/2019– 3/2023 Lease renewal expected	7,000
Fortman Insurance Center	Bluffton, Ohio	Lease	Office Building	990	9/2020 – 8/2023	555
Fortman Insurance Center	Ottawa, Ohio	Lease	Office Building	2,386	5/2019– 4/2024	2,400
Commercial Coverage Solutions/UIS	Pomona, New York	Lease	Office Building	1,000	8/2020– 8/2023	3,667
Altruis Benefits Consultants	Bingham Farms, MI	Lease	Office Building	1,767	6/2021– 5/2024	4,855
Reliance Global Group, Inc.	Lakewood, NJ	Lease	Office Building	4,436	6/2021 – 3/2029	9,174
J.P. Kush and Associates	Troy, MI	Lease	Office Building	1,400	4/2022– 4/2025	2,980
Medigap Health Insurance Company, LLC	Boca Raton, FL	Lease	Office Building		2/2022 – 12/2023	15,215
Barra & Associates, LLC	Schaumburg, IL	Lease	Office Building		4/2022 – 05/2025	3,608
Reliance Global Group, Inc.	Suffern, NY	Lease	Office Building		9/2022 – 8/2024	2,000

Item 3. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2022, there were approximately 495 holders of record of our ordinary shares, although there is a much larger number of beneficial owners.

Dividends

The Company has never paid any cash dividends and does not expect to pay dividends for the foreseeable future. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. The payment of dividends will be contingent upon the Company’s future revenues and earnings, if any, capital requirements, overall financial condition, and other factors that our board of directors deems relevant. The payment of any future dividends will be within the discretion of the Company’s board of directors as then constituted. It is the Company’s expectation that future management following a business combination will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

There have been no equity securities repurchased by the Company for the years ending December 31, 2022 and 2021.

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “RELI”, and our warrants to purchase common stock are listed on the NASDAQ Capital Market under the symbol “RELIW.”

Holders of Record

On March 29, 2023, the closing price per share of our common stock was $2.94 as reported on the NASDAQ.

Securities Authorized for Issuance under Equity Compensation Plans

2019 Equity Incentive Plans

On January 29, 2019, our board of directors and stockholders adopted the 2019 Equity Incentive Plan, pursuant to which 46,667 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2019 Equity Incentive Plans as of December 31, 2022 which had outstanding grants and remaining unissued shares, taking into account issuance of restricted stock to officers and directors, as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,928	$232.78	21,463
Equity compensation plans not approved by security holders	-	-	-
Total	10,928	$232.78	21,463

Recent Sales of Unregistered Securities

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury) and all under Section 4(a)(2) of the Securities Act of 1933	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) OR Nature of Services Provided (if applicable)	Restricted or Unrestricted as of this filing?	Exemption or Registration Type?

1/3/2022	New	1,000	Common		Yes	Warberg	Exercise of Series A warrants	Restricted	4(a) (2)

1/4/2022	New	16,000	Common		Yes	Clear Street LLC	Exercise of Series A warrants	Restricted	4(a) (2)

1/5/2022	New	4,000	Common		Yes	Clear Street LLC	Exercise of Series A warrants	Restricted	4(a) (2)

1/5/2022	New	178,060	Common		Yes	Hudson Bay Master Fund Ltd. and Armistice Capital Master Fund, LTD.	Cash	Restricted	4(a) (2)

1/5/2022	New	9,076	Preferred		Yes	Hudson Bay Master Fund Ltd. and Armistice Capital Master Fund, LTD.	Cash	Restricted	4(a) (2)

1/10/2022	New	40,402	Common		Yes	Pagidem, LLC	Acquisition	Restricted	4(a) (2)

1/18/2022	New	4,000	Common		Yes	Clear Street LLC and Warberg	Exercise of Series A warrants	Restricted	4(a) (2)

3/22/2022	New	(218,462)	Common		Yes	Hudson Bay Master Fund Ltd., Pagidem, LLC and Armistice Capital Master Fund, LTD.	Exchange of common shares for series C and D warrants	Restricted	4(a) (2)

5/24/2022	New	89,030	Common		Yes	Hudson Bay Master Fund Ltd.	Exercise of Series C warrants	Restricted	4(a) (2)

5/24/2022	New	40,402	Common		Yes	Pagidem, LLC	Exercise of Series C warrants	Restricted	4(a) (2)

6/14/2022	New	88,963	Common		Yes	Armistice Capital Master Fund, LTD.	Exercise of Series C warrants	Restricted	4(a) (2)

8/4/2022	New	122,869	Common		Yes	Armistice Capital Master Fund, LTD.	Conversion of preferred shares	Restricted	4(a) (2)

8/15/2022	New	28,497	Common		Yes	Hudson Bay Master Fund Ltd.	Exercise of Series D warrants	Restricted	4(a) (2)

8/18/2022	New	52,926	Common		Yes	Armistice Capital Master Fund, LTD.	Exercise of Series D warrants	Restricted	4(a) (2)

8/24/2022	New	25,070	Common		Yes	Hudson Bay Master Fund Ltd.	Conversion of preferred shares	Restricted	4(a) (2)

Use of Proceeds from Registered Securities

Not applicable

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data

RESERVED

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

As part of our growth and acquisition strategy, we continue to survey the current insurance market for value-add acquisition opportunities. As of December 31, 2022, we have acquired ten insurance agencies, including both affiliated and unaffiliated companies and long term, we seek to conduct all transactions and acquisitions through our direct operations.

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

With the acquisition of Barra, we launched RELI Exchange, our business-to-business (B2B) InsurTech platform and agency partner network that builds on the artificial intelligence and data mining backbone of 5MinuteInsure.com. Through RELI Exchange we on-board agency partners and provide them an InsurTech platform white labeled, designed and branded specifically for their business. This combines the best of digital and human capabilities by providing our agency partners and their customers quotes from multiple carriers within minutes. Since its inception, RELI Exchange, has increased its agent roster by close to 130%.

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

Financial Instruments

The Company’s financial instruments as of December 31, 2022, consist of derivative warrants. These are accounted at fair value as of inception/issuance date, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, (non-cash) gain or loss.

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

Insurance Acquisitions and Strategic Activities

As of the date of this filing, we have acquired ten insurance brokerages (see table below), including both acquisitions of affiliated companies (i.e., owned by Reliance Holdings before the acquisition) and unaffiliated companies. As we continue to execute on our acquisition strategy, our reach within the insurance industry can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

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

On November 9, 2022, per an amendment to the purchase agreement, the earn-out amount was amended from 10,605 shares of our common stock to an amount equal to $77,629. Additionally, we agreed to issue 16,586 shares of our common stock to the seller as soon as practicable, which is expected to be within six months of this amendment.

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

Medigap Healthcare Insurance Agency, LLC Transaction

On January 10, 2022, pursuant to an asset purchase agreement, dated December 21, 2021, we completed the acquisition of all of the assets of Medigap Healthcare Insurance Company, LLC (“Medigap”) for a purchase price of $20,096,250 consisting of: (i) payment to Medigap of $18,138,750 in cash and (ii) the issuance to Medigap of 40,402 shares of the Company’s restricted common stock in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The purchase price is subject to post-closing adjustment to reconcile certain pre-closing credits and liabilities of the parties. The shares issued to Medigap as part of the purchase price are subject to lock up arrangements pursuant to which 50% of the shares may be sold after the one-year anniversary of the date of closing of the transaction and the balance of the shares may be sold after the second-year anniversary of the date of closing of the transaction.

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
	$7,725,000

Goodwill of $4,236,822 arising from the acquisition of Barra consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the acquisition of Barra is currently expected to be deductible for income tax purposes. Total acquisition costs incurred through December 31, 2022 for the acquisition of Barra were 72,793 recorded as a component of General and administrative expenses.

Recent Developments

Private Placements

On March 13, 2023, the Company entered into a securities purchase agreement with one institutional buyer for the purchase and sale of, (i) an aggregate of 155,038 shares (the “Common Shares”) of the Company’s common stock, par value $0.086 per share (the “Common Stock”) along with accompanying common warrants (the “Common Units”), (ii) prefunded warrants (the “Prefunded Warrants”) that are exercisable into 897,594 shares of Common Stock (the “Prefunded Warrant Shares”) along with accompanying common warrants (the “Pre-Funded Units”), and (iii) common warrants (the “Common Warrants”) to initially acquire up to 2,105,264 shares of Common Stock (the “Common Warrant Shares”) (representing 200% of the Common Shares and Prefunded Warrant Shares) in a private placement offering (the “Private Placement”). Additionally, the Company agreed to issue a warrant to the Placement Agent (defined below), to initially acquire 52,632 shares of common stock (the “PA Warrant”). The closing of the Private Placement occurred on March 16, 2023.

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

As part of its remediation plan, on March 22, 2022 we entered into Exchange Agreements with the holders of common stock issued in January 2022 resulting from the Medigap Acquisition and Private Placement. Pursuant to the Exchange Agreements, we issued 218,462 Series C prepaid warrants in exchange for 218,462 shares of our common stock that were previously issued. Additionally, to compensate the Private Placement investors for entering into the Exchange Agreements, we issued 81,500 Series D prepaid warrants to such investors for no additional consideration on the same date. The fair value of the Series D prepaid warrants upon issuance was $6,930,335; such amount was treated as a deemed dividend and accordingly reduced income available to common stockholders for the period. Shares of common stock underlying the Series C and D prepaid warrants are treated as outstanding for purposes of calculating basic and diluted earnings per share. The Series C warrants were exercised during the quarter ended June 30, 2022. The Series D warrants were exercised during the quarter ended September 30, 2022.

Stock Splits

On February 23, 2023, pursuant to authority granted by the Board of Directors of the Company, the Company implemented a 1-for-15 reverse split of the Company’s authorized and issued and outstanding common stock (the “Reverse Split-2023”). The par value remains unchanged. All share and per share information as well as common stock and additional paid-in capital have been retroactively adjusted to reflect the Reverse Split-2023 for all periods presented, unless otherwise indicated.

Results of Operations

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

The following table sets forth our revenue and operating expenses for each of the years presented.

	December 31, 2022	December 31, 2021
Revenue
Commission income	$16,755,884	$9,710,334
Total revenue	16,755,884	9,710,334

Operating expenses
Commission expense	3,384,734	2,427,294
Salaries and wages	8,592,051	4,672,988
General and administrative expenses	6,717,889	3,589,221
Marketing and advertising	2,584,895	325,838
Depreciation and amortization	2,801,824	1,607,313
Goodwill impairment	14,373,374	-
Total operating expenses	38,454,767	12,622,654

Loss from operations	(21,698,883)	(2,912,320)

Other expense, net	(899,913)	(533,337)
Recognition and change in fair value of warrant commitment	29,064,958	(17,652,808)
Total Other income (expense)	28,165,045	(18,186,145)

Net income (loss)	$6,466,162	$(21,098,465)

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

The Company had revenues of $16,755,884 for the year ended December 31, 2022, as compared to $9,710,334 for the year ended December 31, 2021. The increase of $7,045,550 or 73% is primarily driven by organic growth and the additional insurance agencies acquired in 2022.

Commission expense

The Company had total commission expense of $3,384,734 for the year ending December 31, 2022, compared to $2,427,294 for the year ending December 31, 2021. The increase of $957,440 or 39% is primarily driven by organic growth and the additional insurance agencies acquired in 2022.

Salaries and wages

The Company reported $8,592,051 of salaries and wages expense for the year ending December 31, 2022, compared to $4,672,988 for the year ending December 31, 2021. The increase of $3,919,063 or 84% is primarily driven by expanded operations, both organic and due to the additional insurance agencies acquired in 2022.

General and administrative expenses

The Company had total general and administrative expenses of $6,717,889 for the year ending December 31, 2022, as compared to $3,589,221 for the year ending December 31, 2021. The increase in expense of $3,128,668 or 87% is primarily driven by expanded operations, both organic and due to the additional insurance agencies acquired in 2022.

Marketing and advertising

The Company reported $2,584,895 of marketing and advertising expense for the year ending December 31, 2022, compared to $325,838 for the year ending December 31, 2021. The increase of $2,259,057 or 693% is primarily a result of Medigap’s direct business to consumer marketing model deployed through social media platforms, in addition to overall increased branding and outreach efforts to achieve greater industry presence.

Depreciation and amortization

The Company reported $2,801,824 of depreciation and amortization expense for the year ending December 31, 2022, compared to $1,607,313 for the year ending December 31, 2021. The increase of $1,194,511 or 74% is a result of the Company’s acquired assets through business combinations.

Goodwill impairment

The company reported $14,373,374 of goodwill impairment expense for the year ended December 31, 2022, compared with $0 for the year ended December 31, 2021. The increase of $14,373,374 was due to an evaluation performed indicating that goodwill was impaired by this amount.

Other income and expense

The Company reported $28,165,045 of other income for the year ending December 31, 2022 compared to $18,186,145 of other expense for the year ending December 31, 2021. The increase of $46,351,190 or 255% is attributable primarily to the recognition and change in fair value of warrant liabilities account which had an approximate gain of $29 million in the current year versus an approximate loss of $18 million in the prior year.

Liquidity and capital resources

As of December 31, 2022, the Company had a cash balance of $1,909,769, of which $1,404,359 was restricted and working capital deficit of $4,528,905 compared with a cash balance of $4,620,722, of which $484,542 was restricted and a working capital deficit of $36,999,751 on December 31, 2021. The increase in working capital is primarily attributable to the issuance of the derivative warrant liability commitments of $37,652,808 and reclassifying them from current to non-current liabilities. Pursuant to a securities purchase agreement which closed on March 16, 2023, the Company received funds net of transaction costs of approximately $3,446,000, to be used primarily for working capital.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact to pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(3,189,997)	$(2,253,275)
Net cash used in investing activities	(24,642,312)	(2,299,360)
Net cash provided by financing activities	25,121,356	8,643,776
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(2,710,953)	$4,091,141

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $3,189,997, compared to cash used in operating activities of $2,253,275 for the year ended December 31, 2021. The 2022 cash used relates to a net gain of $6,466,162, offset by non-cash adjustments of $10,561,046 principally related to depreciation and amortization of $2,801,824, goodwill impairment of $14,373,374, amortization of debt issuance costs of $41,875, share based compensation expense of $1,249,873, and non-cash lease expense of $36,442, offset by a recognition and change in fair value of warrant commitment of $29,064,958 as well as changes of net working capital items in the amount of approximately $905,000 principally due to a decrease in accounts payable and accrued expenses of $1,304,652, a decrease in the chargeback reserve of $568,539, offset by a decrease in prepaid expense and other current assets of $2,496,689, and an increase in other payables of approximately $270,000.

Investing Activities.

During the year ended December 31, 2022, cash flows used in investing activities were $24,642,312 compared to cash flow used in investing activities of $2,299,360 for the year ended December 31, 2021. The 2022 cash used relates to cash paid for the acquisitions of $24,138,750, the purchase of property and equipment of approximately $71,000 and approximately $882,000 cash paid for intangible assets, offset by cash received from proceeds of the sale of investment in NSURE of $450,000.

Financing Activities.

During the year ended December 31, 2022, cash provided by financing activities was $25,121,356 as compared to $8,643,776 for the year ended December 31, 2021. The 2022 net cash provided by financing activities is primarily related to proceeds from the Private Placement offering in January 2022. The net proceeds from the issuance of these shares was $17,853,351. Additionally, we received proceeds of $2,475,000 from the exercise of Series A warrants, $6,520,000 through loan proceeds received for a business acquisition and $1,500,000 million through a related party loan. These were offset by debt principal repayments of approximately $875,000, payment of debt issuance costs of $214,000, payment of a related party loan of approximately $184,000, payments on earn-out liabilities of approximately $1,705,000, and payments for short term financing of approximately $263,000.

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

For the year ended December 31, 2022 the Company performed a goodwill impairment test utilizing the Market Approach – Traded Market Value Method, concluding that goodwill was overvalued by $14,373,374. As a result, the Company recognized goodwill impairment of same amount in the goodwill impairment account on the Statements of Operations for the year ended December 31, 2022. For the year ended December 31, 2021, the Company assessed goodwill in accordance with ASC 350-20-35-3, analyzing the relevant qualitative factors. The Company noted that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount, thus determining that the two-step goodwill impairment test was not required. Pursuant to the qualitative assessment, the Company concluded that goodwill was not impaired as of and for the year ended December and 2021.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Controls and Procedure Requirements

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in all material respects.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2022, our Company’s internal control over financial reporting was effective in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors and executive officers of the Company, their ages as of the date of this Form 10-K, their positions held, and all commenced service with the Company in 2022.

Name	Age	Position(s) Held
Ezra Beyman	68	Chief Executive Officer (CEO) and Chairman of the Board of Directors
Alex Blumenfrucht	34	Chief Financial Officer and Director (Resigned)
William Lebovics	39	Chief Financial Officer, (Transferred on January 1, 2023 to non-officer role)
Joel Markovits	42	Chief Financial Officer (CFO) as of January 1, 2023, Chief Accounting Officer (CAO) and Financial Reporting Manager
Yaakov Beyman	40	Executive Vice President, Insurance Division
Scott Korman	68	Director and Chair of the Audit Committee (Audit Committee Financial Expert), and Member of the Compensation and Nominating and Governance Committees
Ben Fruchtzweig	58	Director and Chair of the Compensation Committee and Member of the Audit and Nominating and Governance Committees
Sheldon Brickman	57	Director and Chair of the Nominating and Governance Committee and Member of the Audit and Compensation Committees

Ezra Beyman:

Director of Reliance Global Group, Inc.

2018 – Present: Chief Executive Officer of Reliance Global Group, Inc.

1985- Present: Chairman of Reliance Global Holdings, LLC and Affiliates

Ezra Beyman has served as the Chairman of our Board of Directors and our Chief Executive Officer since 2018. Mr. Beyman is the central force leading the success and growth of Reliance Global Group, Inc. Drawing on his nearly three decades of entrepreneurial experience in real estate and ten years in insurance, he has set his vision and acuity on one integrated goal: integrity and success. At one point in time Mr. Beyman’s portfolio of commercial and residential properties comprised of approximately 40,000 units, as well as several insurance agencies. In 1985, he founded a small mortgage brokerage, together with his wife, which he operated in his basement. From there, his company rapidly grew into a dynamic force on the market. By 2008, he owned the third largest licensed mortgage brokerage in the U.S., having acquired numerous mortgage companies in the interim. He also expanded to real estate acquisition, having grown his portfolio to over three billion dollars. In expanding his investments, Mr. Beyman began exploring opportunities in other markets, acquiring several insurance agencies in both Florida and New Jersey. His ventures included entering the domains of warrantee and insurance carriers. Raised in the New York metropolitan area, Mr. Beyman spent his secondary and post-secondary school years at Mesivta Tifereth Yerushalayim, where he advanced his analytic abilities while mastering various areas of Talmudic studies, earning a position as one of the closest students of the Dean. He earned his First Talmudic degree in 1975.

Joel Markovits:

2021 - Present: Chief Financial Officer of Reliance Global Group, Inc.

2015 – 2021: Senior Manager (Audit) at KPMG LLP

Joel Markovits, our current Chief Financial Officer as of January 1, 2023, joined the Company in June 2021 as financial reporting manager and subsequently was appointed Chief Accounting Officer (CAO) in February 2022. Joel brings over 12 years’ financial, accounting and reporting experience in both the public and private sectors. Prior to joining Reliance Global Group, Joel was a senior manager at KPMG LLP from April 2015 through May 2021, where he led some of the larger and more complex audit engagements, including serving as lead audit senior manager on a global $16 billion (annual revenues) enterprise reporting on both US GAAP and IFRS. He was also a data & analytics specialist and technology innovation leader at KPMG for its largest US Business Unit, overseeing the development and deployment of technological capabilities that enhance data analyses. Joel is a Certified Public Accountant in the State of New Jersey since November 2013.

Yaakov Beyman:

2018 – Present: Executive VP of Insurance Division, Reliance Global Group, Inc.

2012 – 2018: Executive VP of Insurance Division, Empire Insurance Holdings

Yaakov Beyman, son of Mr. Ezra Beyman has served as the Executive Vice President of the Insurance Divisions since July 2018. Mr. Beyman oversees the insurance operations of Reliance Global Group, Inc. From December 2012 – July 2018, he was Executive VP of Insurance Division, of Empire Insurance Holdings. He works from a platform that includes both strategizing the future vision of the insurance division and developing and implementing operational tools on a more granular level to grow the various insurance businesses. In his role as a strategist, Mr. Beyman has mapped a clear future: expand the various insurance products that RELI offers both geographically and in category. On the more hands-on level, Mr. Beyman (who holds insurance licenses in most of the continental U.S.) is heavily involved in marketing, maintaining state of the art technological models, financial management and distribution, and entity creation and maintenance. Combining his roles as the idea-generator and implementer, he is well-equipped to take the lead role in growing the Company.”

Alex Blumenfrucht:

Director of Reliance Global Group, Inc.

2018 - 2022: Former CFO of Reliance Global Group, Inc.

2015 – 2018: Audit senior at Deloitte and Touché.

Alex Blumenfrucht has served as member of our board of directors since 2018 and served as our Chief Financial Officer (CFO) from 2018 until June 1, 2022, at which time he resigned as our Chief Financial Officer and accepted employment as CFO of an unaffiliated company. Prior to joining our Company, Mr. Blumenfrucht served as an Audit & Assurance Professional at Deloitte & Touché, LLP from September 2015 until May 2018, where he successfully led audit teams on both public and privately held corporations. The Board determined that Mr. Blumenfrucht’s extensive experience in internal control, financial analysis, and reporting for both private and publicly traded companies is central to the Company’s management of finances, reporting, and controls and makes him an ideal director.

William Lebovics:

2022 Former CFO of Reliance Global Group, Inc.

2019 - 2021: Director of Business Development at IDT Corporation

William Lebovics was appointed by the Company to serve as Chief Financial Officer (CFO) effective June 1, 2022.Effective January 1, 2023, William transitioned out of the CFO role into the role of Senior Vice President of Acquisitions. Prior to joining the Company, William served as Head of Business Development at IDT Corporation (NYSE: IDT), from November 2021- May 2022, where he worked closely with Chairman Howard Jonas on two new lines of business for the company. From January 2019- November 2021, William served as Finance Manager of IDW Media Holdings (NYSE: IDW) where he was responsible for dealing with financial reporting, financing, and M&A, as well as other finance related operations. From 2016-2018, Mr. Lebovics was Partner and Product Owner of a mobile tech company overseen by T5 Capital. William has extensive corporate finance experience, including prior roles as a Portfolio Manager of Alternative Investments at Nippon Life Global Investors and as a Real Estate Consultant in PwC’s Real Assets Group. William has an MS in Accounting from Fairleigh Dickenson University, an MS in Real Estate with a concentration in Finance and Investment from NYU, and a BS in Business Management from Touro College.

Scott Korman:

Director - Joined Board in 2019

1984 – Present: President of Nashone, Inc

2019 – Present: CEO, Illumina Radiopharmaceuticals LLC

Mr. Korman has served on our board of directors since December 2019 and he currently serves as President of Nashone, Inc., a private equity firm, which he founded in 1984. In this role, Mr. Korman is involved in financial advisory, M&A, and general management assignments. He is a founder and Managing Member and CEO of Innervate Radiopharmaceuticals LLC since May 2019, CEO of Sentry Laboratories LLC since February 2020 and CFO and board member of Adenocyte LLC since 2018. Mr. Korman previously served as Chairman and CEO of Best Manufacturing Group LLC, a leading manufacturer and distributor of uniforms, napery, service apparel, and hospitality and healthcare textiles. Mr. Korman also served as President and CEO of Welsh Farms Inc., a full-service dairy processor and distributor of milk, ice cream mix and ice cream products. Mr. Korman received a B.S. degree in Economics from the University of Pennsylvania Wharton School. He has served as a member of the Board of Directors of Tofutti Brands, Inc. since December 2011. He also serves on the boards of various not-for-profit groups. The Board determined that Mr. Korman’s business experience makes him an ideal director for the Company.

Ben Fruchtzweig:

Joined Board in 2019

2013 – Current: Mosdos Beis Abba

Mr. Fruchtzweig has served on our board of directors since December 2019 and brings decades of executive experience in accounting and financial services. He currently serves on the board of Mosdos Beis Abba since June 2013. He has served as Chief Comptroller/Financial Analyst at national financial services and investment companies. He received his NYS C.P.A license in 1987 and has worked at Deloitte Haskins and Sells and other leading accounting firms. Currently, Mr. Fruchtzweig lectures on a variety of topics including business ethics. He also serves on a voluntary basis as a trustee of a non-profit private foundation, which serves to provide the needed financial support, services and guidance to qualifying individuals and families. Mr. Fruchtzweig graduated Magna Cum Laude from Queens College/C.U.N.Y. in June 1985. The Board believes that Mr. Fruchtzweig’s strong accounting and finance background makes him a strong director.

Sheldon Brickman:

Joined Board in 2020

2013 – Present: President of Rockshore Advisors LLC

Mr. Brickman has served on our board of directors since August 2020 and has been President of Rockshore Advisors LLC since May, 2013. Sheldon has over 25 years of M&A advisory and business development experience, totaling more than $40 billion in deal value. Additionally, he has served as Chief Financial Officer of InfinT Acquisition Corporation since May 2021. Sheldon has worked for numerous multibillion-dollar insurance carriers, including assignments for such companies as AIG, Aetna and National General. He has assisted international companies (in the UAE, UK, Asia and Latin America), start-up operations, and regional insurance carriers. Mr. Brickman’s experience covers the property casualty and life/health markets, including working with insurance carriers, managing general agencies, wholesalers, retailers and third-party administrators. The Board determined that Mr. Brickman’s M&A and insurance industry experience makes him an ideal director for the Company.

Family Relationships

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. Except for Ezra Beyman and Yaakov Beyman (father and son), there are no family relationships between any of our directors or executive officers.

Committees of the Board of Directors

Our Board has established three standing committees: an Audit Committee, a Nominating and Governance Committee and a Compensation Committee, which are described below. Members of these committees are elected annually at a regular meeting of the Board of Directors held in conjunction with the annual stockholders’ meeting. The charter of each committee is available on our website at www.relianceglobalgroup.com, and our committee appointments are set forth above.

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

Scott Korman, Ben Fruchtzweig and Sheldon Brickman who are all independent directors and sit on this Committee, with Scott Korman being the Chair and Audit Committee Financial Expert.

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

The Nominating and Governance Committee determines the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director (the “Director Criteria”); identifies and screens individuals qualified to become members of the Board, consistent with the Director Criteria. The Nominating and Governance Committee considers any director candidates recommended by the Company’s shareholders pursuant to the procedures described in the Company’s proxy statement, and any nominations of director candidates validly made by shareholders in accordance with applicable laws, rules and regulations and the provisions of the Company’s charter documents. The Nominating and Governance Committee makes recommendations to the Board regarding the selection and approval of the nominees for director to be submitted to a shareholder vote at the Annual Meeting of shareholders, subject to approval by the Board. The Nominating and Governance Committee does not have a set policy or process for considering diversity in identifying nominees, but strives to identity and recruit nominees with a broad diversity of experience, talents, professions, backgrounds, perspective, age, gender, ethnicity and country of citizenship, and who possess the commitment necessary to make a significant contribution to the Company. Board nominees should be committed to enhancing long-term stockholder value and should possess high standards of integrity and ethical behavior.

Scott Korman, Ben Fruchtzweig and Sheldon Brickman sit on this Committee with Sheldon Brickman being the Chair.

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

Scott Korman, Ben Fruchtzweig and Sheldon Brickman sit on this Committee with Ben Fruchtzweig being the Chair.

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

Item 11. Executive Compensation

Pursuant to disclosure requirements in Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407, the following table summarizes executive compensation.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards (Unvested) ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Ezra Beyman,	2022	300,000	305,963	-	-	-	-	-	605,962
CEO	2021	228,000	30,000	-	-	-	-	-	258,000

Joel Markovits,	2022	197,499		130,625	-	-	-	-	328,124
CFO	2021	113,820	-	25,000	-	-	-	-	138,820

Jonathan Fortman	2022	216,058	10,608	538,750	-	-	-	-	765,416
VP of Acquisitions	2021	160,411	2,699	-	-	-	-	-	163,110

Yaakov Beyman,	2022	219,539	30,000	-	-	-	-	-	249,539
EVP Insurance	2021	190,000	30,000	-	-	-	-	-	220,000

Julie Blockey,	2022	169,875		100,000	-	-	-	-	269,875
General Manager	2021	156,907		-	-	-	-	-	156,907

Director Compensation

The table below shows the compensation paid to our non-employee directors during 2022 and 2021.

Name		Fees earned or paid in cash	Stock awards ($)	Un-exercisable Option awards (# of Shares)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total (# of Restricted Shares)
Ben Fruchtzweig	2022	42,000	-	-	-	-	-	-
Director	2021	$22,500	-	-	-	-	-	-
Scott Korman	2022	42,000	-	-	-	-	-	-
Director	2021	$22,500	-	-	-	-	-	-
Sheldon Brickman	2022	$42,000	$-	-	-	-	-	-
Director	2021	22,500	-	-	-	-	-	-
Alex Blumenfrucht	2022	24,500
Director	2021	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of our common stock as of December 31, 2022 with respect to: (i) each person known to us to be the beneficial owner of more than five percent of our common stock; (ii) all directors; (iii) all named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Shares of common stock issuable upon exercise of options or warrants as of December 31, 2022 or are exercisable within 60 days of such date are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of calculating the percentage ownership of such person but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person. Applicable percentage ownership is based on 1,219,573 shares of common stock outstanding as the date of December 31, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Common	Number of Shares Preferred	Beneficial Ownership Percentage
5% Stockholders
Reliance Global Holdings – 300 Blvd. of the Americas, Suite 105, Lakewood, NJ 08701**	289,389	-	23.7%
Named Executive Officers and Directors
Ezra Beyman	327,657	-	26.9%
Alex Blumenfrucht	8,222	-	*
Yaakov Beyman	3,889	-	*
Joel Markovits	2,154	-	*
Sheldon Brickman	-	-	*
Scott Korman	2,177	-	*
Ben Fruchtzweig	204	-	*
All directors and executive officers as a group (7 persons)	344,303	-	28.2%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

The Company entered into a Loan Agreement with Reliance Global Holdings, LLC, a related party under common control. There is no term to the loan, and it bears no interest. Repayment will be made as the Company has business cash flows. The proceeds from the various loans were utilized to fund the acquisitions of USBA, EBS, CCS, SWMT Acquisition, Fortman, Altruis, and UIS. As of December 31, 2022, and the 2021 the related party loan payable was $100,724 and $353,766 respectively. At December 31, 2022 and 2021, Reliance Holdings owned approximately 24% and 33%, respectively, of the common stock of the Company.

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

The following table sets forth the aggregate fees paid by the Company for the fiscal years ended December 31, 2022 and 2021 to our independent auditors:

Auditors	Years	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
Mazars USA LLP	2022	$319,750		$11,000	$7,500
Mazars USA LLP	2021	$263,480	99,750	$19,000	—

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this Annual Report on Form 10-K

	(1)	Financial Statements

See Index to Financial Statements on page F-1 of this Annual Report on Form 10-K
	(2)	Financial Statement Schedules

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

Report of Independent Registered Public Accounting Firm PCAOB ID 339

To the Stockholders and the Board of Directors of Reliance Global Group, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliance Global Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period December 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Evaluation of Goodwill

Critical Audit Matter Description

As described in Note 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was approximately $19 million as of December 31, 2022. Management tests goodwill for impairment on October 1 of each year, or more frequently should an event or a change in circumstances occur that would indicate the carrying value may be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit. As a result of management’s assessment, the Company recognized impairment charges of $14.3 million related to goodwill during the year ended December 31, 2022.

The principal considerations for our determination that the goodwill impairment assessment was a critical audit matter are that there is significant judgment in selection of the valuation methods to use along with assumptions used to estimate the future revenues and cash flows, including revenue growth rates, operating expenses and cash outflows necessary to support the cash flows, weighted average costs of capital and future market conditions as well as the valuation methodologies applied by the Company. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to managements inputs and selection of methods used. In addition, the audit effort involved the use of auditor employed professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

How the Critical Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included:

-	Obtaining an understanding over the Company’s process for evaluation whether an event of a change in circumstances occur that would indicate the carrying value of goodwill may be impaired.

-	Utilizing a firm employed valuation specialist with the skills and knowledge to assist in: (i) evaluating and challenging the reasonableness of the valuation methods selected by management to determine the fair value of the Company, (ii) evaluating management’s significant assumptions by comparing inputs to market data (iii) performing a control premium sensitivity study to determine the impact to market approach, and (iv) performing recalculations of the method utilized by management.

-	Testing the completeness and accuracy of the underlying data utilized by management in their evaluation of goodwill impairment.

We have served as the Company’s auditor since 2020.

Fort Washington, Pennsylvania

March 30, 2023

Reliance Global Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31	December 31,
	2022	2021
Assets
Current assets:
Cash	$505,410	$4,136,180
Restricted cash	1,404,359	484,542
Accounts receivable	1,067,544	1,024,831
Accounts receivable, related parties	21,887	7,131
Other receivables	16,852	-
Prepaid expense and other current assets	249,327	2,328,817
Total current assets	3,265,379	7,981,501
Property and equipment, net	186,883	130,359
Right-of-use assets	1,182,079	1,067,734
Investment in NSURE, Inc.	900,000	1,350,000
Intangibles, net	13,757,370	7,078,900
Goodwill	19,112,733	10,050,277
Other non-current assets	23,284	16,792
Total assets	$38,427,729	$27,675,563

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and other accrued liabilities	$1,457,967	$2,759,160
Short term financing agreements	154,017	-
Chargeback reserve	915,934	-
Other payables	1,476,113	81,500
Current portion of long-term debt	1,118,721	913,920
Current portion of leases payable	518,054	276,009
Earn-out liability, current portion	2,153,478	3,297,855
Warrant commitment	-	37,652,808
Total current liabilities	7,794,284	44,981,252

Loans payable, related parties, less current portion	1,669,514	353,766
Long term debt, less current portion	12,349,673	7,085,325
Leases payable, less current portion	714,068	805,326
Earn-out liability, less current portion	556,000	516,023
Warrant liabilities	6,433,150	-
Total liabilities	29,516,689	53,741,692
Stockholders’ equity (deficit):
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.086 par value; 133,333,333 shares authorized and 1,219,573 and 730,407 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	104,883	62,815
Additional paid-in capital	35,798,139	27,329,201
Stock subscription receivable	-	(20,000,000)
Accumulated deficit	(26,991,983)	(33,458,145)
Total stockholders’ equity (deficit)	8,911,039	(26,066,129)
Total liabilities and stockholders’ equity	$38,427,729	$27,675,563

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Revenue
Commission income	$16,755,884	$9,710,334
Total revenue	16,755,884	9,710,334

Operating expenses
Commission expense	3,384,734	2,427,294
Salaries and wages	8,592,051	4,672,988
General and administrative expenses	6,717,889	3,589,221
Marketing and advertising	2,584,895	325,838
Depreciation and amortization	2,801,824	1,607,313
Goodwill impairment	14,373,374	-
Total operating expenses	38,454,767	12,622,654

Loss from operations	(21,698,883)	(2,912,320)

Other income (expense)
Other expense, net	(899,913)	(533,337)
Recognition and change in fair value of warrant liabilities	29,064,958	(17,652,808)
Total other income (expense)	28,165,045	(18,186,145)

Net income (loss)	$6,466,162	$(21,098,465)

Basic and diluted earnings (loss) per share	$(0.42)	$(31.34)
Weighted average number of shares outstanding – Basic and diluted	1,094,989	673,137

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2021	-	$-	730,407	$62,815	-	$-	$27,329,201	$(20,000,000)	$(33,458,145)	$(26,066,129)

Share based compensation	-	-	-	-	-	-	1,249,873	-	-	1,249,873.00

Shares issued in private placement	9,076	781	178,060	15,313	-	-	(16,043)	20,000,000	-	20,000,051.00

Shares issued pursuant to acquisition of Medigap	-	-	40,402	3,475	-	-	4,759,976	-	-	4,763,451.00

Series A warrants	-	-	25,000	2,150	-	-	2,472,850	-	-	2,475,000.00

Issuance of Series C warrants in exchange for common shares			(218,462)	(18,788)	-	-	18,788	-	-	-

Shares issued for vested stock awards	-	-	14,675	1,262	-	-	(1,262)	-	-	-

Issuance of common stock for conversion of Series C warrants	-	-	218,462	18,788	-	-	(17,452)	-	-	1,336.00

Issuance of common stock for conversion of Series D warrants	-	-	81,423	7,002	-	-	(6,207)	-	-	795.00

Issuance of common stock for conversion of Series B warrants	-	-	1,667	143	-	-	12,357	-	-	12,500.00

Warrant liability reclassified to equity upon exercise of Series B Warrants	-	-	-	-	-	-	8,000	-	-	8,000.00

Shares issued due to conversion of preferred stock	(9,076)	(781)	147,939	12,723	-	-	(11,942)	-	-	-

Net Income	-	-	-	-	-	-	-	-	6,466,162	6,466,162

Balance, December 31, 2022	-	-	1,219,573	$104,883	-	-	$35,798,139		$(26,991,983)	$8,911,039

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2020	395,640	$33,912	282,735	$24,315	1,556	$340,000	$11,898,441	$-	$(12,359,680)	$(63,012)

Share based compensation	-	-	-	-	-	-	658,077	-	-	658,077

Shares issued for services	-	-	1,000	86	-	-	90,964	-	-	91,050

Shares issued due to public offering, net of offering costs of $1,672,852	-	-	120,000	10,320	-	-	9,098,828	-	-	9,109,148

Over-allotment shares from offering, net of offering costs of $250,928	-	-	18,000	1,548	-	-	1,364,825	-	-	1,366,373

Warrants sold during public offering at quoted price	-	-	-		-	-	20,700	-	-	20,700

Shares issued due to conversion of preferred stock	(395,660)	(33,912)	263,773	22,685	-	-	11,227	-	-	-

Shares issued due to conversion of debt	-	-	42,222	3,631	-	-	3,796,369	-	-	3,800,000

Rounding shares related to initial public offering	20	-	126	10	-	-	(10)	-	-	-

Shares issued pursuant to software purchase	-	-	1,556	134	(1,556)	(340,000)	339,866	-	-	-

Shares issued pursuant to acquisition of Kush	-	-	995	86	-	-	49,914	-	-	50,000

Stock subscriptions	-	-	-	-	-	-	-	(20,000,000)	-	(20,000,000)

Net loss	-	-	-	-	-	-	-	-	(21,098,465)	(21,098,465)

Balance, December 31, 2021	-	$-	730,407	$62,815	-	$-	$27,329,201	$(20,000,000)	$(33,458,145)	$(26,066,129)

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Consolidated Statements of Cash Flows

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,466,162	$(21,098,465)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,801,824	1,607,313
Goodwill impairment	14,373,374
Amortization of debt issuance costs and accretion of debt discount	41,875	22,822
Non-cash lease expense	36,442	7,329
Stock compensation expense	1,249,873	749,127
Earn-out fair value and write-off adjustments	524	(359,470)
Change in fair value of warrant liability	(29,064,958)	17,652,808
Change in operating assets and liabilities:
Accounts payables and other accrued liabilities	(1,304,652)	(531,123)
Accounts receivable	49,876	(162,234)
Accounts receivable, related parties	(14,756)	(7,131)
Note receivables	-	3,825
Other receivables	(16,852)	1,952
Other payables	269,613	19,000
Chargeback reserve	(568,539)	-
Other non-current assets	(6,492)	(14,992)
Prepaid expense and other current assets	2,496,689	(144,036)
Net cash used in operating activities	(3,189,997)	(2,253,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from partial sale of investment in NSURE	450,000
Purchase of property and equipment	(71,212)	(71,108)
Business acquisitions, net of cash acquired	(24,138,750)	(1,608,586)
Purchase of intangibles	(882,350)	(619,666)
Net cash used in investing activities	(24,642,312)	(2,299,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of debt	-	-
Principal repayments of debt	(875,010)	(887,455)
Debt issuance costs	(214,257)	-
Loans acquired through acquisitions	6,520,000	-
Issuance of common shares in exchange for Series C and D warrants	2,131	-
Proceeds from loans payable, related parties	1,500,000	2,931
Payments of loans payable, related parties	(184,252)	(515,685)
Earn-out liability	(1,704,925)	(452,236)
Exercise of warrants into common stock	2,475,000	-
Repayments on short term financing	(263,182)
Private Placement of shares and warrants	17,853,351	10,496,221
Issuance of common shares in exchange for Series B warrants	12,500	-
Net cash provided by financing activities	25,121,356	8,643,776

Net increase (decrease) in cash and restricted cash	(2,710,953)	4,091,141
Cash and restricted cash at beginning of year	4,620,722	529,581
Cash and restricted cash at end of year	1,909,769	4,620,722

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH TRANSACTIONS:
Cash paid for interest	863,936	456,482
Issuance of Series D warrants	6,930,335	-
Issuance of placement agent warrants	1,525,923	-
Prepaid insurance acquired through short-term financing	417,199	-
Conversion of preferred stock into common stock	190,069	340,268
Conversion of debt into equity	-	3,800,000
Cashless conversion of Series D Warrants for common stock	36,761	-
Common stock issued pursuant to acquisition	4,763,451	50,000
Common stock issued in lieu of services	-	91,050
Issuance of common stock pursuant to the purchase of software	-	340,000
Unpaid deferred transaction costs	-	2,146,700
Stock subscriptions	-	20,000,000
Acquisition of business deferred purchase price	1,125,000	-
Warrant liability reclassified to equity upon exercise of Series B Warrants	8,000
Lease assets acquired in exchange for lease liabilities	628,004	861,443

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Reliance Global Group, Inc. (formerly known as Ethos Media Network, Inc.) (“RELI”, “Reliance”, or the “Company”) was incorporated in Florida on August 2, 2013. In September 2018, Reliance Global Holdings, LLC (“Reliance Holdings”), a related party acquired control of the Company. Ethos Media Network, Inc. was then renamed on October 18, 2018.

On May 1, 2021, the Company acquired the assets of J.P. Kush and Associates, Inc., an independent healthcare insurance agency headquartered in Michigan (see Note 3).

On January 10, 2022, the Company acquired the assets of Medigap Healthcare Insurance Company, LLC, an unaffiliated insurance brokerage company headquartered in Florida (see Note 3).

On April 26, 2022, the Company acquired the assets of Barra & Associates, LLC., an unaffiliated full-service insurance agency headquartered in Illinois (see Note 3).

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

Liquidity

As of December 31, 2022, the Company’s reported cash and restricted cash aggregated balance was approximately $1,910,000, current assets were approximately $3,265,000, while current liabilities were approximately $7,794,000. As of December 31, 2022, the Company had a working capital deficit of approximately $4,529,000 and stockholders’ equity of approximately $8,911,039. For the year ended December 31, 2022, the Company reported net income of approximately $6,466,162, which includes a non-cash goodwill impairment of approximately $14,373,000, offset by a non-cash, non-operating measurement gain on the warrant commitment of approximately $29,065,000. The Company reported negative cash flows from operations of approximately $3,190,000. The Company completed a capital offering in February 2021 and January 2022 that raised net proceeds of approximately $10,496,000 and $17,853,000, respectively. As noted in Note 17 - Subsequent Events, pursuant to a securities purchase agreement which closed on March 16, 2023, the Company received funds net of transaction costs of approximately $3,446,000, to be used primarily for working capital.

Management believes the company’s financial position and continued ability to raise capital to be reasonable and sufficient. Based on our assessment, we do not believe there are any conditions or events that, in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year of filing these financial statements with the Securities and Exchange Commission (“SEC”).

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

At times, some cash balances held in banks may exceed the Federal Deposit Insurance Corporation, or FDIC, standard deposit insurance limit of $250,000.

The reconciliation of cash and restricted cash reported within the applicable balance sheet accounts that sum to the total of cash and restricted cash presented in the statement of cash flows is as follows:

	December 31, 2022	December 31, 2021
Cash	$505,410	$4,136,180
Restricted cash	1,404,359	484,542
Total cash and restricted cash	$1,909,769	$4,620,722

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

As of December 31, 2022 and 2021 respectively, the Company’s balance sheet includes certain financial instruments, including cash, notes receivables, accounts payable, and short and long-term debt. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amounts of long-term debt approximate their fair value as the variable interest rates are based on a market index.

Warrant Liabilities: The Company’s warrant liabilities (see Note 9, Warrant Liabilities) represent liability-classified derivative financial instruments recorded at fair value on a recurring basis. The fair value of the Warrant Liabilities includes significant inputs unobservable in the market and thus are considered Level 3. The Company measured the fair value of the warrant liabilities at the issuance date, December 22, 2022, and subsequently at the balance sheet date, using a binomial option pricing model. The following summarizes the significant unobservable inputs, not accounting for the Reverse Split-2023:

	December 22, 2022	December 22, 2021
Stock price	$0.57	$6.44
Volatility	105.0%	90%
Time to Expiry	4.01	5
Dividend yield	0%	0%
Risk free rate	4.1%	1.10%

The following reconciles the warrant liabilities for the years ended December 31, 2022 and 2021:

	Years ended December 31, 2022 and 2021
	Series B Warrant Commitment	Series B warrant liabilities	Placement agent warrants	Total
Beginning balance, December 31, 2020	-	-	-	-
Initial recognition	20,244,497	-	-	20,244,497
Unrealized (gain) loss	17,408,311	-	-	17,408,311
Ending balance, December 31, 2021	$37,652,808	$-	$-	$37,652,808
Initial recognition	-	55,061,119	1,525,924	56,587,043
Unrealized (gain) loss	17,408,311	(48,668,869)	(1,477,024)	(32,737,582	)*
Warrants exercised or transferred	(55,061,119)	(8,000)	-	(55,069,119)
Ending balance, December 31, 2022	-	6,384,250	48,900	6,433,150

*	Recognition and change in fair value of warrant liabilities per income statement is $29,064,958. The difference of $3,672,624 is made up of the Warrant issuance costs.

Earn-out liabilities: The Company generally values its Level 3 earn-out liabilities using the income valuation approach. Key valuation inputs include contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. The following table summarizes the significant unobservable inputs used in the fair value measurements:

	December 31, 2022	December 31, 2021
Valuation technique	Discounted cash flow	Discounted cash flow
Significant unobservable input	Projected revenue and probability of achievement	Projected revenue and probability of achievement

The Company values its Level 3 earn-out liability related to the Barra Acquisition using a Monte Carlo simulation in a risk-neutral framework (a special case of the Income Approach). The following summarizes the significant unobservable inputs:

December 31, 2022
WACC Risk Premium:	14.0%
Volatility	50.0%
Credit Spread:	7.7%
Payment Delay (days)	90
Risk free rate	USD Yield Curve
Discounting Convention:	Mid-period
Number of Iterations	100,000

Undiscounted remaining earn out payments are approximately $2,967,592 as of December 31, 2022. The following table reconciles fair value of earn-out liabilities for the years ending December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Beginning balance – January 1	$3,813,878	$2,931,418

Acquisitions and Settlements	(1,104,925)	1,160,562

Period adjustments:
Fair value changes included in earnings*	524	(278,102)

Ending balance	$2,709,478	$3,813,878
Less: Current portion	(2,153,478)	(3,297,855)
Ending balance, less current portion	556,000	516,023

*	Recorded as a reduction to general and administrative expenses

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of December 31, 2022, and 2021, unamortized deferred financing costs were $313,829, and $134,528, respectively and are netted against the related debt.

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

Goodwill and other indefinite-lived intangibles

The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is assigned on the acquisition date and tested for impairment at least annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. Similarly, indefinite-lived intangible assets (if any) other than goodwill are tested annually or more frequently if indicated, for impairment. If impaired, intangible assets are written down to fair value based on the expected discounted cash flows.

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

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Year ended December 31, 2022	Medical/Life	Property and Casualty	Total
Regular
EBS	$798,412	$-	$798,412
USBA	52,470	-	52,470
CCS/UIS	-	254,325	254,325
Montana	1,868,137	-	1,868,137
Fortman	1,274,649	842,961	2,117,610
Altruis	4,044,449	-	4,044,449
Kush	1,536,456	-	1,536,456
Medigap	4,994,002	-	4,994,002
RELI Exchange	312,239	777,784	1,090,023
	$14,880,814	$1,875,070	$16,755,884

Year ended December 31, 2021	Medical/Life	Property and Casualty	Total
Regular
EBS	$799,474	$-	$799,474
USBA	60,129	-	60,129
CCS/UIS	-	333,874	333,874
Montana	1,744,515	-	1,744,515
Fortman	1,173,215	958,521	2,131,736
Altruis	3,313,453	-	3,313,453
Kush	1,327,153	-	1,327,153
	$8,417,939	$1,292,395	$9,710,334

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The fair value of the stock-based payments to nonemployees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term. To the extent possible, the Company will estimate and recognize expected forfeitures.

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

The Company is the lessee in a contract when the Company obtains the right to use an asset. We currently lease real estate and office space under non-cancelable operating lease agreements. When applicable, consideration in a contract is allocated between lease and non-lease components. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of December 31, 2022, or 2021. Operating leases are included in the line items right-of-use assets, current portion of leases payable, and leases payable, less current portion in the consolidated balance sheets. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statement of operations. The Company determines a lease’s term by agreement with lessor and includes lease extension options and variable lease payments when option and/or variable payments are reasonably certain of being exercised or paid.

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

Prior Period Adjustments

The Company identified certain immaterial adjustments impacting the prior reporting period. Specifically, the Company identified adjustments to correct certain asset and equity accounts in relation to historical purchase price allocation accounting and adjustments to true up retained earnings for certain historical accrued revenues.

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

Account	12/31/2020 As reported	Adjustment	12/31/2020 Adjusted
Goodwill	9,265,070	(503,345)	8,761,725
Accumulated Deficit	(12,482,281)	122,601	(12,359,680)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”), which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financing Instruments—Credit Losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition. The Company adopted ASU 2020-06 on January 1, 2023, which did not have a material impact on the consolidated financial statements.

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

NOTE 3. STRATEGIC INVESTMENTS AND BUSINESS COMBINATIONS

To date, we have acquired ten insurance brokerages (see table below), including both acquisitions of affiliated companies (i.e., owned by Reliance Holdings before the acquisition) and unaffiliated companies. As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

Acquired	Reliance 100% Controlled Entity	Date	Location	Line of Business	Status

U.S. Benefits Alliance, LLC (USBA)	US Benefits Alliance, LLC	October 24, 2018	Michigan	Health Insurance	Affiliated

Employee Benefit Solutions, LLC (EBS)	Employee Benefits Solutions, LLC	October 24, 2018	Michigan	Health Insurance	Affiliated

Commercial Solutions of Insurance Agency, LLC (CCS or Commercial Solutions)	Commercial Coverage Solutions LLC	December 1, 2018	New Jersey	P&C – Trucking Industry	Unaffiliated

Southwestern Montana Insurance Center, Inc. (Southwestern Montana or Montana or SWMT)	Southwestern Montana Insurance Center, LLC	April 1, 2019	Montana	Group Health Insurance	Unaffiliated

Fortman Insurance Agency, LLC (Fortman or Fortman Insurance or FIS)	Fortman Insurance Solutions, LLC	May 1, 2019	Ohio	P&C and Health Insurance	Unaffiliated

Altruis Benefits Consultants, Inc. (Altruis or ABC)	Altruis Benefits Corporation	September 1, 2019	Michigan	Health Insurance	Unaffiliated

UIS Agency, LLC (UIS)	UIS Agency, LLC	August 17, 2020	New York	Health Insurance	Unaffiliated

J.P. Kush and Associates, Inc. (Kush)	Kush Benefit Solutions, LLC	May 1, 2021	Michigan	Health Insurance	Unaffiliated

Medigap Healthcare Insurance Company, LLC (Medigap)	Medigap Healthcare Insurance Agency LLC	January 10, 2022	Florida	Health Insurance	Unaffiliated

Barra & Associates, LLC (Barra)	RELI Exchange, LLC	April 26, 2022	Illinois	P&C and Health Insurance	Unaffiliated

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
	$3,644,166

Trade name and trademarks was measured at fair value using the relief-from-royalty method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue from the trade name, a pre-tax royalty rate of 5.85% and a discount rate of 14.09%.

Customer relationships were measured at fair value using the multiple-period excess earnings method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue and costs associated with existing customers, and a discount rate of 14.09%.

Non-competition agreements were measured at fair value using the multiple-period excess earnings method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue and costs associated with existing customers, and a discount rate of 14.09%.

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

Pro Forma Information

The results of operations of Kush will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following approximate Company combined supplemental pro-forma financial information assumes that the acquisition had occurred at the beginning of the year ended 2021:

December 31,
2021
Revenue	$10,090,683
Net Income (Loss)	$(20,931,568)
Earnings (Loss) per common share, basic	$(31.10)
Earnings (Loss) per common share, diluted	$(31.10)

Medigap Healthcare Insurance Agency, LLC Transaction

On January 10, 2022, pursuant to an asset purchase agreement, dated December 21, 2021, we completed the acquisition of all of the assets of Medigap Healthcare Insurance Company, LLC (“Medigap”) for a purchase price of $20,096,250 consisting of: (i) payment to Medigap of $18,138,750 in cash and (ii) the issuance to Medigap of 40,402 shares of the Company’s restricted common stock in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The purchase price is subject to post-closing adjustment to reconcile certain pre-closing credits and liabilities of the parties. The shares issued to Medigap as part of the purchase price are subject to lock up arrangements pursuant to which 50% of the shares may be sold after the one-year anniversary of the date of closing of the transaction and the balance of the shares may be sold after the second-year anniversary of the date of closing of the transaction.

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

The approximate revenue and net profit or loss for the acquired business as a standalone entity per ASC 805 from January 10, 2022 to December 31, 2022 was $4,994,002 and a loss of $1,127,088, respectively.

Pro Forma Information

The results of operations of Medigap will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following approximate Company combined supplemental pro-forma financial information assumes that the acquisition had occurred at the beginning of the years ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Revenue	$17,122,459	$14,823,837
Net Income (Loss)	$20,853,020	$(20,910,374)
Earnings (Loss) per common share, basic	$(0.41)	$(29.31)
Earnings (Loss) per common share, diluted	$(0.41)	$(29.31)

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

Goodwill of $4,236,822 arising from the acquisition of Barra consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the acquisition of Barra is currently expected to be deductible for income tax purposes. Total acquisition costs incurred through December 31, 2022 for the acquisition of Barra were $72,793 recorded as a component of General and administrative expenses.

The approximate revenue and net profit or loss for the acquired business as a standalone entity per ASC 805 from April 26, 2022 to December 31, 2022 was $1,090,023 and a loss of $(393,708), respectively.

Pro Forma Information

The results of operations of Barra will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental pro forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the nine months ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Revenue	$17,303,506	$11,409,850
Net Income (Loss)	$6,700,594	$(20,370,917)
Earnings (Loss) per common share, basic	$(0.21)	$(30.26)
Earnings (Loss) per common share, diluted	$(0.21)	$(30.26)

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

During the fourth quarter of the year ended December 31, 2022, the Company sold 131,345 of its NSURE shares to unaffiliated third parties, receiving cash proceeds of $450,000. The Company’s remaining NSURE share balance as of December 31, 2022 is 262,684.

The Company measures the NSURE shares subsequent to acquisition in accordance with ASC 321-10-35-2, at cost less impairment since no readily determinable fair value is available to the Company. The investment is reviewed for impairment at each reporting period by qualitatively assessing any indicators demonstrating fair value of the investment is less than carrying value. The Company did not observe any price changes resulting from orderly transactions for identical or similar assets for the years ended December 31, 2022 or 2021. ASC 321-10-50-4 further requires an entity to disclose unrealized gains and losses for periods that relate to equity securities held at a reporting date. To date, the Company has not recognized any unrealized gains or losses on the NSURE security.

In accordance with ACS 321-10-35-3, the Company performed a qualitative assessment to determine if the investment may be impaired. After considering the indicators contained in ASC 321-10-35-3a –3e, the Company determined that the investment was not impaired.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2022	December 31, 2021
Computer equipment	$107,195	$72,110
Office equipment and furniture	51,532	36,157
Leasehold Improvements	127,497	89,819
Property and equipment	286,224	198,086
Less: Accumulated depreciation	(99,341)	(67,727)
Property and equipment, net	$186,883	$130,359

Depreciation expense associated with property and equipment, is included within depreciation and amortization in the Company’s consolidated statements of operations and is, $43,945 and $19,912 for the years ended December 31, 2022 and 2021, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC 350-20-35-45, all the Company’s goodwill is assigned to a single operating and reporting unit. All of the acquisitions made by the Company are in one general insurance agency industry and operate in a very similar economic and regulatory environment. The Company has one executive who is responsible for the operations of the insurance agencies. This executive reports directly to the Chief Executive Officer (“CEO”) on a quarterly basis. Additionally, the CEO who is responsible for the strategic direction of the Company reviews the operations of the insurance agency business collectively, as opposed to office by office.

For the year ended December 31, 2022, due to a declining market cap, the Company performed a goodwill impairment test utilizing the Market Approach – Traded Market Value Method, concluding that the Company’s fair value and resultant net assets, implied a goodwill balance of $19.1 million vs. our goodwill balance prior to write-down of $33.4 million. Thus, the Company recognized a goodwill impairment loss of $14,373,374 presented in the Statements of Operations as goodwill impairment for the year ended December 31, 2022. For the year ended December 31, 2021, the Company assessed goodwill in accordance with ASC 350-20-35-3, analyzing the relevant qualitative factors. The Company noted that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount, thus determining that the two-step goodwill impairment test was not required. Pursuant to the qualitative assessment, the Company concluded that goodwill was not impaired as of and for the year ended December and 2021.

The following table rolls forward the Company’s goodwill balance for the periods ending December 31, 2022 and 2021.

Goodwill
December 31, 2020	$8,761,725
Goodwill recognized in connection with Kush acquisition on May 1, 2021	1,288,552
December 31, 2021	10,050,277
Goodwill recognized in connection with Medigap acquisition on January 10, 2022	19,199,008
Goodwill recognized in connection with Barra acquisition on April 26, 2022	4,236,822
Goodwill Impairment	(14,373,374)
December 31, 2022	$19,112,733

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2022:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	4.4	$2,146,188	$(991,240)	$1,154,948
Internally developed software	4.1	1,635,178	(285,743)	1,349,435
Customer relationships	9.0	11,922,290	(2,076,086)	9,846,204
Purchased software	0.4	665,137	(583,744)	81,393
Video Production Assets	0.0	50,000	(50,000)	-
Non-competition agreements	1.9	3,504,810	(2,179,420)	1,325,390
Contracts backlog	0.0	210,000	(210,000)	-
		$20,133,603	$(6,376,233)	$13,757,370

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2021:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	3.5	$1,777,475	$(609,822)	$1,167,653
Internally developed software	4.7	595,351	(28,443)	566,908
Customer relationships	7.7	4,237,290	(1,048,726)	3,188,564
Purchased software	0.6	562,327	(452,985)	109,342
Video Production Assets	1.0	20,000	-	20,000
Non-competition agreements	2.9	3,504,809	(1,478,376)	2,026,433
		$10,697,252	$(3,618,352)	$7,078,900

Amortization expense, is, $2,757,879 and $1,587,401 for the years ended December 31, 2022 and 2021, respectively.

The following table reflects expected amortization expense as of December 31, 2022, for each of the following five years and thereafter:

Years ending December 31,	Amortization Expense
2023	$2,557,940
2024	2,179,838
2025	1,785,882
2026	1,525,785
2027	1,192,530
Thereafter	4,515,395
Total	$13,757,370

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Significant components of accounts payable and accrued liabilities were as follows:

	December 31, 2022		December 31, 2021

Accounts payable,		$1,221,336		$547,117
Accrued expenses		131,334		2,170,215
Accrued credit card payables		58,120		36,103
Other accrued liabilities		47,177		5,725
	$1,457,967		$2,759,160

NOTE 8. LONG-TERM DEBT

The composition of the long-term debt follows:

	December 31, 2022	December 31, 2021

Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, variable interest of Prime Rate plus 2.5%, maturing August 2028, net of deferred financing costs of $12,388 and $14,606 as of December 31, 2022 and 2021, respectively	$426,883	$485,317
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, variable interest of Prime Rate plus 1.5%, maturing December 2028, net of deferred financing costs of $15,076 and $17,626 as of December 31, 2022 and 2021, respectively	693,682	785,826
Oak Street Funding LLC Term Loan for the acquisition of SWMT, variable interest of Prime Rate plus 2.0%, maturing April 2029 net of deferred financing costs of $9,206 and $11,027 as of December 31, 2022 and 2021, respectively	788,596	884,720
Oak Street Funding LLC Term Loan for the acquisition of FIS, variable interest of Prime Rate plus 2.0%, maturing May 2029, net of deferred financing costs of $36,843 and $42,660 as of December 31, 2022 and 2021, respectively	1,987,846	2,226,628
Oak Street Funding LLC Term Loan for the acquisition of ABC, variable interest of Prime Rate plus 2.0%, maturing September 2029, net of deferred financing costs of $42,129 and $48,609 as of December 31, 2022 and 2021, respectively	3,249,575	3,616,754
Oak Street Funding LLC Term Loan, variable interest of Prime Rate plus 2.5%, maturing May 2032, for the acquisition of Barra, net of deferred financing costs of $198,188 and $0 as of December 31, 2022 and December 31, 2021, respectively	6,321,812	-
	13,468,394	7,999,245
Less: current portion	(1,118,721)	(913,920)
Long-term debt	$12,349,673	$7,085,325

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

On April 26, 2022 the Company entered into a secured promissory note (the Note) with Oak Street Funding LLC subject to the terms of the Master Credit Agreement, whereby the Company borrowed $6,250,000 with a maturity date of May 25, 2032. The Note is secured by certain assets of the Company and subject to certain financial covenants. Interest accrues at the Prime Rate plus an Applicable Margin of 2.500% on the basis of a 360-day year. The Company incurred debt issuance costs associated with the Note of $214,257.

Aggregated cumulative maturities of long-term obligations (including the Term Loan and the Facility), excluding deferred financing costs, as of December 31, 2022 are:

Fiscal year ending December 31,	Maturities of Long-Term Debt
2023	$1,118,569
2024	1,431,933
2025	1,582,287
2026	1,744,442
2027	1,923,234
Thereafter	5,981,758
Total	13,782,223
Less debt issuance costs	(313,829)
Total	$13,468,394

Short-Term Financings

The Company has various short-term notes payable for financed items such as insurance premiums and CRM software purchases. Total financed for the year ended December 31, 2022 and 2021 respectively was approximately $482,000 and $0. These are normally paid in equal installments over a period of twelve months or less and carry interest rates ranging between 0% and 8% per annum. As of December 31, 2022 and 2021, approximately $154,000 and $0 remains outstanding on short-term financings.

NOTE 9. WARRANT LIABILITIES

Series B Warrants

On December 22, 2021, the Company entered into a securities purchase agreement (SPA) with several institutional buyers for the purchase and sale of (i) warrants to purchase up to an aggregate of 651,997 shares of the Company’s common stock, par value $0.086 per share at an exercise price of $61.35 per share, (ii) an aggregate of 178,060 shares of Common Stock, and (iii) 9,076 shares of the Company’s newly-designated Series B convertible preferred stock, par value $0.086 per share, with a stated value of $1,000 per share, initially convertible into an aggregate of 147,939 shares of Common Stock at a conversion price of $61.35 per share, each a freestanding financial instrument, (the “Private Placement”). The aggregate purchase price for the Common Shares, the Preferred Shares and the Warrants was approximately $20,000,000.

By entering into the Private Placement on December 22, 2021, the Company entered into a commitment to issue the Common Shares, Preferred Shares and Series B Warrants on the Initial Closing Date for a fixed price and exercise price, as applicable. The commitment to issue Series B Warrants (the “Warrant Commitment”) represents a derivative financial instrument, other than an outstanding share, that, at inception, has both of the following characteristics: (i) embodies a conditional obligation indexed to the Company’s equity. The Company classified the commitment to issue the warrants as a derivative liability because it represents a written option that does not qualify for equity accounting The Company initially measured the derivative liability at its fair value and will subsequently remeasure the derivative liability, at fair value with changes in fair value recognized in earnings. An option pricing model was utilized to calculate the fair value of the Warrant Commitment. The Company initially recorded $17,408,311 of non-operating unrealized losses within the recognition and change in fair value of warrant liabilities account for the year ended December 31, 2021.

The Private Placement closed on January 4, 2022, at which time the Company remeasured the derivative liability for the warrants issued in the transaction, recognizing $17,408,311 of non-operating unrealized losses and a derivative liability of $55,061,119. The closing of the Private Placement settled the subscription receivable reported on the Company’s balance sheet as of December 31, 2021.

Pursuant to the terms of the SPA, due to a non-Private Placement related dilutive share issuance, effective December 27, 2022, the Series B Warrants outstanding increased to 1,333,333 and the exercise price reset to $7.50. On December 27, 2022, 1,667 Series B Warrants were exercised into 1,667 shares of common stock with cash proceeds to the Company of $12,500. As of December 31, 2022, there remains 1,331,667 Series B Warrants outstanding.

For the years ended December 31, 2022 and 2021, net fair value (gains) and losses recognized for the Series B Warrants were, ($48,668,869) and $0 respectively, presented in the recognition and change in fair value of warrant liabilities account in the consolidated statements of operations. The Series B Warrant liability outstanding as of December 31, 2022 and 2021 is $6,384,250 and $0 respectively, presented in the warrant liability account on the consolidated balance sheets.

Placement Agent Warrants

In connection with the Private Placement, the Company issued 16,303 warrants to the placement agent for the Private Placement. The warrants were issued as compensation for the Placement Agent’s services. The Placement Agent Warrants (PAW) are: (i) exercisable on any day after the six (6) month anniversary of the issue date, (ii) expire five years after the closing of the Private Placement, and (iii) exercisable at $61.35 per share. The Placement Agent Warrants contain terms that may require the Company to transfer assets to settle the warrants. Therefore, the Placement Agent Warrants are classified as a derivative liability, initially measured at fair value of $1,525,923 on the date of issuance and will be remeasured each accounting period with the changes in fair value reported in earnings. The Placement Agent Warrants are considered financing expense fees paid to the Placement Agent in relation to a derivative liability measured at fair value, thus, are included along with non-operating unrealized gains and losses in the recognition and change in fair value of warrant liabilities account in the consolidated statements of operations.

For the years ended December 31, 2022 and 2021, net fair value (gains) and losses recognized for the PAW were, ($1,477,024) and $0 respectively, presented in the recognition and change in fair value of warrant liabilities account in the consolidated statements of operations. The PAW liability outstanding as of December 31, 2022 and 2021 is $48,900 and $0 respectively, presented in the warrant liability account on the consolidated balance sheets.

NOTE 10. SIGNIFICANT CUSTOMERS

Carriers representing 10% or more of total revenue are presented in the table below:

Insurance Carrier	December 31, 2022	December 31, 2021
LTC Global	28%	-%
BlueCross BlueShield	9%	19%
Priority Health	16%	28%

No other single insurance carrier accounted for more than 10% of the Company’s commission revenues. The loss of any significant customer, could have a material adverse effect on the Company.

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

On February 11, 2021, Reliance Global Holdings, LLC, a related party, converted 394,493 shares of Series A Convertible Preferred Stock into 262,995 shares of common stock.

On November 5, 2021, Reliance Global Holdings, LLC, a related party, converted 1,167 shares of Series A Convertible Preferred Stock into 778 shares of common stock.

As of December 31, 2022 and 2021, all Series A Convertible Preferred Stock have been converted and none remain outstanding.

In January 2022, the Company issued 9,076 shares of its newly designated Series B convertible preferred stock through the Private Placement for the purpose of raising capital. The Series B convertible preferred stock have no voting rights and initially each share may be converted into 16 shares of the Company’s common stock. The holders of the Series B convertible preferred stock are not entitled to receive any dividends other than any dividends paid on account of the common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Preferred Stock were fully converted (disregarding for such purposes any conversion limitations hereunder) to common stock which amounts shall be paid pari-passu with all holders of common stock.

During August 2022, all 9,076 Series B Convertible Preferred Stock were converted by third parties into 147,939 shares of common stock.

As of December 31, 2022 and 2021, all Series B Convertible Preferred Stock have been converted and none remain outstanding.

Common Stock

The Company has been authorized to issue 133,333,333 shares of common stock, $0.086 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

On January 21, 2021 pursuant to authority granted by the Board of Directors of the Company, the Company implemented a 1-for-85.71 reverse split of the Company’s issued and outstanding common stock simultaneously with its up listing to the Nasdaq Capital Market (the “Reverse Split-2021”). The number of authorized shares remains unchanged. All share and per share information has been retroactively adjusted to reflect the Reverse Split-2021 for all periods presented, unless otherwise indicated.

In February 2021, The Company issued 1,556 shares of common stock pursuant to software purchase, valued at $340,000.

In February 2021, the Company issued 138,000 shares of common stock through a stock offering for the purpose of raising capital. The Company received gross proceeds of $12,420,000 for the issuance of these common shares.

In February 2021, Reliance Global Holdings, LLC, a related party, converted $3,800,000 of outstanding debt into 42,222 shares of common stock. The conversion considered the fair market value of the stock on the day of conversion of $6.00 for total shares issued as a result of 42,222.

In March 2021, the Company issued 1,000 shares of the Company’s common stock to a vendor for services valued at $91,050.

In May 2021, the Company issued 995 shares of common stock pursuant to the acquisition of the Kush Acquisition, valued at $50,000.

In January 2022, the Company issued 178,060 shares of common stock through the Private Placement for the purpose of raising capital. See Note 9 - Warrant Liabilities for proceeds received by the Company.

In January 2022, the Company issued 40,402 shares of common stock pursuant to the Medigap Acquisition.

In January 2022, upon agreement with Series A warrant holders, 25,000 warrants were exercised at a price of $99.00 into 25,000 shares of the Company’s common stock.

In March 2022, the Company issued 400 shares of the Company’s common stock due to the vesting of 400 stock awards pursuant to an employee agreement.

In May and June 2022, 218,462 Series C prepaid warrants were exchanged for 218,462 shares of the Company’s common stock.

In July 2022, 81,423 Series D prepaid warrants were exchanged for 81,423 shares of the Company’s common stock.

In December 2022, the Company issued 14,275 shares of the Company’s common stock due to the vesting of 14,275 stock awards pursuant to several employee agreements.

In December 2022, upon agreement with Series B warrant holders, 1,667 warrants were exercised at a price of $7.50 into 1,667 shares of the Company’s common stock with cash proceeds to the Company of $12,500.

As of December 31, 2022 and December 31, 2021, there were 1,219,573 and 730,407 shares of Common Stock outstanding, respectively.

Warrants

Series A Warrants

In conjunction with the Company’s initial public offering, the Company issued 138,000 Series A Warrants which were classified as equity warrants because of provisions, pursuant to the warrant agreement, that permit the holder obtain a fixed number of shares for a fixed monetary amount. The warrants are standalone equity securities that are transferable without the Company’s consent or knowledge. The warrants were recorded at a value per the offering of $0.15. The warrants may be exercised at any point from the effective date until the 5-year anniversary of issuance and are not subject to standard antidilution provisions. The Series A Warrants are exercisable at a per share exercise price equal to 110% of the public offering price of one share of common stock and accompanying Series A Warrant, $90.00. Series A warrant holders exercised 25,000 Series A warrants in January 2022, resulting in 113,000 of Series A warrants remaining issued and outstanding as of December 31, 2022 and 138,000 as of December 31, 2021.

Series C and D Warrants

In January 2022, as a result of the Private Placement and the Medigap Acquisition, the Company received a deficiency notification from Nasdaq indicating violation of Listing Rule 5365(a). As part of its remediation plan, in March 2022, the Company entered into Exchange Agreements with the holders of common stock issued in January 2022. Pursuant to the Exchange Agreements, the Company issued 218,462 Series C prepaid warrants in exchange for 218,462 shares of the Company’s common stock. Additionally, as compensation for entering into the Exchange Agreements, the Company issued 81,500 Series D prepaid warrants to the Private Placement investors for no additional consideration. The fair value of the Series D prepaid warrants was treated as a deemed dividend and accordingly treated as a reduction from income available to common stockholders in the calculation of earnings per share. Refer to Note 7, Earnings (Loss) Per Share for additional information.

The Series C and D Warrants are equity classified pursuant to the warrant agreement provisions that permit holders to obtain a fixed number of shares for a fixed monetary amount. The warrants are standalone equity securities that are transferable without the Company’s consent or knowledge. The warrants expire on the fifth anniversary of the respective issuance dates and are exercisable at a per share exercise price equal to $0.015.

In May and June 2022, the 218,462 Series C prepaid warrants were converted for 218,462 shares of the Company’s common stock for a conversion price of $0.015. Through December 31, 2022, the Company has received payments of $1,336 for these issuances.

In July 2022, the 81,500 Series D prepaid warrants were converted into 81,472 shares of the Company’s common stock for a conversion price of $0.015 through both cash and cashless exercises. Proceeds of $795 were received in conjunction with the cash exercise.

Equity Incentive Plan

During the year ended December 31, 2019, the Company adopted the Reliance Global Group, Inc. 2019 Equity Incentive Plan (the “Plan”) under which various forms of equity awards can be granted to employees, directors, consultants, and service providers. Awards include but are not limited to, restricted stock, restricted stock units, performance shares and stock options. A total of 46,667 shares of common stock were reserved for issuance under the Plan, and as of December 31, 2022, 32,391 shares remain available for issuance. With regards to options, the Company issues new shares of common stock from the shares reserved under the Plan upon exercise of options.

The Plan is administered by the Board of Directors (the “Board”). The Board is authorized to select from among eligible employees, directors, and service providers those individuals to whom shares and options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Board is also authorized to prescribe, amend, and rescind terms relating to options granted under the Plan. Generally, the interpretation and construction of any provision of the Plan or any shares and options granted hereunder is within the discretion of the Board.

Stock Options:

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

The following is a summary of the stock options granted, forfeited or expired, and exercised under the Plan for the years ended December 31, 2022 and 2021 respectively:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	10,928	$232.78	2.61	$-
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2022	10,928	$232.78	1.61	-

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	15,594	$231.45	3.63	$-
Granted		-	-	-
Forfeited or expired	(4,667)	$218.56	2.68	-
Exercised	-	-	-	-
Outstanding at December 31, 2021	10,928	$232.78	2.61	-

The following is a summary of the Company’s non-vested stock options as of December 31, 2022 and 2021 respectively:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2021	3,587	$227.78	0.90
Granted	-	-	-
Vested	(3,315)	14.89	1.71
Forfeited or expired	-	-	-
Non-vested at December 31, 2022	271	$18.25	2.27

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2020	10,636	$200.85	2.53
Granted	-	-	-
Vested	(3,315)	206.40	0.82
Forfeited or expired	(3,734)	218.55	2.68
Non-vested at December 31, 2021	3,587	$227.78	0.90

For the years ended December 31, 2022 and 2021, the Board did not approve any options to be issued pursuant to the Plan.

During the years ended December 31, 2022 and 2021, various employee terminations occurred resulting in option forfeitures of $0 and $70,004 respectively.

As of December 31, 2022, the Company determined that the options granted and outstanding had a total fair value of $2,421,960, which will be amortized in future periods through February 2024. During the year ended December 31, 2022, the Company recognized $178,579 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of December 31, 2022, unrecognized compensation expense totaled $17,166 which will be recognized on a straight-line basis over the vesting period or requisite service period through February 2024.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on December 31, 2022. The market value as of December 31, 2022 was $8.55 based on the closing bid price for December 31, 2022.

As of December 31, 2021, the Company determined that the options granted and outstanding had a total fair value of $2,421,960, which will be amortized in future periods through February 2024. During the year ended December 31, 2021, the Company recognized $576,160 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of December 31, 2021, unrecognized compensation expense totaled $195,746 which will be recognized on a straight-line basis over the vesting period or requisite service period through February 2024.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on December 31, 2021. The market value as of December 31, 2021 was $96.60 based on the closing bid price for December 31, 2021.

The Company estimated the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require the Company to make predictive assumptions regarding future stock price volatility, recipient exercise behavior, and dividend yield. The Company estimated the future stock price volatility using the historical volatility over the expected term of the option. The expected term of the options was computed by taking the mid-point between the vesting date and expiration date. The following assumptions were used in the Black-Scholes option-pricing model, not accounting for the reverse splits:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Exercise price	$0.16 - $0.26	$0.16 - $0.26
Expected term	3.25 to 3.75 years	3.25 to 3.75 years
Risk-free interest rate	0.38% - 2.43%	0.38% - 2.43%
Estimated volatility	293.07% - 517.13%	293.07% - 517.13%
Expected dividend	-	-

Equity-based Compensation

The Plan provides for various forms of stock awards. Between February and May 2022, three existing employees and/or executives were awarded restricted shares totaling 12,460 shares of the Company’s common stock to be vested immediately. The shares were valued at $766,250, treated as stock-based compensation expense, and were issued in December 2022.

Pursuant to an agreement in April 2022, further amended in October 2022 between the Company and an executive, the executive was granted 7,418 restricted shares of the Company’s common stock which vest quarterly over a three-year period. The shares granted were valued at $180,546 at the date of the grant. For the year ended December 31, 2022, compensation expense on this grant was $32,131. As of December 31, 2022, 667 shares have been issued under this agreement.

Pursuant to an equity-based compensation program at one of the Company’s subsidiaries which provides agents the ability to earn and receive restricted stock awards upon completion of agreed upon service requirements, the Company granted 21,615 restricted stock awards which were immediately vested. Stocks earned are restricted for twelve months. The stocks were valued at $249,650 and recognized as stock-based compensation expense for the year ended December 31, 2022. No shares have been issued for this program as of December 31, 2022.

In 2021, three employees received a signing bonus of shares of the Company’s common stock to be issued after the completion of a service period ranging from one to three years of service. The shares granted in 2021 were valued at $110,240. For the year ended December 31, 2021, compensation expense on these grants totaled $81,917.

Total stock-based compensation expense for the years ended December 31, 2022 and 2021 was $1,249,873 and $749,127, respectively.

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

The following calculates basic and diluted EPS:

	For the Years Ended December 31,
	2022	2021
Net income (loss)	$6,466,162	$(21,098,465)
Deemed dividend	(6,930,335)	-
Net loss	$(464,173)	$(21,098,465)

Weighted average common shares	1,094,781	673,137
Effect of weighted average vested stock awards	208	-
Basic and diluted weighted average shares outstanding	1,094,989	673,137
Basic and diluted loss per common share:	$(0.42)	$(31.34)

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	For the years ended December 31,
	2022	2021
Shares subject to outstanding common stock options	10,928	10,928
Shares subject to outstanding Series A warrants	113,000	-
Shares subject to outstanding Series B Warrants and PAW	1,347,970	-
Shares subject to unvested stock awards	6,576	-

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

In accordance with ASU 2016-02, right-of-use assets are amortized over the life of the underlying leases. Lease expense for the years ended December 31, 2022 and 2021 was $598,422 and $307,773 respectively. As of December 31, 2022 and 2021, the weighted average remaining lease term and weighted average discount rates for the operating leases were 3.82 years and 5.67% and 5.28 years and 5.83% respectively.

Future minimum lease payment under these operating leases consisted of the following:

Year ending December 31,	Operating Lease Obligations
2023	$570,275
2024	269,908
2025	144,124
2026	113,738
2027	117,150
Thereafter	151,053
Total undiscounted operating lease payments	1,366,248
Less: Imputed interest	134,126
Present value of operating lease liabilities	$1,232,122

NOTE 14. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of December 31, 2022 and 2021. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Earn-out liabilities

The Company has recognized several earn-out liabilities resulting from contingent consideration provisions included in business combination agreements. Earn-out consideration is normally earned by acquirees when they meet or exceed pre-agreed upon earnings targets.

The following outlines changes to the Company’s earn-out liability balances for the respective years ended December 31, 2022 and 2021:

	CCS	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2021	$-	$515,308	$615,969	$992,868	$1,689,733	$-	$3,813,878
Changes due to business combinations	-	-	-	-	-	600,000	600,000
Changes due to payments	-	(34,430)	(326,935)	(84,473)	(1,259,087)		(1,704,925)
Changes due to fair value adjustments	-	186,122	210,967	(73,452)	(283,112)	(40,000)	525
Ending balance December 31, 2022	$-	$667,000	$500,000	$834,943	$147,534	$560,000	$2,709,478

	CCS	Fortman	Montana	Altruis	Kush	Total
Ending balance December 31, 2020	$81,368	$432,655	$522,553	$1,894,842	$-	$2,931,418
Changes due to business combinations	-	-	-	-	1,694,166	1,694,166
Changes due to payments	-	-	-	(452,236)	-	(452,236)
Changes due to fair value adjustments	-	82,653	93,416	(449,738)	(4,433)	(278,102)
Changes due to write-offs	(81,368)	-	-	-	-	(81,368)
Ending balance December 31, 2021	$-	$515,308	$615,969	$992,868	$1,689,733	$3,813,878

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

Management is actively monitoring the global situation on its financial condition, liquidity, operations, industry and workforce.

NOTE 15. INCOME TAXES

The difference between the actual income tax rate versus the tax computed at the Federal Statutory rate follows:

	December 31, 2022	December 31, 2021
Federal rate	21.0%	21.0%
State net of federal	-7.9%	0.3%
Non-taxable change in fair value of warrant commitment	-106.3%	0.0%
Goodwill impairment	46.7%	-%
Rate Change	-4.1%	0.4%
Other	2.2%	0.0%
Valuation allowance	48.5%	(-21.6)%
Effective income tax rate	0.0%	0.0%

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized benefits as a component income tax expense (benefit). The Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of December 31, 2022 and 2021.

Deferred income tax assets and (liabilities) consist of the following:

	December 31, 2022	December 31, 2021
Deferred tax assets (liabilities)
Net operating loss carryforward	$4,938,164	$1,900,194
Stock based compensation	1,148,836	725,546
Goodwill	(771,631)	(199,086)
Intangibles	745,227	459,441
Fixed assets	(99,002)	(56,691)
Right of use assets	(300,616)	(333,347)
Lease liabilities	313,342	337,671
Other	1,525	1,336
Total deferred tax assets	5,975,846	2,835,065
Valuation allowance	(5,975,846)	(2,835,065)
Net deferred tax assets	$-	$-

The Company has approximately $19,784,000 of Federal Net Operating Loss Carry forwards, of which $1.3 million will begin to expire beginning 2031 and $18.5 million will not expire but are limited to use of 80% of current year taxable income.

The Company has approximately $15,264,000 of state net operation loss carry forward to offset future taxable income in the states in which it currently operates. These carryforwards start expiring in 2029.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred, but we have not analyzed it at this time as the deferred tax asset is fully reserved.

During the year ended December 31, 2022 and 2021, the valuation allowance increased $3,140,780 and $742,884, respectively.

The tax periods ending December 31, 2019, 2020 and 2021 are open for examination.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company entered into a Loan Agreement with Reliance Global Holdings, LLC, a related party under common control. There is no term to the loan, and it bears no interest. Repayment will be made as the Company has business cash flows. The proceeds from the various loans were utilized to fund the acquisitions of USBA, EBS, CCS, SWMT Acquisition, Fortman, Altruis, and UIS.

As of December 31, 2022, and the 2021 the related party loan payable was $100,724 and $353,766 respectively.

At December 31, 2022 and 2021, Reliance Holdings owned approximately 24% and 33%, respectively, of the common stock of the Company.

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

NOTE 17. SUBSEQUENT EVENTS

Effective January 1, 2023, the Company’s Board of Directors promoted its then-current Chief Accounting Officer, Joel Markovits, to the position of Chief Financial Officer. Pursuant to the terms of the promotion letter entered into by the Company and Mr. Markovits on December 28, 2022, Mr. Markovits will receive an annual base salary of $275,000. Mr. Markovits was also granted 40,000 shares, per annum, of the Company’s common stock, with an effective grant date of December 28, 2022, which will vest monthly each year during the duration of his employment.

As previously disclosed, the Company issued a promissory note to YES Americana Group, LLC (“Americana”), a related party entity, for the principal sum of $1,500,000 (the “Note”). On February 7, 2023, the Company and Americana entered into an amendment to the Note pursuant to which (i) the principal amount of the Note was increased to $1,845,000 as a result of Americana’s funding of an additional $345,000 to the Company during the period of January 23, 2023 through February 2, 2023, (ii) the maturity date of the Note was amended to January 15, 2026, (iii) the interest rate under the Note shall not increase after the maturity date, and (iv) the Note can be converted at any time, at the option of Americana, into shares of the Company’s common stock, par value $0.086 per share (the “Common Stock”). The conversion price under the Note is equal to the Nasdaq minimum price, which is the lower of: (i) the closing price of the Common Stock (as reflected on Nasdaq.com) immediately preceding the signing of the Amendment; or (ii) the average closing price of the Common Stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the Amendment. On February 13, 2023, Americana effectuated a conversion of $645,000 of the Note into 1,001,148 shares of the Company’s common stock, $0.086 par value per share, in accordance with the terms of the Amendment.

On February 23, 2023, pursuant to authority granted by the Board of Directors of the Company, the Company implemented a 1-for-15 reverse split of the Company’s authorized and issued and outstanding common stock (the “Reverse Split-2023”). The par value remains unchanged. All share and per share information as well as common stock and additional paid-in capital have been retroactively adjusted to reflect the Reverse Split-2023 for all periods presented, unless otherwise indicated.

On March 13, 2023, the Company entered into a securities purchase agreement with one institutional buyer for the purchase and sale of, subject to customary closing conditions, (i) an aggregate of 155,038 shares (the “Common Shares”) of the Company’s common stock, par value $0.086 per share (the “Common Stock”) along with accompanying common warrants (the “Common Units”), (ii) prefunded warrants (the “Prefunded Warrants”) that are exercisable into 897,594 shares of Common Stock (the “Prefunded Warrant Shares”) along with accompanying common warrants (the “Pre-Funded Units”), and (iii) common warrants (the “Common Warrants”) to initially acquire up to 2,105,264 shares of Common Stock (the “Common Warrant Shares”) (representing 200% of the Common Shares and Prefunded Warrant Shares) in a private placement offering (the “Private Placement”). Additionally, the Company agreed to issue a warrant to the Placement Agent (defined below), to initially acquire 52,632 shares of common stock (the “PA Warrant”). The closing of the Private Placement occurred on March 16, 2023. EF Hutton, a division of Benchmark Investments, LLC (the “Placement Agent”) acted as the sole placement agent for the Company in connection with the Private Placement. Pursuant to that certain Engagement Letter, dated as of January 30, 2023, between the Company and the Placement Agent, the Placement Agent is entitled to a cash fee of 8% of the gross proceeds of the Private Placement and the reimbursement of certain Placement Agent fees and expenses, including, but not limited to, up to $95,000 for fees and expenses including “road show”, diligence, and reasonable legal fees and disbursements for the Placement Agent’s counsel.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed or furnished with this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation of Eye on Media Network, Inc. (now, Reliance Global Group, Inc.) as amended through October 19, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

3.2	Bylaws of Eye on Media Network, Inc. (now, Reliance Global Group, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

3.3	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated February 3, 2021 (incorporated herein by reference to Exhibit 3.9 to Amendment No. 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 5, 2021 (SEC File No. 333-249381)).

3.4	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated December 23, 2021 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2022 (SEC File No. 001-40020)).

3.5	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated February 16, 2023 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2023 (SEC File No. 001-40020)).

4.1	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

4.2	Form of Series D Warrant (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.1	Securities Purchase Agreement between Reliance Global Group, Inc. and Nsure, Inc. dated February 19, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (SEC File No. 333-249381)).

10.2	Irrevocable Assignment & Acquisition Agreement between Reliance Global Holdings, LLC and Ezra Beyman effective as of June 3, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

10.3	Lease between Coverage Consultants Unlimited, Inc. and Commercial Coverage Solutions, LLC dated August 17, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.4	Master Credit Agreement between Southwestern Montana Insurance Center, LLC and Oak Street Funding LLC dated April 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) filed with the Securities and Exchange Commission on December 4, 2020 (File No. 333-249381)).

10.5†	Reliance Global Group Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.6	Amendment No. 1 to Securities Purchase Agreement between Nsure Inc. and Reliance Global Group, Inc. dated October 8, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.7	Form of Warrant Agent Agreement between Reliance Global Group, Inc. and VStock Transfer, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.8	Purchase Agreement among Kush Benefit Solutions, LLC, J.P. Kush and Associates, Inc. and Joshua Kushnereit dated May 12, 2021 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

44

10.9	Form of Securities Purchase Agreement among Reliance Global Group, Inc. and the investors identified on the signature pages thereto dated as of December 22, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.10	Form of Registration Rights Agreement 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.11	Form of Series B Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.12	Form of Certificate of Designation for Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.13	Asset Purchase Agreement between Reliance Global Group, Inc. and Medigap Healthcare Insurance Company, LLC and the sole member thereof entered into agreement as of December 21, 2021 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022 (SEC File No. 001-40020)).

10.14	Form of Investor Exchange Agreement between Reliance Global Group, Inc. and the parties signatory to the agreement dated as of March 23, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.15	Form of Medigap Exchange Agreement between Reliance Global Group, Inc. and the parties signatory to the agreement dated as of March 23, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.16	Asset Purchase Agreement between RELI Exchange, LLC and Barra & Associates, LLC dated April 26, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020)).

10.17	Security Agreement between Medigap Healthcare Insurance Agency, LLC and Oak Street Funding LLC dated April 26, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020))

10.18†	Employment Agreement between Reliance Global Group, Inc. and Grant Barra dated April 26, 2022 Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020))Ex. 10.3

10.19	Promissory Note issued by Reliance Global Group, Inc. to YES Americana Group LLC on September 13, 2022 (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 (SEC File No. 001-40020)).

10.20	Amendment No. 1 to the Promissory Note between Reliance Global Group, Inc. and YES Americana Group, LLC, dated as of February 7, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023 (SEC File No. 001-40020)).

10.21†	Promotion Letter by and between Reliance Global Group, Inc. and Joel Markovits dated as of December 28, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2023 (SEC File No. 001-40020)).

10.22#	Securities Purchase Agreement, dated March 13, 2023, between Reliance Global Group, Inc. and Investor (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.23	Form of Warrant (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.24	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.25	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.26	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020))..

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

21.1	List of subsidiaries (incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

23.1*	Consent of Mazars USA LLP.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Includes management contracts and compensation plans and arrangements
#	Certain schedules and exhibits have been omitted pursuant to Item 601(A)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

45

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

Reliance Global Group, Inc.

By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Ezra Beyman and Joel Markovits, and each of them, as attorney-in-fact with full power of substitution to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ezra Beyman	Chief Executive Officer and Executive Chairman and Director	March 30, 2023
Ezra Beyman	(Principal Executive Officer)

/s/ Joel Markovits	Chief Financial Officer	March 30, 2023
Joel Markovits	(Principal Financial and Accounting Officer)

/s/ Scott Korman	Director	March 30, 2023
Scott Korman

/s/ Sheldon Brickman	Director	March 30, 2023
Sheldon Brickman

/s/ Ben Fruchtzweig	Director	March 30, 2023
Ben Fruchtzweig

/s/ Alex Blumenfrucht	Director	March 30, 2023
Alex Blumenfrucht

46