Form 10-Q/A
period 2022-03-31
Reliance Global Group, Inc.
filed 2023-05-18
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

732-380-4600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

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

Yes ☐ No ☒

At May 16, 2022 the registrant had 755,807 shares of common stock, par value $0.086 per share, outstanding (after giving effect to the 1-for-15 reverse stock split that became effective on February 23, 2023).

EXPLANATORY NOTE

Reliance Global Group, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, with the Securities and Exchange Commission (“SEC”) on May 16, 2022 (the “Original Form 10-Q”). This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1” or “Form 10-Q/A”) is being filed to:

(i)	reflect the restatement of earnings per share (“EPS”) information (the “Restatement”) in the condensed consolidated statements of operations for the three months ended March 31, 2022;
(ii)	insert additional disclosure relating to the Restatement to Note 2;
(iii)	replace Note 12 from the Original Form 10-Q in its entirety as a result of the Restatement;
(iv)	revise share and per share information throughout the Form 10-Q/A to give effect to the 1-for-15 reverse stock split that became effective on February 23, 2023 (the “Reverse Split”);
(v)	revise Part I, Item 4 to indicate that the Company’s disclosure controls and procedures were not effective as of March 31, 2022;
(vi)	replace the exhibit index contained in Item 6 in its entirety;
(vii)	provide current dated certifications;
(viii)	correct certain immaterial errors on the cover sheet to the Form 10-Q/A.

The Restatement is due to the Company performing an evaluation of its accounting in connection with the calculation of its basic and diluted EPS for the three months ended March 31, 2022, and identification of errors in such calculation for the prior period. On May 12, 2023, management concluded its evaluation and determined that the identified errors require the filing of Amendment No. 1, as further discussed in Notes 2 and 12 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

The following items have been amended in this Amendment No. 1:

●	Part I — Item 1. Financial Statements
●	Part I – Item 4. Controls and Procedures
●	Part II – Item 6. Exhibits

Except as described above, no other changes have been made to the Original Form 10-Q, and Amendment No. 1 does not modify, amend or update in any way revenue, expenses, net income (loss), or any of the financial or other information contained in the Original Form 10-Q. Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-Q other than adjusting, in the Items amended herein, common stock share and price per share information for the 1-for-15 reverse stock split that became effective February 23, 2023.

PART I

Item 1. Financial Statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$5,491,407	$4,136,180
Restricted cash	484,351	484,542
Accounts receivable	1,173,383	1,024,831
Accounts receivable, related parties	1,642	7,131
Other receivables	7,336	-
Prepaid expense and other current assets	111,639	2,328,817
Total current assets	7,269,758	7,981,501
Property and equipment, net	147,140	130,359
Right-of-use assets	1,287,636	1,067,734
Investment in NSURE, Inc.	1,350,000	1,350,000
Intangibles, net	11,895,223	7,078,900
Goodwill	29,249,285	10,050,277
Other non-current assets	69,784	16,792
Total assets	$51,268,826	$27,675,563

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and other accrued liabilities	$1,043,117	$2,759,160
Chargeback reserve	1,585,435	-
Other payables	80,033	81,500
Current portion of long-term debt	918,073	913,920
Current portion of leases payable	434,045	276,009
Earn-out liability, current portion	3,774,411	3,297,855
Warrant commitment	-	37,652,808
Total current liabilities	7,835,114	44,981,252

Loans payable, related parties, less current portion	342,996	353,766
Long term debt, less current portion	6,860,467	7,085,325
Leases payable, less current portion	871,234	805,326
Earn-out liability, less current portion	446,538	516,023
Warrant liabilities	23,660,144	-
Total liabilities	40,016,493	53,741,692
Stockholders’ equity (deficit):
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 9,076 and 0 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	781	-
Common stock, $0.086 par value; 133,333,333 shares authorized and 755,806 and 730,407 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	64,999	62,815
Additional paid-in capital	35,304,698	27,329,201
Stock subscription receivable	-	(20,000,000)
Accumulated deficit	(24,118,145)	(33,458,145)
Total stockholders’ equity (deficit)	11,252,333	(26,066,129)
Total liabilities and stockholders’ equity	$51,268,826	$27,675,563

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	March 31, 2022	March 31, 2021
Revenue
Commission income	$4,235,781	$2,323,730
Total revenue	4,235,781	2,323,730

Operating expenses
Commission expense	904,156	529,472
Salaries and wages	2,082,175	918,545
General and administrative expenses	2,453,070	1,004,401
Marketing and advertising	587,022	23,079
Depreciation and amortization	607,525	333,088
Total operating expenses	6,633,948	2,808,585

Loss from operations	(2,398,167)	(484,855)

Other income (expense)
Other expense, net	(107,797)	(129,071)
Recognition and change in fair value of warrant liabilities	11,845,964	-
Total other income (expense)	11,738,167	(129,071)

Net income (loss)	$9,340,000	$(613,926)

Basic earnings (loss) per share	$2.46	$(1.22)
Diluted earnings (loss) per share	$(9.69)	$(1.22)
Weighted average number of shares outstanding - Basic	980,569	502,825
Weighted average number of shares outstanding - Diluted	1,195,480	502,825

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2021	-	$-	730,407	$62,815	-	$-	$27,329,201	$(20,000,000)	$(33,458,145)	$(26,066,129)

Share based compensation	-	-	-	-	-	-	739,960	-	-	739,960

Shares issued due to private placement	9,076	781	178,059	15,313	-	-	(16,043)	20,000,000	-	20,000,051

Shares issued pursuant to acquisition of Medigap	-	-	40,402	3,475	-	-	4,759,976	-	-	4,763,451

Exercise of Series A warrants	-	-	25,000	2,150	-	-	2,472,850	-	-	2,475,000

Issuance of prefunded Series C Warrants in exchange for common shares	-	-	(218,462)	(18,788)	-	-	18,788	-	-	-

Shares issued for vested stock awards	-	-	400	34	-	-	(34)	-	-	-

Net Income	-	-	-	-	-	-	-	-	9,340,000	9,340,000

Balance, March 31, 2022	9,076	$781	755,806	$64,999	-	$-	$35,304,698	$-	$(24,118,145)	$11,252,333

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in capital	Deficit	Total

Balance, December 31, 2020	395,640	$33,912	282,735	$24,315	1,556	$340,000	$11,898,441	$(12,359,680)	$(63,012)

Share based compensation	-	-	-	-	-	-	246,966	-	246,966

Shares issued for services	-	-	1,000	86	-	-	90,964	-	91,050

Shares issued due to public offering, net of offering costs of $1,672,852	-	-	120,000	10,320	-	-	9,098,828	-	9,109,148

Over-allotment shares from offering, net of offering costs of $250,928	-	-	18,000	1,548	-	-	1,364,825	-	1,366,373

Warrants sold during public offering at quoted price	-	-	-		-	-	20,700	-	20,700

Shares issued due to conversion of preferred stock	(394,493)	(33,812)	262,995	22,618	-	-	11,194	-	-

Shares issued due to conversion of debt	-	-	42,222	3,631	-	-	3,796,369	-	3,800,000

Rounding shares related to initial public offering	-	-	126	-	-	-	-	-	-

Shares issued pursuant to software purchase	-	-	1,556	134	(1,556)	(340,000)	339,866	-	0

Net loss	-	-	-	-	-	-	-	(613,926)	(613,926)

Balance, March 31, 2021	1,147	$100	728,634	$62,652	-	$-	$26,868,153	$(12,973,606)	$13,957,299

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

Restatement of Previously Issued Financial Statements

Subsequent to the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, with the Securities and Exchange Commission on May 16, 2022, the Company performed an evaluation of its accounting in connection with the calculation of its basic Earnings Per Share (“EPS”) and diluted EPS for the three months ended March 31, 2022, which concluded on May 12, 2023, and identified errors in such calculation. The errors resulted from improper application of sequencing rules, a miscalculation of the numerator used in the determination of diluted EPS, and a miscalculation of the denominator used in the determination of weighted average shares outstanding for both basic EPS and diluted EPS, and the Company determined that the errors required adjustments of the previously issued financial statements for the quarter ended March 31, 2022. Accordingly, the Company restates its consolidated financial statements for the identified periods in this Form 10-Q/A as outlined further below and in Note 12 Earnings (Loss) Per Share.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of operations for the three months ended March 31, 2022, and includes an increase to basic earnings per share in the amount of $0.51, an increase to diluted loss per share in the amount of $3.39, a decrease to weighted average number of shares outstanding – basic of 234,447 shares, and a decrease to weighted average number of shares outstanding - diluted of 377,805 shares.

	Three Months Ended March 31, 2022
	As Reported	Adjustment	As Corrected

Basic earnings (loss) per share	1.95	0.51	2.46

Diluted earnings (loss) per share	(6.30)	(3.39)	(9.69)

Weighted average number of shares outstanding – Basic	1,215,016	(234,447)	980,569

Weighted average number of shares outstanding - Diluted	1,573,285	(377,805)	1,195,480

Additionally, please refer to Note 12. Earnings (Loss) Per Share, where the Company has corrected and replaced that Note in its entirety.

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

The Company’s Warrant Commitment and warrant liabilities (“Warrant Liabilities”) (see Note 13, Commitments and Contingencies) represent liability-classified derivative financial instruments recorded at fair value on a recurring basis. The fair value includes significant inputs unobservable in the market and thus are considered Level 3. The Company measures fair value of Warrant Liabilities at issuance date and subsequently at the balance sheet date, using a binomial option pricing model. The significant inputs used in estimating fair value not adjusting for any reverse stock splits, include the fair value of the underlying stock, expected term, risk free interest rate, and expected volatility, as follows:

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

Pro Forma Information

The results of operations of J.P. Kush and Associates, Inc. will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental approximate pro forma combined financial information assumes that the acquisition had occurred at the beginning of the three months ended March 31, 2021:

March 31,
2021
Revenue	$2,695,843
Net Income (Loss)	$(450,868)
Earnings (Loss) per common share, basic	$(0.90)
Earnings (Loss) per common share, diluted	$(0.90)

Medigap Healthcare Insurance Company, LLC Transaction

On January 10, 2022, the Company completed the acquisition of all assets of Medigap Healthcare Insurance Company, LLC (“Medigap”) pursuant to which the Company purchased all of the assets of Medigap for a purchase price in the amount of $20,096,250 consisting of payment to Medigap of (i) $18,138,750 in cash and (ii) issuing to seller 40,402 shares of the Company’s restricted common stock in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The purchase price is subject to post-closing adjustment to reconcile certain pre-closing credits and liabilities of the parties. The shares issued to Medigap as part of the purchase price are subject to lock up arrangements pursuant to which 50% of those shares may be sold after the one-year anniversary of the date of Closing the APA and the balance of the shares after the second-year anniversary of the date of closing under the APA.

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

Pro Forma Information

The results of operations of Medigap will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental pro forma approximate combined financial information assumes that the acquisition had occurred at the beginning of the three months ended March 31, 2022 and 2021:

	March 31,	March 31,
	2022	2021
Revenue	$4,659,451	$3,602,106
Net Income (Loss)	$9,355,584	$(566,903)
Earnings (Loss) per common share, basic	$7.65	$1.2)
Earnings (Loss) per common share, diluted	$1.80	$1.2)

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

On February 10, 2020, the Company issued 3,111 shares of common stock to a third-party individual for the purpose of raising capital to fund the Company’s investment in NSURE, Inc. The Company received proceeds of $1,000,000 for the issuance of these common shares.

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

NOTE 9. Warrant Liabilities

Series B Warrants

On December 22, 2021 the Company entered into a securities purchase agreement with several institutional buyers for the purchase and sale of (i) warrants to purchase an aggregate of up to 651,997 shares of the Company’s common stock, par value $0.086 per share at an exercise price of $61.35 per share, (ii) an aggregate of 178,060 shares of Common Stock, and (iii) 9,076 shares of the Company’s newly-designated Series B convertible preferred stock, par value $0.086 per share, with a stated value of $1,000 per share, initially convertible into an aggregate of 147,939 shares of Common Stock at a conversion price of $61.35 per share, each a freestanding financial instrument, (the “Private Placement”). The aggregate purchase price for the Common Shares, the Preferred Shares and the Warrants is approximately $20,000,000.

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

The Series B Convertible Preferred Stock shall have no voting rights and may be converted into 16 shares of $0.086 par value common stock. The holders of the Series B Convertible Preferred Stock are not entitled to receive dividends payable, except that holder of Series B Preferred would be entitled to receive dividends paid on account of the common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Preferred Stock were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock..

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

In February 2021, Reliance Global Holdings, LLC, a related party, converted $3,800,000 of outstanding debt into 42,222 shares of common stock. The conversion considered the fair market value of the stock on the day of conversion of $90.00 for total shares issued as a result of 42,222.

In May 2021, the Company issued 995 shares of common stock pursuant to the acquisition of the Kush Acquisition.

In January 2022, the Company issued 178,059 shares of common stock through the Private Placement for the purpose of raising capital. See Note 9 - Warrant Liabilities for proceeds received by the Company.

In January 2022, the Company issued 40,402 shares of common stock pursuant to the Medigap Acquisition.

In January 2022, upon agreement with Series A warrant holders, 25,000 warrants were exercised at a price of $99.00 into 25,000 of the Company’s common stock.

In March 2022, the Company issued 400 shares of the Company’s common stock due to the vesting of 400 stock awards pursuant to an employee agreement.

As of March 31, 2022 and December 31, 2021, there were 755,806 and 730,407 shares of Common Stock outstanding, respectively.

Stock Options

During the year ended December 31, 2019, the Company adopted the Reliance Global Group, Inc. 2019 Equity Incentive Plan (the “Plan”) under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants, and service providers. A total of 46,667 shares of common stock are reserved for issuance under the Plan. At March 31, 2022, there were 31,027 shares of common stock reserved for future awards under the Plan. The Company issues new shares of common stock from the shares reserved under the Plan upon exercise of options.

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

The following is a summary of the stock options granted, forfeited or expired, and exercised under the Plan for the three months ended March 31, 2022 and March 31, 2021 respectively:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	10,928	$232.50	2.61	$-
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2022	10,928	$232.50	2.37	-

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	15,594	$231.45	3.63	$-
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2021	15,594	$228.30	3.38	$-

The following is a summary of the Company’s non-vested stock options as of March 31, 2022 and March 31, 2021 respectively:

Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2021		3,587	$227.10	0.90
Granted		-	-	-
Vested		-	-	-
Forfeited or expired		-	-	-
Non-vested at March 31, 2022		3,587	$227.10	0.82

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2020	10,636	$200.85	2.53
Granted	-	-	-
Vested	-	-	-
Forfeited or expired	-	-	-
Non-vested at March 31, 2021	10,636	$223.05	2.34

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

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on March 31, 2022. The market value as of March 31, 2022 was $64.65 based on the closing bid price for March 31, 2022.

As of March 31, 2021 the Company determined that the options granted had a total fair value of $3,386,156. During the three months ended March 31, 2021, the Company recognized $232,684 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of March 31, 2021, unrecognized compensation expense totaled $801,698.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on March 31, 2021. The market values as of March 31, 2021 was $65.40 based on the closing bid price for March 31, 2021.

The Company estimated the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require the Company to make predictive assumptions regarding future stock price volatility, recipient exercise behavior, and dividend yield. The Company estimated the future stock price volatility using the historical volatility over the expected term of the option. The expected term of the options was computed by taking the mid-point between the vesting date and expiration date. The following assumptions were used in the Black-Scholes option-pricing model, not accounting for any reverse splits:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Exercise price	$0.16 - $0.26	$0.16 - $0.26
Expected term	3.25 to 3.75 years	3.25 to 3.75 years
Risk-free interest rate	0.38% - 2.43%	0.38% - 2.43%
Estimated volatility	293.07% - 517.13%	293.07% - 517.13%
Expected dividend	-	-
Option price at valuation date	$0.12 - $0.27	$0.12 - $0.31

Warrants

As a part of the Company’s offering, the Company issued 138,000 Series A Warrants. These warrants are classified as equity warrants because of provisions, pursuant to the warrant agreement, that permit the holder obtain a fixed number of shares for a fixed monetary amount. The warrants are standalone equity securities that are transferable without the Company’s consent or knowledge. The warrants were recorded at a value per the offering of $0.15. The warrants may be exercised at any point from the effective date until the 5-year anniversary of issuance and are not subject to standard anti-dilution provisions. The Series A Warrants are exercisable at a per share exercise price equal to 110% of the public offering price of one share of common stock and accompanying Series A Warrant, $99.00. Per Common Stock above, 25,000 of these warrants were exercised in January 2022, resulting in 113,000 Series A warrants issued and outstanding at March 31, 2022.

In January 2022, as a result of the issuance of common stock in the January 2022 stock offering and the Medigap Acquisition, the Company received a deficiency notification from Nasdaq indicating violation of Listing Rule 5365(a). As part of its remediation plan, in March 2022, the Company entered into Exchange Agreements with the holders of common stock issued in January 2022. Pursuant to the Exchange Agreements, the Company issued 218,462 Series C prepaid warrants in exchange for 218,462 shares of the Company’s common stock. Additionally, as compensation for entering into the Exchange Agreements, the Company issued 81,500 Series D prepaid warrants to the January 2022 stock offering investors for no additional consideration. The fair value of the Series D prepaid warrants was treated as a deemed dividend and accordingly was treated as a reduction from income available to common stockholders in the calculation of earnings per share. Refer to Note 12, Earnings (Loss) Per Share for additional information.

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

Total stock compensation expense for the three months ended March 31, 2022 and 2021 was $739,960 and $246,966, respectively

NOTE 12. EARNINGS (LOSS) PER SHARE

Basic EPS applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding.

If there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed. Similarly, if the Company has net income but its preferred dividend adjustment made in computing income available to common stockholders results in a net loss available to common stockholders, diluted EPS would be computed in the same manner as basic EPS.

The following calculates basic and diluted EPS:

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income (loss)	$9,340,000	$(613,926)
Deemed dividend	(6,930,335)	-
Net income (loss), numerator, basic computation	2,409,665	(613,926)
Recognition and change in fair value of warrant liabilities	(13,992,664)	-
Net income (loss), numerator, diluted computation	$(11,582,999)	$(613,926)

Weighted average shares - denominator basic computation	980,569	502,825
Effect of Series B warrant liabilities	214,911	-
Weighted average shares, as adjusted - denominator diluted computation	1,195,480	502,825
Earnings (loss) per common share - basic	$2.46	$(1.22)
Earnings (loss) per common share - diluted	$(9.69)	$(1.22)

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Shares subject to outstanding common stock options	10,928	10,928
Shares subject to outstanding Series A warrants	113,000	138,000
Shares subject to unvested stock awards	661	1,200
Shares subject to conversion of Series B preferred stock	147,939	-

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

The Company determined it had a material weakness in its disclosure controls and procedures as it pertains to earnings per share (EPS) for the three months ended March 31, 2022. During the quarter ended March 31, 2023, the Company mitigated this deficiency by consulting with qualified advisors that have in-depth EPS expertise. These advisors will assist the Company in the calculations and disclosures of EPS for future reporting periods. Pursuant to the above, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, concluding them to be ineffective as of such date.

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

PART II

Item 6. Exhibits

The following exhibits are filed or furnished herewith, as the case may be.

Exhibit No.	Description
3.1	Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2022).
4.1	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).
4.2	Form of Series D Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).
10.1	Asset Purchase Agreement entered into on January 10, 2022, and dated as of December 21, 2021, by and among the registrant, Medigap Healthcare Insurance Company, LLC and Joseph J. Bilotti III (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2022).
10.2	Form of Investor Exchange Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).
10.3	Form of Medigap Exchange Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2022).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer**
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reliance Global Group, Inc.

Date: May 18, 2023	By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer
(principal executive officer)

Date: May 18, 2023	By:	/s/ Joel Markovits
Joel Markovits
Chief Financial Officer
(principal financial officer and principal accounting officer)

