Form 10-Q/A
period 2022-06-30
Reliance Global Group, Inc.
filed 2023-05-18
CIK 1812727

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

Yes ☐ No ☒

At August 15, 2022 the registrant had 1,097,138 shares of common stock, par value $0.086 per share, outstanding (after giving effect to the 1-for-15 reverse stock split that became effective on February 23, 2023).

EXPLANATORY NOTE

Reliance Global Group, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, with the Securities and Exchange Commission (“SEC”) on August 15, 2022 (the “Original Form 10-Q”). This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1” or “Form 10-Q/A”) is being filed to:

(i)	reflect the restatement of earnings per share (“EPS”) information (the “Restatement”) in the condensed consolidated statements of operations for the three and six months ended June 30, 2022;
(ii)	insert additional disclosure relating to the Restatement to Note 1;
(iii)	replace Note 7 from the Original Form 10-Q in its entirety as a result of the Restatement;
(iv)	revise share and per share information throughout the Form 10-Q/A to give effect to the 1-for-15 reverse stock split that became effective on February 23, 2023 (the “Reverse Split”);
(v)	revise Part I, Item 4 to indicate that the Company’s disclosure controls and procedures were not effective as of June 30, 2022;
(vi)	replace the exhibit index contained in Item 6 in its entirety;
(vii)	provide current dated certifications;
(viii)	correct certain immaterial errors on the cover sheet to the Form 10-Q/A.

The Restatement is due to the Company performing an evaluation of its accounting in connection with the calculation of its basic and diluted EPS for the three and six months ended June 30, 2022, and identification of errors in such calculations. On May 12, 2023, management concluded its evaluation and determined that the identified errors require the filing of Amendment No. 1, as further discussed in Notes 1 and 7 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

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

PART I

Item 1. Financial Statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$2,979,769	$4,136,180
Restricted cash	1,417,635	484,542
Accounts receivable	1,072,294	1,024,831
Accounts receivable, related parties	54,414	7,131
Prepaid expense and other current assets	576,691	2,328,817
Total current assets	6,100,803	7,981,501

Property and equipment, net	164,017	130,359
Right-of-use assets	1,421,474	1,067,734
Investment in NSURE, Inc.	1,350,000	1,350,000
Intangibles, net	14,751,751	7,078,900
Goodwill	33,486,107	10,050,277
Other non-current assets	23,284	16,792
Total assets	$57,297,436	$27,675,563

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and other accrued liabilities	$1,051,333	$2,759,160
Chargeback reserve	1,559,541	-
Other payables	1,333,484	81,500
Short term Financing Agreements	376,647
Current portion of long-term debt	936,263	913,920
Current portion of leases payable	528,902	276,009
Earn-out liability, current portion	3,683,596	3,297,855
Warrant commitment	-	37,652,808
Total current liabilities	9,469,766	44,981,252

Loans payable, related parties, less current portion	332,225	353,766
Long term debt, less current portion	12,935,649	7,085,325
Leases payable, less current portion	930,623	805,326
Earn-out liability, less current portion	673,837	516,023
Warrant liabilities	11,026,893	-
Total liabilities	35,368,993	53,741,692
Stockholders’ equity (deficit):
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 9,076 and 0 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	781	-
Common stock, $0.086 par value; 133,333,333 shares authorized and 974,268 and 730,407 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	83,787	62,815
Additional paid-in capital	35,466,329	27,329,201
Stock subscription receivable	-	(20,000,000)
Accumulated deficit	(13,622,454)	(33,458,145)
Total stockholders’ equity (deficit)	21,928,443	(26,066,129)
Total liabilities and stockholders’ equity (deficit)	$57,297,436	$27,675,563

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Commission income	$4,207,126	$2,190,847	$8,442,907	$4,514,577
Total revenue	4,207,126	2,190,847	8,442,907	4,514,577

Operating expenses
Commission expense	$850,128	$558,271	$1,754,283	$1,087,743
Salaries and wages	2,176,792	1,110,629	4,258,967	2,029,174
General and administrative expenses	1,759,217	1,202,350	4,212,287	2,206,751
Marketing and advertising	609,383	55,021	1,196,405	78,100
Depreciation and amortization	756,403	369,366	1,363,928	702,454
Total operating expenses	6,151,923	3,295,637	12,785,870	6,104,222

Loss from operations	(1,944,797)	(1,104,790)	(4,342,963)	(1,589,645)

Other income (expense)
Other expense, net	(192,763)	(172,096)	(300,560)	(301,167)
Recognition and change in fair value of warrant liabilities	12,633,251	-	24,479,215	-
Total other income (expense)	12,440,488	(172,096)	24,178,655	(301,167)

Net income (loss)	$10,495,691	$(1,276,886)	$19,835,692	$(1,890,812)

Basic earnings (loss) per share	$9.82	$(1.75)	$12.59	$(3.06)
Diluted earnings (loss) per share	$8.61	$(1.75)	$(12.84)	$(3.06)
Weighted average number of shares outstanding - Basic	1,069,157	728,966	1,025,108	617,316
Weighted average number of shares outstanding - Diluted	1,219,224	728,966	1,068,236	617,316

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2021	-	$-	730,407	$62,815	-	$-	$27,329,201	$(20,000,000)	$(33,458,145)	$(26,066,129)

Share based compensation	-	-	-	-	-	-	739,960	-	-	739,960

Shares issued due to private placement	9,076	781	178,059	15,313	-	-	(16,043)	20,000,000	-	20,000,051

Shares issued pursuant to acquisition of Medigap	-	-	40,402	3,475	-	-	4,759,976	-	-	4,763,451

Exercise of Series A warrants	-	-	25,000	2,150	-	-	2,472,850	-	-	2,475,000

Issuance of prefunded Series C Warrants in exchange for common shares	-	-	(218,462)	(18,788)	-	-	18,788	-	-	-

Shares issued for vested stock awards	-	-	400	34	-	-	(34)	-	-	-

Net Income	-	-	-	-	-	-	-	-	9,340,000	9,340,000

Balance, March 31, 2022	9,076	$781	$755,806	$64,999	-	$-	$35,304,698	$-	$(24,118,145)	$11,252,333

Share based compensation	-	-	-	-	-	-	179,083	-	-	179,083

Exercise of Series C warrants into common shares	-	-	218,462	18,788	-	-	(17,452)	-	-	1,336

Net Income	-	-	-	-	-	-	-	-	10,495,691	10,495,691

Balance, June 30, 2022	9,076	$781	974,268	$83,787	-	$-	$35,466,329	$-	$(13,622,454)	$21,928,443

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	395,640	$33,912	282,735	$24,315	1,556	$340,000	$11,898,441	$(12,359,680)	$(63,012)

Share based compensation	-	-	-	-	-	-	246,966	-	246,966

Shares issued for services	-	-	1,000	86	-	-	90,964	-	91,050

Shares issued due to public offering, net of offering costs of $1,672,852	-	-	120,000	10,320	-	-	9,098,828	-	9,109,148

Over-allotment shares from offering, net of offering costs of $250,928	-	-	18,000	1,548	-	-	1,364,825	-	1,366,373

Warrants sold during public offering at quoted price	-	-	-	-	-	-	20,700	-	20,700

Shares issued due to conversion of preferred stock	(394,493)	(33,812)	262,995	22,618	-	-	11,194	-	-

Shares issued due to conversion of debt	-	-	42,222	3,631	-	-	3,796,369	-	3,800,000

Rounding shares related to initial public offering	-	-	126	-	-	-	-	-	-

Shares issued pursuant to software purchase	-	-	1,556	134	(1,556)	(340,000)	339,866	-	-

Net loss	-	-	-	-	-	-	-	(613,926)	(613,926)

Balance, March 31, 2021	1,147	$100	728,634	$62,652	-	$-	$26,868,153	$(12,973,606)	$13,957,299

Share based compensation	-	-	-	-	-	-	183,132	-	183,132

Rounding shares related to initial public offering	20	-	-	-	-	-	-	-	-

Shares issued pursuant to acquisition of Kush	-	-	995	86	-	-	49,915	-	50,000

Net loss	-	-	-	-	-	-	-	(1,276,886)	(1,276,886)

Balance, June 30, 2021	1,167	$100	729,629	$62,738	-	$-	$27,101,199	$(14,250,492)	$12,913,545

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

Restatement of Previously Issued Financial Statements

Subsequent to the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, with the Securities and Exchange Commission on August 15, 2022, the Company performed an evaluation of its accounting in connection with the calculations of its basic Earnings Per Share (“EPS”) and diluted EPS for the three and six month periods ended June 30, 2022, which concluded on May 12, 2023, and identified errors in such calculations. The errors resulted from improper application of sequencing rules, a miscalculation of the numerator used in the determination of diluted EPS, and a miscalculation of the denominator used in the determination of weighted average shares outstanding for both basic EPS and diluted EPS, and the Company determined that the errors required adjustments of the previously issued financial statements for the three and six months ended June 30, 2022. Accordingly, the Company restates its consolidated financial statements for the identified periods in this Form 10-Q/A as outlined further below and in Note 7 Earnings (Loss) Per Share.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of operations for the three months ended June 30, 2022, and includes an increase to basic earnings per share in the amount of $1.42, an increase to diluted earnings per share in the amount of $10.11, a decrease to weighted average number of shares outstanding – basic of 180,062 shares, and a decrease to weighted average number of shares outstanding - diluted of 180,062 shares.

	Three Months Ended June 30, 2022
	As Reported	Adjustment	As Corrected

Basic earnings (loss) per share	8.40	1.42	9.82

Diluted earnings (loss) per share	(1.50)	10.11	8.61

Weighted average number of shares outstanding – Basic	1,249,219	(180,062)	1,069,157

Weighted average number of shares outstanding - Diluted	1,399,286	(180,062)	1,219,224

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of operations for the six months ended June 30, 2022, and includes an increase to basic earnings per share in the amount of $1.34, an increase to diluted loss per share in the amount of $3.99, a decrease to weighted average number of shares outstanding – basic of 124,111 shares, and a decrease to weighted average number of shares outstanding - diluted of 274,080 shares.

	Six Months Ended June 30, 2022
	As Reported	Adjustment	As Corrected

Basic earnings (loss) per share	11.25	1.34	12.59

Diluted earnings (loss) per share	(8.85)	(3.99)	(12.84)

Weighted average number of shares outstanding – Basic	1,149,219	(124,111)	1,025,108

Weighted average number of shares outstanding - Diluted	1,342,315	(274,080)	1,068,236

Additionally, please refer to Note 7. Earnings (Loss) Per Share, where the Company has corrected and replaced that Note in its entirety.

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

Warrant Liabilities: The Company re-measures fair value of its Level 3 warrant liabilities at the balance sheet date, using a binomial option pricing model. The following summarizes the significant unobservable inputs not adjusting for any reverse stock splits:

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

Pro Forma Information

The results of operations of Medigap will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental pro forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the six months ended June 30, 2022 and 2021:

	June 30,	June 30,
	2022	2021
Revenue	$8,809,482	$7,071,329
Net Income (Loss)	$19,849,175	$(1,796,767)
Earnings (Loss) per common share, basic	$11.25	$2.85)
Earnings (Loss) per common share, diluted	$8.85)	$2.85)

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

Pro Forma Information

The results of operations of Barra will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental pro forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the six months ended June 30, 2022 and 2021:

	June 30,	June 30,
	2022	2021
Revenue	$8,990,529	$5,364,335
Net Income (Loss)	$20,070,124	$(1,527,038)
Earnings (Loss) per common share, basic	$11.40	$(2.40)
Earnings (Loss) per common share, diluted	$(8.70)	$(2.40)

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

NOTE 5. WARRANT LIABILITIES

Series B Warrants

On December 22, 2021, the Company entered into a securities purchase agreement with several institutional buyers for the purchase and sale of (i) warrants to purchase an aggregate of up to 651,997 shares of the Company’s common stock, par value $0.086 per share at an exercise price of $61.35 per share, (ii) an aggregate of 178,059 shares of Common Stock, and (iii) 9,076 shares of the Company’s newly-designated Series B convertible preferred stock, par value $0.086 per share, with a stated value of $1,000 per share, initially convertible into an aggregate of 147,939 shares of Common Stock at a conversion price of $61.35 per share, each a freestanding financial instrument, (the “Private Placement”). The aggregate purchase price for the Common Shares, the Preferred Shares and the Warrants was approximately $20,000,000.

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

The Series B convertible preferred stock has no voting rights and initially each share of Series B convertible preferred stock may be converted into 16 shares of the Company’s common stock. The holders of the Series B convertible preferred stock are not entitled to receive any dividends other than any dividends paid on account of the common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Preferred Stock were fully converted (disregarding for such purposes any conversion limitations hereunder) to common stock which amounts shall be paid pari passu with all holders of common stock.

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

As of June 30, 2022 and December 31, 2021, there were 974,268 and 730,407 shares of Common Stock outstanding, respectively.

Warrants

Series A warrant holders exercised 25,000 Series A warrants in January 2022, resulting in 113,000 of Series A warrants remaining issued and outstanding as of June 30, 2022.

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

In May and June 2022, the 218,462 Series C prepaid warrants were converted for 218,462 shares of the Company’s common stock for an exercise price of $0.001.   Through June 30, 2022, the Company has received payments of $1,336 from one investor for these issuances.

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

In April 2022 , pursuant to an agreement between the Company and an Executive, the Executive will be compensated with 4,000 shares of the Company’s Common stock. These shares vest quarterly over a three-year period. The shares granted were valued at $178,200 at the date of the grant. For the three and six months ended June 30, 2022, compensation expense on this grant was $70,721. As of June 30, 2022, no shares were issued under this contract.

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

The following calculates basic and diluted EPS:

	Three Months	Three Months
	Ended	Ended
	June 30, 2022	June 30, 2021
Net income (loss), numerator, basic and diluted computation	$10,495,691	$(1,276,886)

Weighted average shares - denominator basic computation	1,069,157	728,966
Effect of stock awards	2,128	-
Effect of preferred stock	147,939	-
Weighted average shares, as adjusted - denominator diluted computation	1,219,224	728,966
Earnings (loss) per common share – basic	$9.82	$(1.75)
Earnings (loss) per common share – diluted	8.61	(1.75)

	Six Months	Six Months
	Ended	Ended
	June 30, 2022	June 30, 2021
Net income (loss)	$19,835,692	$(1,890,812)
Deemed dividend	(6,930,335)	-
Net income (loss), numerator, basic computation	12,905,357	(1,890,812)
Recognition and change in fair value of warrant liability	(26,625,915)	-
Net income (loss), numerator, diluted computation	$(13,720,558)	$(1,890,812)

Weighted average shares - denominator basic computation	1,025,108	617,316
Effect of Series B warrant liability	43,128	-
Weighted average shares, as adjusted - denominator diluted computation	1,068,236	617,316
Earnings (loss) per common share - basic	$12.59	$(3.06)
Earnings (loss) per common share - diluted	$(12.84)	$(3.06)

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Shares subject to outstanding common stock options	10,928	10,928
Shares subject to outstanding Series A warrants	113,000	138,000
Shares subject to unvested stock awards	-	3,072
Shares subject to warrant liability	668,299	-

	For the six months ended
	June 30, 2022	June 30, 2021
Shares subject to outstanding common stock options	10,928	10,928
Shares subject to outstanding Series A warrants	113,000	138,000
Shares subject to conversion of Series B preferred stock	147,939	-
Shares subject to unvested stock awards	4,621	3,072

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

The Company determined it had a material weakness in its disclosure controls and procedures as it pertains to earnings per share (EPS) for the three and six months ended June 30, 2022. During the quarter ended March 31, 2023, the Company mitigated this deficiency by consulting with qualified advisors that have in-depth EPS expertise. These advisors will assist the Company in the calculations and disclosures of EPS for future reporting periods. Pursuant to the above, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, concluding them to be ineffective as of such date.

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

Item 6. Exhibits

The following exhibits are filed with this Form 10-K.

Exhibit No.	Description

10.1	Asset Purchase Agreement with Barra and Associates (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2022

10.2	Loan Agreement with Oak Street Lending (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2022

10.3	Employment Agreement with Grant Barra (Incorporated by reference to the Registrant’s Current Report on Form 8-K, File No. 001-40020, filed with the Securities and Exchange Commission on May 2, 2022(File Number 001-40020))
31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

* Filed herewith.

** Furnished herewith.

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

