Form 10-Q/A
period 2022-09-30
Reliance Global Group, Inc.
filed 2023-05-18
CIK 1812727

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
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

Yes ☐ No ☒

At November 14, 2022 the registrant had 1,203,631 shares of common stock, par value $0.086 per share, outstanding (after giving effect to the 1-for-15 reverse stock split that became effective on February 23, 2023).

EXPLANATORY NOTE

Reliance Global Group, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, with the Securities and Exchange Commission (“SEC”) on November 14, 2022 (the “Original Form 10-Q”). This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1” or “Form 10-Q/A”) This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1” or “Form 10-Q/A”) is being filed to:

(i)	reflect the restatement of earnings per share (“EPS”) information (the “Restatement”) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022;
(ii)	insert additional disclosure relating to the Restatement to Note 1;
(iii)	replace Note 7 from the Original Form 10-Q in its entirety as a result of the Restatement;
(iv)	revise share and per share information throughout the Form 10-Q/A to give effect to the 1-for-15 reverse stock split that became effective on February 23, 2023 (the “Reverse Split”);
(v)	revise Part I, Item 4 to indicate that the Company’s disclosure controls and procedures were not effective as of September 30, 2022;
(vi)	replace the exhibit index contained in Item 6 in its entirety;
(vii)	provide current dated certifications;
(viii)	correct certain immaterial errors on the cover sheet to the Form 10-Q/A.

The Restatement is due to the Company performing an evaluation of its accounting in connection with the calculation of its basic and diluted EPS for the three and nine months ended September 30, 2022, and identification of errors in such calculations. On May 12, 2023, management concluded its evaluation and determined that the identified errors require the filing of Amendment No. 1, as further discussed in Notes 1 and 7 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

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

PART I

Item 1. Financial Statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$1,615,054	$4,136,180
Restricted cash	1,409,562	484,542
Accounts receivable	1,025,120	1,024,831
Accounts receivable, related parties	1,159	7,131
Note receivables	-	-
Other receivables	37,674	-
Prepaid expense and other current assets	399,506	2,328,817
Total current assets	4,488,075	7,981,501

Property and equipment, net	199,030	130,359
Right-of-use assets	1,327,361	1,067,734
Investment in NSURE, Inc.	1,350,000	1,350,000
Intangibles, net	14,359,973	7,078,900
Goodwill	33,486,107	10,050,277
Other non-current assets	23,284	16,792
Total assets	$55,233,830	$27,675,563

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and other accrued liabilities	$1,221,583	$2,759,160
Other payables	1,241,341	81,500
Chargeback reserve	1,350,533	-
Short term Financing Agreements	309,993	-
Current portion of long-term debt	1,026,541	913,920
Current portion of leases payable	538,018	276,009
Earn-out liability, current portion	2,283,380	3,297,855
Warrant commitment	-	37,652,808
Total current liabilities	7,971,389	44,981,252

Loans payable, related parties, less current portion	1,679,560	353,766
Long term debt, less current portion	12,640,673	7,085,325
Leases payable, less current portion	833,395	805,326
Earn-out liability, less current portion	635,647	516,023
Warrant liabilities	3,107,578	-
Total liabilities	26,868,242	53,741,692
Stockholders’ equity (deficit):
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.086 par value; 133,333,333 shares authorized and 1,203,630 and 730,407 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	103,512	62,815
Additional paid-in capital	35,762,437	27,329,201
Stock subscription receivable	-	(20,000,000)
Accumulated deficit	(7,500,361)	(33,458,145)
Total stockholders’ equity (deficit)	28,365,588	(26,066,129)
Total liabilities and stockholders’ equity (deficit)	$55,233,830	$27,675,563

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Commission income	$4,153,361	$2,581,636	$12,596,268	$7,096,213
Total revenue	4,153,361	2,581,636	12,596,268	7,096,213

Operating expenses
Commission expense	862,857	660,708	2,617,140	1,748,451
Salaries and wages	2,114,730	1,188,267	6,373,697	3,217,441
General and administrative expenses	1,253,097	755,130	5,465,384	2,961,881
Marketing and advertising	726,115	65,010	1,922,520	143,110
Depreciation and amortization	713,444	387,729	2,077,372	1,090,183
Total operating expenses	5,670,243	3,056,844	18,456,113	9,161,066

Loss from operations	(1,516,882)	(475,208)	(5,859,845)	(2,064,853)

Other income (expense)
Other expense, net	(280,340)	(120,025)	(580,900)	(421,192)
Recognition and change in fair value of warrant liabilities	7,919,315	-	32,398,530	-
Total other income (expense)	7,638,975	(120,025)	31,817,630	(421,192)

Net income (loss)	$6,122,093	$(595,233)	$25,957,785	$(2,486,045)

Basic earnings (loss) per share	$5.29	$(0.82)	$17.79	$(3.80)
Diluted earnings (loss) per share	$4.65	$(0.82)	$15.60	$(3.80)
Weighted average number of shares outstanding - Basic	1,156,939	729,629	1,069,534	653,939
Weighted average number of shares outstanding - Diluted	1,304,878	729,629	1,219,822	653,939

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2021	-	$-	730,407	$62,815	-	$-	$27,329,201	$(20,000,000)	$(33,458,145)	$(26,066,129)

Share based compensation	-	-	-	-	-	-	739,960	-	-	739,960

Shares issued due to private placement	9,076	781	178,059	15,313	-	-	(16,043)	20,000,000	-	20,000,051

Shares issued pursuant to acquisition of Medigap	-	-	40,402	3,475	-	-	4,759,976	-	-	4,763,451

Exercise of Series A warrants	-	-	25,000	2,150	-	-	2,472,850	-	-	2,475,000

Issuance of prefunded Series C Warrants in exchange for common shares	-	-	(218,462)	(18,788)	-	-	18,788	-	-	-

Shares issued for vested stock awards	-	-	400	34	-	-	(34)	-	-	-

Net Income	-	-	-	-	-	-	-	-	9,340,000	9,340,000

Balance, March 31, 2022	9,076	$781	755,806	$64,999	-	$-	$35,304,698	$-	$(24,118,145)	$11,252,333

Share based compensation	-	-	-	-	-	-	179,083	-	-	179,083

Issuance of common stock for conversion of Series C warrants	-	-	218,462	18,788	-	-	(17,452)	-	-	1,336

Net Income	-	-	-	-	-	-	-	-	10,495,691	10,495,691

Balance, June 30, 2022	9,076	$781	974,268	$83,787	-	$-	$35,466,329	$-	$(13,622,454)	$21,928,443

Share based compensation	-	-	-	-	-	-	314,257	-	-	314,257

Issuance of common stock for conversion of Series D warrants	-	-	81,423	7,002	-	-	(6,207)	-	-	795

Shares issued due to conversion of preferred stock	(9,076)	(781)	147,939	12,723	-	-	(11,942)	-	-	-

Net Income	-	-	-	-	-	-	-	-	6,122,093	6,122,093

Balance, September 30, 2022	-	$-	1,203,630	$103,512	-	$-	$35,762,437	$-	$(7,500,361)	$28,365,588

The accompanying notes are an integral part of these condensed consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital		Deficit	Total
Balance, December 31, 2020	395,640	$33,912	282,735	$24,315	23,341	$340,000	$11,898,441	-	$(12,359,680)	$(63,012)

Share based compensation	-	-	-	-	-	-	246,966		-	246,966

Shares issued for services	-	-	1,000	86	-	-	90,964		-	91,050

Shares issued due to public offering, net of offering costs of $1,672,852	-	-	120,000	10,320	-	-	9,098,828		-	9,109,148

Over-allotment shares from offering, net of offering costs of $250,928	-	-	18,000	1,548	-	-	1,364,825		-	1,366,373

Warrants sold during public offering at quoted price	-	-	-		-	-	20,700		-	20,700

Shares issued due to conversion of preferred stock	(394,493)	(33,812)	262,995	22,618	-	-	11,194		-	-

Shares issued due to conversion of debt	-	-	42,222	3,631	-	-	3,796,369		-	3,800,000

Rounding shares related to initial public offering	-	-	126	-	(3)	-	-		-	-

Shares issued pursuant to software purchase	-	-	1,556	134	(1,556)	(340,000)	339,866		-	-

Net loss	-	-	-	-	-	-	-		(613,926)	(613,926)

Balance, March 31, 2021	1,147	$100	728,634	$62,652	-	$-	$26,868,153	-	$(12,973,606)	$13,957,299

Share based compensation	-	-	-	-	-	-	183,132		-	183,132

Rounding shares related to initial public offering	20	-	-	-	-	-	-		-	-

Shares issued pursuant to acquisition of Kush	-	-	995	86	-	-	49,914		-	50,000

Net loss	-	-	-	-	-	-	-		(1,276,886)	(1,276,886)

Balance, June 30, 2021	1,167	$100	729,629	$62,738	-	$-	$27,101,199	-	$(14,250,492)	$12,913,545

Share based compensation	-	-	-	-	-	-	146,225		-	146,225

Rounding shares related to initial public offering	-	-	-	-	-	-	-		-	-

Shares issued pursuant to acquisition of Kush	-	-	-	-	-	-	-		-	-

Net loss	-	-	-	-	-	-	-		(595,233)	(595,233)

Balance, September 30, 2021	1,167	$100	729,629	$62,738	-	$-	$27,247,424		$(14,845,725)	$12,464,537

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

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restatement of Previously Issued Financial Statements

Subsequent to the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, with the Securities and Exchange Commission on November 14, 2022, the Company performed an evaluation of its accounting in connection with the calculation of its basic Earnings Per Share (“EPS”) and diluted EPS for the three and nine months ended September 30, 2022, which concluded on May 12, 2023, and identified errors in such calculations. The errors resulted from improper application of sequencing rules, a miscalculation of the numerator used in the determination of diluted EPS, and a miscalculation of the denominator used in the determination of weighted average shares outstanding for both basic EPS and diluted EPS, and the Company determined that the errors required adjustments of the previously issued financial statements for the three and nine months ended September 30, 2022. Accordingly, the Company restates its consolidated financial statements for the identified periods in this Form 10-Q/A as outlined further below and in Note 7 Earnings (Loss) Per Share.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of operations for the three months ended September 30, 2022, and includes an increase to basic earnings per share in the amount of $0.04 includes an increase to diluted earnings (loss) per share in the amount of $6.19, a decrease to weighted average number of shares outstanding – basic of 4,679 shares, and an increase to weighted average number of shares outstanding - diluted of 143,260 shares.

	Three Months Ended September 30, 2022
	As Reported	Adjustment	As Corrected

Basic earnings (loss) per share	5.25	(0.04)	5.29

Diluted earnings (loss) per share	(1.50)	6.19	4.65

Weighted average number of shares outstanding – Basic	1,161,618	(4,679)	1,156,939

Weighted average number of shares outstanding - Diluted	1,161,618	143,260	1,304,878

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of operations for the nine months ended September 30, 2022, and includes an increase to basic earnings per share in the amount of $1.29, an increase to diluted earnings (loss) per share in the amount of $27.30, a decrease to weighted average number of shares outstanding – basic of 85,142 shares, and an increase to weighted average number of shares outstanding - diluted of 64,146 shares.

	Nine Months Ended September 30, 2022
	As Reported	Adjustment	As Corrected

Basic earnings (loss) per share	16.50	1.29	17.79

Diluted earnings (loss) per share	(11.70)	27.30	15.60
Weighted average number of shares outstanding – Basic	1,154,676	(85,142)	1,069,534

Weighted average number of shares outstanding - Diluted	1,154,676	64,146	1,219,822

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

Pro Forma Information

The results of operations of Medigap will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental pro-forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the nine months ended September 30, 2022 and 2021:

	September 30,	September 30,
	2022	2021
Revenue	$12,962,843	$10,931,340
Net Income (Loss)	$25,971,268	$(2,344,977)
Earnings (Loss) per common share, basic	$16.50	$(3.60)
Earnings (Loss) per common share, diluted	$(11.70)	$(3.60)

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

Pro Forma Information

The results of operations of Barra will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental pro forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the nine months ended September 30, 2022 and 2021:

	September 30,	September 30,
	2022	2021
Revenue	$13,143,889	$8,370,850
Net Income (Loss)	$26,192,218	$(1,940,384)
Earnings (Loss) per common share, basic	$16.65	$(3.00)
Earnings (Loss) per common share, diluted	$(11.40)	$(3.00)

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

As of September 30, 2022 and December 31, 2021, there were 1,203,630 and 730,407 shares of Common Stock outstanding, respectively.

Warrants

Series A Warrants

In conjunction with the Company’s initial public offering, the Company issued 138,000 Series A Warrants which were classified as equity warrants because of provisions, pursuant to the warrant agreement, that permit the holder obtain a fixed number of shares for a fixed monetary amount. The warrants are standalone equity securities that are transferable without the Company’s consent or knowledge. The warrants were recorded at a value per the offering of $0.01. The warrants may be exercised at any point from the effective date until the 5-year anniversary of issuance and are not subject to standard antidilution provisions. The Series A Warrants are exercisable at a per share exercise price equal to 110% of the public offering price of one share of common stock and accompanying Series A Warrant, $99.00. Series A warrant holders exercised 25,000 Series A warrants in January 2022, resulting in 113,000 of Series A warrants remaining issued and outstanding as of September 30, 2022.

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

In May and June 2022, the 218,462 Series C prepaid warrants were converted for 218,462 shares of the Company’s common stock for a conversion price of $0.001. Through September 30, 2022, the Company has received payments of $1,336 for these issuances.

In July 2022, the 81,500 Series D prepaid warrants were converted into 81,472 shares of the Company’s common stock for a conversion price of $0.001 through both cash and cashless exercises. Proceeds of $795 were received in conjunction with the cash exercise.

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

Pursuant to an equity-based compensation program at one of the Company’s subsidiaries which provides agents the ability to earn and receive restricted stock awards upon completion of agreed upon service requirements, the Company granted 20,210 restricted stock awards which were immediately vested. Stocks earned are restricted for twelve months. The stocks were valued at $249,650 and recognized as stock-based compensation for the three and nine months ended September 30, 2022.

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

The following calculates basic and diluted EPS:

	Three Months	Three Months
	Ended	Ended
	September 30, 2022	September 30, 2021
Net income (loss), numerators, basic and diluted computation	$6,122,093	$(595,233)

Weighted average shares - denominator basic computation	1,156,939	729,629
Effect of series B convertible preferred shares	147,939	-
Weighted average shares, as adjusted - denominator diluted computation	1,304,878	729,629
Earnings (loss) per common share – basic	$5.29	$(0.82)
Earnings (loss) per common share – diluted	4.69	(0.82)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2021
Net income (loss)	$25,957,785	$(2,486,045)
Deemed dividend	(6,930,335)	-
Net income (loss), numerator, basic and diluted computation	$19,027,450	$(2,486,045)

Weighted average shares - denominator basic computation	1,069,534	653,939
Effect of series B convertible preferred stock	147,939	-
Non-vested stock awards	2,349	-
Weighted average shares - denominator diluted computation	1,219,822	653,939
Earnings (loss) per common share - basic	$17.79	$(3.80)
Earnings (loss) per common share - diluted	$15.60	$(3.80)

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	For the Three and Nine Months Ended
	September 30, 2022	September 30, 2021
Shares subject to outstanding common stock options	10,928	10,928
Shares subject to outstanding Series A warrants	113,000	138,000
Shares subject to unvested stock awards	4,085	1,044

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

The Company determined it had a material weakness in its disclosure controls and procedures as it pertains to earnings per share (EPS) for the three and nine months ended September 30, 2022. During the quarter ended March 31, 2023, the Company mitigated this deficiency by consulting with qualified advisors that have in-depth EPS expertise. These advisors will assist the Company in the calculations and disclosures of EPS for future reporting periods. Pursuant to the above, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, concluding them to be ineffective as of such date.

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

Item 6. Exhibits

The following exhibits are filed with this Form 10-K.

Exhibit No.	Description

4.1	YES Americana LLC Promissory Note (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed herewith

**Furnished herewith

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

