Form 10-Q
period 2023-03-31
Reliance Global Group, Inc.
filed 2023-05-18
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	RELI	The Nasdaq Capital Market
Series A Warrants	RELIW	The Nasdaq Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

At May 18, 2023, the registrant had 1,631,048 shares of common stock, par value $0.086 per share, outstanding.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$2,116,333	$505,410
Restricted cash	1,437,961	1,404,359
Accounts receivable	970,345	994,321
Accounts receivable, related parties	11,616	18,292
Other receivables	-	11,464
Prepaid expense and other current assets	164,154	245,535
Current assets - discontinued operations	7,354	85,998
Total current assets	4,707,763	3,265,379
Property and equipment, net	155,511	162,767
Right-of-use assets	921,531	1,018,952
Investment in NSURE, Inc.	900,000	900,000
Intangibles, net	12,889,277	9,085,092
Goodwill	14,287,099	14,287,099
Other non-current assets	23,285	23,284
Other assets - discontinued operations	-	9,685,156
Total assets	$33,884,466	$38,427,729

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities	$1,076,612	$951,382
Short term financing agreements	38,312	106,817
Other payables	1,182,055	1,476,113
Current portion of long-term debt	1,235,052	1,118,721
Current portion of leases payable	312,549	339,937
Earn-out liability, current portion	1,555,692	2,153,478
Current liabilities - discontinued operations	50,228	1,647,836
Total current liabilities	5,450,500	7,794,284

Loans payable, related parties, less current portion	958,743	1,669,515
Long term debt, less current portion	12,035,753	12,349,673
Leases payable, less current portion	638,937	714,068
Earn-out liability, less current portion	398,000	556,000
Warrant liabilities	2,166,919	6,433,150
Non-current liabilities - discontinued operations	-	-
Total liabilities	21,648,852	29,516,690
Stockholders’ equity:
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, $0.086 par value; 133,333,333 shares authorized and 1,566,048 and 1,219,573 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	134,660	104,883
Additional paid-in capital	40,881,475	35,798,139
Stock subscription receivable	-	-
Accumulated deficit	(28,780,521)	(26,991,983)
Total stockholders’ equity	12,235,614	8,911,039
Total liabilities and stockholders’ equity	$33,884,466	$38,427,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Commission income	$3,939,103	$3,058,697
Total revenue	3,939,103	3,058,697

Operating expenses
Commission expense	1,083,326	785,611
Salaries and wages	1,712,097	1,631,813
General and administrative expenses	1,358,254	2,333,795
Marketing and advertising	136,572	89,529
Depreciation and amortization	541,873	468,278
Total operating expenses	4,832,122	5,309,026

Loss from operations	(893,019)	(2,250,329)

Other income
Other expense, net	(389,351)	(107,751)
Recognition and change in fair value of warrant liabilities	4,266,231	11,845,964
Total other income	3,876,880	11,738,213

Income from continuing operations	$2,983,861	9,487,884
Loss from discontinued operations	(4,772,399)	(147,884)
Net (loss) income	(1,788,538)	9,340,000

Basic (loss) earnings per share
Continuing operations	$1.92	$2.61
Discontinued operations	$(3.07)	$(0.15)
Basic (loss) earnings per share	$(1.15)	$2.46

Diluted loss per share
Continuing operations	$(0.59)	$(9.57)
Discontinued operations	$(2.18)	$(0.12)
Diluted loss per share	$(2.77)	$(9.69)

Weighted average number of shares outstanding - basic	1,553,953	980,569
Weighted average number of shares outstanding - diluted	2,185,847	1,195,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2022	-	$-	1,219,573	$104,883	-	$-	$35,798,139	$-	$(26,991,983)	$8,911,039

Share-based compensation	-	-			-	-	43,797	-	-	43,797

Common shares issued for earnout liability	-	-	109,358	9,404			973,074	-	-	982,478

Common shares issued for Yes Americana loan	-	-	66,743	5,740	-	-	639,260	-	-	645,000

Share round up due to reverse split	-	-	15,336	1,300	-	-	(5,946)	-	-	(4,646)

Shares issued for private placement	-	-	155,038	13,333	-	-	3,433,151	-	-	3,446,484

Net loss	-	-	-	-	-	-	-	-	(1,788,538)	(1,788,538)

Balance, March 31, 2023	-	-	1,566,048	134,660	-	--	40,881,475	-	(28,780,521)	12,235,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2021	-	$-	730,407	$62,815	0	$-	$27,329,201	$(20,000,000)	$(33,458,145)	$(26,066,129)

Share-based compensation	-	-	-	-	-	-	739,960	-	-	739,960

Shares issued due to private placement	9,076	781	178,059	15,313	-	-	(16,043)	20,000,000	-	20,000,051

Shares issued pursuant to acquisition of Medigap	-	-	40,402	3,475	-	-	4,759,976	-	-	4,763,451

Exercise of Series A warrants	-	-	25,000	2,150	-	-	2,472,850	-	-	2,475,000

Issuance of prefunded Series C warrants in exchange for common shares	-	-	(218,462)	(18,788)	-	-	18,788	-	-	-

Shares issued for vested stock awards	-	-	400	34	-	-	(34)	-	-	-

Net income	-	-	-	-	-	-	-	-	9,340,000	9,340,000

Balance, March 31, 2022	9,076	$781	755,807	$64,999	0	$-	$35,304,698	$-	$(24,118,145)	$11,252,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,788,538)	$9,340,000
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	541,873	468,279
Amortization of debt issuance costs and accretion of debt discount	11,721	6,467
Non-cash lease expense	(5,098)	2,597
Stock compensation expense	43,797	739,960
Recognition and change in fair value of warrant liability	(4,266,231)	(11,845,964)
Earn-out fair value and write-off adjustments	476,692	407,071
Change in fair value of warrant liability	-
Change in operating assets and liabilities:
Accounts payables and other accrued liabilities	125,229	(1,875,191)
Accounts receivable	23,976	(48,228)
Accounts receivable, related parties	6,676	5,489
Other receivables	11,464	(4,361)
Other payables	(294,058)	(1,998)
Other non-current assets	-	(52,992)
Prepaid expense and other current assets	81,381	2,220,963
Net cash used in continuing operating activities	(5,031,116)	(637,908)

Net cash adjustments for discontinued operating activities	3,966,238	294,628

Total net cash used in continuing and discontinued operating activities	(1,064,878)	(343,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,695)	-
Purchase of intangibles	(73,894)	(249,235)
Net cash used in investing activities	(80,589)	(249,235)

Net cash used in discontinued investing activities	(15,708)	(18,142,858)

Total net cash used in continuing and discontinued investing activities	(96,297)	(18,392,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(207,580)	(227,172)
Repayments on short term financing	(98,004)	-
Proceeds from loans payable, related parties	345,000	-
Payments on loans payable, related parties	(412,500)	(10,770)
Payments of earn-out liabilities	(250,000)	-
Proceeds from exercise of warrants into common stock		2,475,000
Proceeds from private placement of shares and warrants	3,446,484	17,853,351
Net cash provided by continuing financing activities	2,823,400	20,090,409

Net cash used in discontinued financing activities	(17,700)	-

Total net cash provided by continuing and discontinued financing activities	2,805,700	20,090,409

Net increase in cash and restricted cash	1,644,525	1,355,036
Cash and restricted cash at beginning of year	1,909,769	4,620,722
Cash and restricted cash at end of year	3,554,294	5,975,758

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH TRANSACTIONS:
Cash paid for interest	382,410	105,447
Common stock issuance to repay related party liability	645,000	-
Common stock issuance to settle earn-out liabilities	982,478	-
Private placement equity financing costs	552,618	-
Issuance of Series D Warrants	-	6,930,335
Issuance of placement agent warrants	-	1,525,923
Conversion of common stock into Series C Warrants	-	281,815
Common stock issued pursuant to acquisition	-	4,763,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Reliance Global Group, Inc., formerly known as Ethos Media Network, Inc. (“RELI”, “Reliance”, or the “Company”), was incorporated in Florida on August 2, 2013.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The accompanying unaudited condensed consolidated financial statements include the accounts of Reliance Global Group, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

As of March 31, 2023, the Company’s reported cash and restricted cash aggregated balance was approximately $3,554,000, current assets were approximately $4,708,000, while current liabilities were approximately $5,451,000. As of March 31, 2023, the Company had a working capital deficit of approximately $742,000 and stockholders’ equity of approximately $12,236,000. For the three months ended March 31, 2023, the Company reported loss from operations of approximately $893,000, a non-cash, non-operating gain on the recognition and change in fair value of warrant liabilities of approximately $4,266,000, resulting in net income from continuing operations of approximately $2,984,000, a loss from discontinued operations of approximately $4,772,000, resulting in an overall net loss of approximately $1,789,000. For the three months ended March 31, 2023, the Company reported negative cash flows from continuing and discontinued operations of approximately $1,065,000. The Company completed a capital offering in March 2023, raising net proceeds of approximately $3,446,000.

Although there can be no assurance that debt or equity financing will be available on acceptable terms, the Company believes its financial position and its ability to raise capital to be reasonable and sufficient. Based on our assessment, we do not believe there are conditions or events that, in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year of filing these financial statements with the Securities and Exchange Commission (“SEC”).

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

Cash and Restricted Cash

Cash and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows:

	March 31, 2023	March 31, 2022
Cash	$2,116,333	$5,491,407
Restricted cash	1,437,961	484,351
Total cash and restricted cash	$3,554,294	$5,975,758

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

Warrant Liabilities: The Company re-measures fair value of its Level 3 warrant liabilities at the balance sheet date, using a binomial option pricing model. The following summarizes the significant unobservable inputs:

	March 31, 2023	December 31, 2022
Stock price	$3.01	$8.55
Volatility	105.0%	105.0%
Time to expiry	3.76	4.01
Dividend yield	0%	0%
Risk free rate	3.7%	4.1%

The following reconciles fair value of the liability classified warrants:

	Series B Warrant Commitment	Series B Warrant Liabilities	Placement Agent Warrants	Total
Beginning balance, December 31, 2021	$37,652,808	$-	$-	$37,652,808
Initial recognition	-	55,061,119	1,525,924	56,587,043
Unrealized loss (gain)	17,408,311	(48,668,869)	(1,477,024)	(32,737,582)
Warrants exercised or transferred	(55,061,119)	(8,000)	-	(55,069,119)
Ending balance, December 31, 2022	$-	$6,384,250	$48,900	$6,433,150
Unrealized (gain) loss	-	$(4,226,950)	$(39,281)	$(4,266,231)
Ending balance, March 31, 2023	$-	$2,157,300	$9,619	$2,166,919

Earn-out liabilities: The Company generally values its Level 3 earn-out liabilities using the income valuation approach. Key valuation inputs include contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. The following table summarizes the significant unobservable inputs used in the fair value measurements:

	March 31, 2023	December 31, 2022
Valuation technique	Discounted cash flow	Discounted cash flow
Significant unobservable input	Projected revenue and probability of achievement	Projected revenue and probability of achievement

The Company values its Level 3 earn-out liability related to the Barra Acquisition using a Monte Carlo simulation in a risk-neutral framework (a special case of the Income Approach). The following summarizes the significant unobservable inputs:

March 31, 2023
WACC Risk Premium:	13.5%
Volatility	50%
Credit Spread:	13%
Payment Delay (days)	90
Risk free rate	USD Yield Curve
Discounting Convention:	Mid-period
Number of Iterations	100,000

Undiscounted remaining earn out payments were approximately $2,123,442 as of March 31, 2023. The following table reconciles fair value of earn-out liabilities for the periods ended March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Beginning balance – January 1	$2,709,478	$3,813,878

Acquisitions and settlements	(1,232,478)	(1,104,925)

Period adjustments:
Fair value changes included in earnings*	476,692	525

Ending balance	$1,953,692	$2,709,478
Less: Current portion	(1,555,692)	(2,153,478)
Ending balance, less current portion	398,000	556,000

*	Recorded as a reduction to general and administrative expenses

Revenue Recognition

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Three Months ended March 31, 2023	Medical/Life	Property and Casualty	Total
Regular
EBS	$237,380	$-	$237,380
USBA	12,029	-	12,029
CCS/UIS	-	46,770	46,770
Montana	490,994	-	490,994
Fortman	306,270	208,145	514,415
Altruis	1,868,136	-	1,868,136
Kush	320,291	-	320,291
Barra	94,707	354,381	449,088
Total	$3,329,807	$609,296	$3,939,103

Three Months ended March 31, 2022	Medical/Life	Property and Casualty	Total
Regular
EBS	$221,184	$-	$221,184
USBA	13,587	-	13,587
CCS/UIS	-	43,881	43,881
Montana	506,721	-	506,721
Fortman	332,600	197,260	529,860
Altruis	1,304,872	-	1,304,872
Kush	438,592	-	438,592
	$2,817,556	$241,141	$3,058,697

The following are customers representing 10% or more of total revenue:

	Three Months ended March 31,
Insurance Carrier	2023	2022

Priority Health	43%	32%
BlueCross BlueShield	13%	13%

No other single customer accounted for more than 10% of the Company’s commission revenues. The loss of any significant customer could have a material adverse effect on the Company.

Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2023 and 2022 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2023 and December 31, 2022, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Discontinued Operations

The Company’s board of directors approved the discontinuation of Medigap Healthcare Insurance Company, LLC (“Medigap”), a subsidiary of the Company, effective April 17, 2023, due to Medigap’s sustained recurring losses stemming from amongst other factors, greater than anticipated revenue chargebacks. Aside for retaining certain assets of Medigap that have continued use to the Company, Medigap’s assets were considered impaired and the Company recognized a net of estimated liability adjustments loss of $4.4 million, presented in discontinued operations in the consolidated statement of operations for the period ended March 31, 2023. The Company does not expect further continuing involvement with Medigap, and in accordance with ASC 205-20-45-9, no corporate overhead has been allocated to discontinued operations.

Recently Issued Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table rolls forward the Company’s goodwill balance for the periods ending March 31, 2023 and December 31, 2022.

Goodwill
December 31, 2021	$10,050,277
Goodwill recognized in connection with Barra acquisition on April 26, 2022	4,236,822
December 31, 2022	14,287,099
March 31, 2023	$14,287,099

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of March 31, 2023:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	2.3	$1,807,188	$(1,056,995)	$750,193
Internally developed software	3.9	1,723,780	(373,580)	1,350,200
Customer relationships	7.5	11,922,290	(2,355,705)	9,566,585
Purchased software	3.7	665,136	(592,312)	72,824
Video Production Assets	0	50,000	(50,000)	-
Non-competition agreements	1.6	3,504,810	(2,355,335)	1,149,475
		$19,673,204	$(6,783,927)	$12,889,277

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2022:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	2.5	$1,806,188	$(969,241)	$836,947
Internally developed software	4.2	1,529,018	(269,786)	1,259,232
Customer relationships	7.8	7,372,290	(1,708,767)	5,663,523
Purchased software	0	562,327	(562,327)	-
Video Production Assets	0	50,000	(50,000)	-
Non-competition agreements	1.9	3,504,810	(2,179,420)	1,325,390
		$14,824,633	$(5,739,541)	$9,085,092

The following table reflects expected amortization expense as of March 31, 2023, for each of the following five years and thereafter:

Years ending December 31,	Amortization Expense
2023 (remainder of year)	$1,914,714
2024	2,177,765
2025	1,783,809
2026	1,515,517
2027	1,182,581
Thereafter	4,314,891
Total	$12,889,277

NOTE 3. LONG-TERM DEBT AND SHORT-TERM FINANCINGS

Long-Term Debt

The composition of the long-term debt follows:

	March 31, 2023	December 31, 2022

Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, variable interest of Prime Rate plus 2.5%, maturing August 2028, net of deferred financing costs of $11,833 and $12,388 as of March 31, 2023 and December 31, 2022, respectively	$412,763	$426,883
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, variable interest of Prime Rate plus 1.5%, maturing December 2028, net of deferred financing costs of $14,438 and $15,076 as of March 31, 2023 and December 31, 2022, respectively	671,685	693,682
Oak Street Funding LLC Term Loan for the acquisition of SWMT, variable interest of Prime Rate plus 2.0%, maturing April 2029, net of deferred financing costs of $8,837 and $9,206 as of March 31, 2023 and December 31, 2022, respectively	765,592	788,596
Oak Street Funding LLC Term Loan for the acquisition of FIS, variable interest of Prime Rate plus 2.0%, maturing May 2029, net of deferred financing costs of $35,389 and $36,843 as of March 31, 2023 and December 31, 2022, respectively	1,931,005	1,987,846
Oak Street Funding LLC Term Loan for the acquisition of ABC, variable interest of Prime Rate plus 2.0%, maturing September 2029, net of deferred financing costs of $40,509 and $42,129 as of March 31, 2023 and December 31, 2022, respectively	3,162,591	3,249,575
Oak Street Funding LLC Term Loan for the acquisition of Barra, variable interest of Prime Rate plus 2.5%, maturing May 2032, net of deferred financing costs of $192,831 and $198,188 as of March 31, 2023 and December 31, 2022, respectively	6,327,169	6,321,812
	13,270,805	13,468,394
Less: current portion	(1,235,052)	(1,118,721)
Long-term debt	$12,035,753	$12,349,673

Oak Street Funding LLC – Term Loans and Credit Facilities

Fiscal year ending December 31,	Maturities of Long-Term Debt
2023 (remainder of year)	$893,877
2024	1,411,275
2025	1,567,542
2026	1,736,878
2027	1,924,523
Thereafter	6,040,548
Total	13,574,643
Less: debt issuance costs	(303,838)
Total	$13,270,805

Short-Term Financings

The Company has various short-term notes payable for financed items such as insurance premiums and CRM software purchases. Total financed for the quarters ended March 31, 2023, and 2022, respectively, was approximately $154,000 and $0. These are normally paid in equal installments over a period of twelve months or less and carry interest rates ranging between 0% and 8% per annum. As of March 31, 2023 and 2022, respectively, approximately $38,000 and $0 remained outstanding on short-term financings.

NOTE 4. WARRANT LIABILITIES

Series B Warrants

Pursuant to the terms of the SPA, during the quarter ended March 31, 2023, the Series B Warrants’ effective exercise price reset to $3.55. As of March 31, 2023, there remain 1,331,667 Series B Warrants outstanding.

For the periods ended March 31, 2023 and 2022, net fair value gains and losses recognized for the Series B Warrants were $4,226,950 and $12,425,426 respectively, presented in the recognition and change in fair value of warrant liabilities account in the consolidated statements of operations. The Series B Warrant liability outstanding as of March 31, 2023 and December 31, 2022 was $2,157,300 and $6,384,250 respectively, presented in the warrant liability account on the consolidated balance sheets.

Placement Agent Warrants

For the periods ended March 31, 2023 and 2022, net fair value gains and losses recognized for the Placement Agent Warrants (“PAW”) were, a gain of $39,281 and a loss of $579,463, respectively, presented in the recognition and change in fair value of warrant liabilities account in the consolidated statements of operations. The PAW liability outstanding as of March 31, 2022 and December 31, 2022 was $9,619 and $48,900, respectively, presented in the warrant liability account on the consolidated balance sheets.

NOTE 5. EQUITY

Common Stock

The Company is authorized to issue 133,333,333 shares of common stock, $0.086 par value. Each share of issued and outstanding common stock entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

On February 23, 2023, pursuant to authority granted by the Board of Directors of the Company, the Company implemented a 1-for-15 reverse split of the Company’s authorized and issued and outstanding common stock (the “Reverse Split-2023”). The par value remains unchanged. All share and per share information as well as common stock and additional paid-in capital have been retroactively adjusted to reflect the Reverse Split-2023 for all periods presented, unless otherwise indicated. The split resulted in a rounding addition of approximately 15,300 shares valued at par, totaling $1,300.

In March of 2023 Yes Americana, a related party, converted $645,000 of outstanding debt into 66,743 shares of the Company’s common stock. The conversion considered the fair market value of the stock on the day of conversion of $9.67 for the total of 66,743 shares.

In March of 2023 the company issued 155,038 shares of the Company’s common stock in conjunction with the Private Placement-2023 as defined and discussed further below.

As of March 31, 2023 and December 31, 2022, there were 1,566,048 and 1,219,573 shares of Common Stock outstanding, respectively.

Warrants

Series A Warrants

In conjunction with the Company’s initial public offering, the Company issued 138,000 Series A Warrants which were classified as equity warrants because of provisions, pursuant to the warrant agreement, that permit the holder obtain a fixed number of shares for a fixed monetary amount. The warrants are standalone equity securities that are transferable without the Company’s consent or knowledge. The warrants were recorded at a value per the offering of $0.15. The warrants may be exercised at any point from the effective date until the 5-year anniversary of issuance and are not subject to standard antidilution provisions. The Series A Warrants are exercisable at a per share exercise price equal to 110% of the public offering price of one share of common stock and accompanying Series A Warrant, or $99.00. Series A warrant holders exercised 25,000 Series A warrants in January 2022, resulting in 113,000 of Series A warrants remaining issued and outstanding as of March 31, 2023.

Series E and F Warrants

On March 13, 2023, the Company entered into a securities purchase agreement (the “SPA-2023”) with one institutional buyer for the purchase and sale of, (i) an aggregate of 155,038 shares (the “Common Shares”) of the Company’s common stock, par value $0.086 per share (the “Common Stock”) along with accompanying common warrants (the “Common Units”), (ii) prefunded warrants (the “Prefunded Warrants” or “Series E Warrants”) that are exercisable into 897,594 shares of Common Stock (the “Prefunded Warrant Shares”) along with accompanying common warrants (the “Pre-Funded Units”), and (iii) common warrants (the “Common Warrants” or “Series F Warrants”) to initially acquire up to 2,105,264 shares of Common Stock (the “Common Warrant Shares”) (representing 200% of the Common Shares and Prefunded Warrant Shares) in a private placement offering (the “Private Placement-2023”). Additionally, the Company agreed to issue a warrant to the Placement Agent (defined below), to initially acquire 52,632 shares of common stock (the “PA Warrant”) and entered into a registration rights agreement with the buyer to register for resale the common shares underlying the Series E and F Warrants.

The aggregate purchase price for the Common Shares, Prefunded Warrants (Series E Warrants) and the Common Warrants (Series F Warrants) to be purchased by the Buyer shall be equal to (i) $3.80 for each Common Unit purchased by such Buyer, or (ii) $3.799 for each Prefunded Unit purchased by the Buyer, which Prefunded Warrants are exercisable into Prefunded Warrant Shares at the initial Exercise Price (as defined in the Prefunded Warrant) of $0.001 per Prefunded Warrant Share in accordance with the Prefunded Warrant.

The Common Warrant (Series F) has an exercise price of $3.55 per share, subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction occurring after the date of the Private Placement-2023. The Common Warrant will be exercisable six months following the date of issuance and will expire five and a half years from the date of issuance.

The PA Warrant has an exercise price of $3.91 per share, subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction occurring after the date of the SPA-2023. The PA Warrant will be exercisable six months following the date of issuance and will expire five years from the date of issuance.

The closing of the Private Placement-2023 occurred on March 16, 2023. EF Hutton, a division of Benchmark Investments, LLC (the “Placement Agent”) acted as the sole placement agent and was entitled to an 8% of gross proceeds cash fee and the reimbursement of certain Placement Agent fees and customary expenses.

Gross and net proceeds to the Company from the Private Placement-2023 were approximately $4 million and $3.4 million respectively, to be utilized primarily for general working capital and administrative purposes. Direct financing fees approximated $553,000.

The Company determined the Series E Warrants, Series F Warrants, and PA Warrants are equity in nature because of provisions, pursuant to the warrant agreements, that permit the holder to obtain a fixed number of shares for a fixed monetary amount. The values offset to $0 in additional paid-in capital in the Company’s condensed consolidated statements of stockholders’ equity (deficit).

Equity -based Compensation

During the period ending March 31, 2023, an executive was awarded an annual stock award in conjunction with a promotion agreement, consisting of 2,667 shares of the Company’s common stock per annum, to vest monthly throughout the term of employment. For three months ended March 31, 2023, total stock compensation for this award is valued at approximately, $5,842, recorded as stock-based compensation.

Total stock-based compensation expense recorded in general and administrative expenses in the condensed consolidated statements of operations for the periods ended March 31, 2023 and 2022 was $43,797 and $739,960, respectively.

NOTE 6. EARNINGS (LOSS) PER SHARE

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

The following calculates basic and diluted EPS:

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Income from continuing operations	$2,983,861	$9,487,884
Deemed dividend	-	(6,930,335)
Net income continuing operations, numerator, basic computation	2,983,861	2,557,549
Recognition and change in fair value of warrant liabilities	(4,266,231)	(13,992,664)
Net loss continuing operations, numerator, diluted computation	$(1,282,370)	$(11,435,115)

Weighted average common shares, basic	1,553,953	980,569
Effect of series B warrants	631,894	214,911
Weighted average common shares, dilutive	2,185,847	1,195,480
Earnings (loss) per common share – basic	$1.92	$2.61
Earnings (loss) per common share – diluted	(0.59)	(9.57)

The reversal of the gain on the change fair value of the Series B warrant liability for the three months March 31, 2023 and 2022 is included in the numerator of the dilutive EPS calculation to eliminate the effects the warrants as the impact is dilutive.

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Shares subject to outstanding common stock options	10,928	10,928
Shares subject to outstanding Series A warrants	113,000	113,000
Shares subject to outstanding Series F warrants	2,105,264	-
Shares subject to placement agent warrants	52,632	-
Shares subject to unvested stock awards	7,709	661
Shares subject to conversion of Series B preferred stock	-	147,939

NOTE 7. LEASES

Operating lease expense for the three months ended March 31, 2023 and 2022 was $161,614 and $145,662, respectively. As of March 31, 2023, the weighted average remaining lease term and weighted average discount rate for the operating leases were 3.85 years and 5.60% respectively.

Future minimum lease payment under these operating leases consisted of the following:

Period ending March 31, 2023	Operating Lease Obligations
2023	$271,267
2024	269,908
2025	144,124
2026	113,738
2027	117,150
Thereafter	151,052
Total undiscounted operating lease payments	1,067,239
Less: Imputed interest	115,753
Present value of operating lease liabilities	$951,486

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of March 31, 2023 and December 31, 2022. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Earn-out liabilities

The following outlines changes to the Company’s earn-out liability balances for the respective periods ended March 31, 2023 and December 31, 2022:

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2022	$667,000	$500,000	$834,943	$147,535	$560,000	$2,709,478
Changes due to payments	-	(250,000)	(834,943)	(147,535)	-	(1,232,478)
Changes due to fair value adjustments	394,467	150,000	94,225	-	(162,000)	476,692
Ending balance March 31, 2023	$1,061,467	$400,000	$94,225	$-	$398,000	$1,953,692

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2021	$515,308	$615,969	$992,868	$1,689,733	$-	$3,813,878
Changes due to business combinations	-	-	-	-	600,000	600,000
Changes due to payments	(34,430)	(326,935)	(84,473)	(1,259,087)	-	(1,704,925)
Changes due to fair value adjustments	186,122	210,966	(73,452)	(283,111)	(40,000)	525
Ending balance December 31, 2022	$667,000	$500,000	$834,943	$147,535	$560,000	$2,709,478

NOTE 9. RELATED PARTY TRANSACTIONS

On September 13, 2022, the Company issued a promissory note to YES Americana Group, LLC, (Americana) a related party entity for the principal sum of $1,500,000 (the “Note”). On February 7, 2023, the Company and Americana entered into an amendment to the Note pursuant to which (i) the principal amount of the Note was increased to $1,845,000, (ii) the maturity date of the Note was amended to January 15, 2026, (iii) the interest rate under the Note shall not increase after the maturity date, and (iv) the Note can be converted at any time, at the option of Americana, into shares of the Company’s common stock, par value $0.086 per share at an agreed upon conversion price.

On February 13, 2023, Americana effectuated a conversion of $645,000 of the Note into 66,743 shares of the Company’s common stock, $0.086 par value per share, in accordance with the terms of the Amendment. In addition, during the month of March 2023 the Company repaid to Americana $400,000. As of March 31, 2023 the balance owed to Americana was $800,000.

NOTE 10. SUBSEQUENT EVENTS

During April 2023, the Company sold its remaining 262,684 of NSURE shares to unaffiliated third parties, receiving the shares cost basis and cash proceeds of $900,000. The Company’s remaining NSURE share balance as of March 31, 2023 and April 30, 2023 was 262,684 and zero, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Reliance Global Group, Inc. (the “Company”) operates as a diversified company engaging in business in the insurance market, as well as other related sectors. Our focus is to grow the Company by pursuing an aggressive acquisition strategy, initially and primarily focused upon wholesale and retail insurance agencies. The Company is controlled by the same management team as Reliance Global Holdings, LLC (“Reliance Holdings”), a New York based firm that is the owner and operator of numerous companies with core interests in real estate and insurance. Our relationship with Reliance Holdings provides us with significant benefits: (1) experience, knowledge, and industry relations; (2) a source of acquisition targets currently under Reliance Holdings’ control; and (3) financial and logistics assistance. We are led and advised by a management team that offers over 100 years of combined business expertise in real estate, insurance, and the financial service industry.

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

As part of our growth and acquisition strategy, we continue to survey the current insurance market for value-add acquisition opportunities. As of March 31, 2023, we have acquired nine insurance agencies, including both affiliated and unaffiliated companies and long term, we seek to conduct all transactions and acquisitions through our direct operations.

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

With the acquisition of Barra, we launched RELI Exchange, our business-to-business (B2B) InsurTech platform and agency partner network that builds on the artificial intelligence and data mining backbone of 5MinuteInsure.com. Through RELI Exchange we on-board agency partners and provide them with an InsurTech platform white labeled, designed and branded specifically for their business. This combines the best of digital and human capabilities by providing our agency partners and their customers quotes from multiple carriers within minutes. Since its inception, RELI Exchange has increased its agent roster by more than 30%.

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

Financial Instruments

The Company’s financial instruments as of March 31, 2023, consist of derivative warrants. These are accounted at fair value as of inception/issuance date, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, (non-cash) gain or loss.

Insurance Operations

Our insurance operations focus on the acquisition and management of insurance agencies throughout the U.S. Our primary focus is to pinpoint undervalued wholesale and retail insurance agencies with operations in growing or underserved segments (including healthcare and Medicare, as well as personal and commercial insurance lines). We then focus on expanding their operations on a national platform and improving operational efficiencies in order to achieve asset value appreciation while generating interim cash flows. In the insurance sector, our management team has over 100 years of experience acquiring and managing insurance portfolios in several states, as well as developing specialized programs targeting niche markets. We plan to accomplish these objectives by acquiring wholesale and retail insurance agencies it deems to represent a good buying opportunity (as opposed to insurance carriers) as insurance agencies bear no insurance risk. Once acquired, we plan to develop them on a national platform to increase revenues and profits through a synergetic structure. The Company is initially focused on segments that are underserved or growing, including healthcare and Medicare, as well as personal and commercial insurance lines.

Insurance Acquisitions and Strategic Activities

As of the balance sheet date, we have acquired multiple insurance brokerages (see table below), including both acquisitions of affiliated companies (i.e., owned by Reliance Holdings before the acquisition) and unaffiliated companies. As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

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

Recent Developments

Private Placement-2023

On March 13, 2023, the Company entered into a securities purchase agreement (the “SPA-2023”) with one institutional buyer for the purchase and sale of (i) an aggregate of 155,038 shares (the “Common Shares”) of the Company’s common stock, par value $0.086 per share (the “Common Stock”) along with accompanying common warrants (the “Common Units”), (ii) prefunded warrants (the “Prefunded Warrants” or “Series E Warrants”) that are exercisable into 897,594 shares of Common Stock (the “Prefunded Warrant Shares”) along with accompanying common warrants (the “Pre-Funded Units”), and (iii) common warrants (the “Common Warrants” or “Series F Warrants”) to initially acquire up to 2,105,264 shares of Common Stock (the “Common Warrant Shares”) (representing 200% of the Common Shares and Prefunded Warrant Shares) in a private placement offering (the “Private Placement-2023”). Additionally, the Company agreed to issue a warrant to the Placement Agent (defined below), to initially acquire 52,632 shares of common stock (the “PA Warrant”) and entered into a registration rights agreement with the buyer to register for resale the common shares underlying the Series E and F Warrants.

The aggregate purchase price for the Common Shares, Prefunded Warrants (Series E Warrants) and the Common Warrants (Series F Warrants) to be purchased by the Buyer shall be equal to (i) $3.80 for each Common Unit purchased by such Buyer, or (ii) $3.799 for each Prefunded Unit purchased by the Buyer, which Prefunded Warrants are exercisable into Prefunded Warrant Shares at the initial Exercise Price (as defined in the Prefunded Warrant) of $0.001 per Prefunded Warrant Share in accordance with the Prefunded Warrant.

The Common Warrant (Series E) has an exercise price of $3.55 per share, subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction occurring after the date of the Private Placement-2023. The Common Warrant will be exercisable six months following the date of issuance and will expire five and a half years from the date of issuance.

The PA Warrant has an exercise price of $3.91 per share, subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction occurring after the date of the SPA-2023. The PA Warrant will be exercisable six months following the date of issuance and will expire five years from the date of issuance.

The closing of the Private Placement-2023 occurred on March 16, 2023. EF Hutton, a division of Benchmark Investments, LLC (the “Placement Agent”) acted as the sole placement agent and was entitled to an 8% of gross proceeds cash fee and the reimbursement of certain Placement Agent fees and customary expenses.

Gross and net proceeds to the Company from the Private Placement-2023 were approximately $4 million and $3.4 million, respectively, to be utilized primarily for general working capital and administrative purposes. Direct financing fees approximated $553,000.

The Company determined the Series E Warrants, Series F Warrants, and PA Warrants are equity in nature and their value is included in the Company’s condensed consolidated statements of stockholders’ equity (deficit).

Reverse Stock Split

On February 23, 2023, pursuant to authority granted by the Board of Directors of the Company, the Company implemented a 1-for-15 reverse split of the Company’s authorized and issued and outstanding common stock (the “Reverse Split-2023”). The par value remains unchanged. All share and per share information as well as common stock and additional paid-in capital have been retroactively adjusted to reflect the Reverse Split-2023 for all periods presented, unless otherwise indicated. The split resulted in a rounding addition of approximately 15,300 shares valued at par, totaling $1,300.

Results of Operations

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

The following table sets forth our revenue and operating expenses for each of the years presented.

	March 31, 2023	March 31, 2022
Revenue
Commission income	$3,939,103	3,058,697
Total revenue	3,939,103	3,058,697

Operating expenses
Commission expense	1,083,326	785,611
Salaries and wages	1,712,097	1,631,813
General and administrative expenses	1,358,254	2,333,795
Marketing and advertising	136,572	89,529
Depreciation and amortization	541,873	468,278
Total operating expenses	4,832,122	5,309,026

Loss from operations	(893,019)	(2,250,329)

Other income (expense)
Other expense, net	(389,351)	(107,751)
Recognition and change in fair value of warrant liabilities	4,266,231	11,845,964
Total other income	3,876,880	11,738,213

Income from continuing operations	$2,983,861	9,487,884
Loss from discontinued operations	(4,772,399)	(147,884)
Net (loss) income	(1,788,538)	9,340,000

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

The Company had revenues of approximately $3.9 million for the three months ended March 31, 2023, as compared to approximately $3.0 million for the three months ended March 31, 2022. The increase of approximately $880,000 or 29% is primarily driven by organic growth and the additional insurance agency acquired in the second quarter of 2022.

Commission expense

The Company had total commission expense of approximately $1.0 million for the three months ended March 31, 2023, compared to approximately $785,000 for the three months ended March 31, 2022. The increase of approximately $297,000 or 38% is primarily driven by organic growth and the additional insurance agency acquired in the second quarter of 2022.

Salaries and wages

The Company reported approximately $1.7 million of salaries and wages expense for the three months ended March 31, 2023, compared to approximately $1.6 million for the three months ended March 31, 2022. The increase of approximately $80,000 or 5% is a result of the Company’s growth driven by expanded operations, both organic and due to the additional insurance agency acquired in the second quarter of 2022.

General and administrative expenses

The Company had total general and administrative expenses of approximately $1.4 million for the three months ended March 31, 2023, as compared to approximately $2.3 million for the three months ended March 31, 2022. The decrease in expense of approximately $975,000 or 42% is a result of the Company’s focus on leaner operations and the implementation of cost cutting measures.

Marketing and advertising

The Company reported approximately $137,000 of marketing and advertising expense for the three months ended March 31, 2023 compared to approximately $90,000 for the three months ended March 31, 2022. The increase of approximately $47,000 or 53% is a result of the Company’s growth driven by expanded operations, both organic and due to the additional insurance agency acquired in 2022, as well as overall increased branding and outreach efforts to achieve greater industry presence.

Depreciation and amortization

The Company reported approximately $542,000 of depreciation and amortization expense for the three months ended March 31, 2023 compared to approximately $468,000 for the three months ended March 31, 2022. The increase of approximately $74,000 or 16% is primarily a result of our acquired tangible and intangible assets through business combinations.

Other income and expense

The Company reported approximately $3.9 million of other income for the three months ended March 31, 2023 compared to approximately $11.7 million of other income for the three months ended March 31, 2022. The decrease of approximately $7.9 million or 67% is attributable primarily to the change in fair value of warrant liabilities, offset by interest expense.

Liquidity and capital resources

As of March 31, 2023, we had a cash balance of approximately $3.6 million and a working capital deficit of approximately $743,000, compared with a cash balance of approximately $1.9 million and working capital deficit of approximately $4.5 million at December 31, 2022. The improved working capital is primarily attributable to the issuance of stock with a private placement and the repayment of current liabilities.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact to pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(1,064,878)	(482,906)
Net cash used in investing activities	(96,297)	(18,252,467)
Net cash provided by financing activities	2,805,700	20,090,409
Net increase in cash, cash equivalents, and restricted cash	$1,644,525	$1,355,036

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was approximately $1.0 million, compared to net cash flows used in operating activities of approximately $483,000 for the three months ended March 31, 2022. The cash used includes net loss of approximately $1.8 million, increased by approximate non-cash adjustments of $3.2 million principally related to recognition and change in fair value of warrant liabilities of $4.3 million, offset by earn-out fair value adjustments and depreciation and amortization of $477,000 and $542,000, respectively, as well as a net decrease in cash due to changes of net working capital items in the amount of $45,000 and offset by net cash adjustments for discontinued operating activities of $4.0 million.

Investing Activities

During the three months ended March 31, 2023, cash flows used in investing activities approximated $96,000 compared to cash flows used in investing activities of approximately $249,000 for the three months ended March 31, 2022. The cash used reflects cash paid for the purchase of property and equipment and intangible assets.

Financing Activities

During the three months ended March 31, 2023, approximate cash provided by financing activities was $2.8 million as compared to approximately $20.1 million for the three months ended March 31, 2022. Net cash provided by financing activities primarily relates to proceeds from private placement offerings of approximately $3.4 million and $17.9 million respectively for the three month periods ended March 31, 2023 and 2022, offset by net debt principal proceeds and repayments of $623,000.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, and our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal year 2022.

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

During fiscal year 2022, the Company determined it had a material weakness in its disclosure controls and procedures for specifically earnings per share (EPS). During the quarter ended March 31, 2023, the Company mitigated the deficiency by consulting with qualified advisors that have in-depth EPS expertise. These advisors assisted the Company in the calculations and disclosures of EPS for the three months ended, March 31, 2023.

Pursuant to the above, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, and although appropriate mitigation and remedial action have been taken, will continue to disclose a material weakness and a conclusion of ineffective controls over EPS for the period ended March 31, 2023.

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

PART II

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of March 31, 2023. Litigation relating to the insurance brokerage industry is not uncommon. As such we, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not been previously disclosed in our filings with the SEC.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this Form 10-K.

Exhibit No.	Description

3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2023).

10.1	Promotion Letter by and between Reliance Global Group, Inc. and Joel Markovits dated as of December 28, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2023).

10.2	Amendment No. 1 to the Promissory Note, by and between Reliance Global Group, Inc. and YES Americana Group, LLC, dated as of February 7, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023).

10.3	Securities Purchase Agreement, dated March 13, 2023, between Midori Group, Inc and Investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023).

10.4	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023).

10.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023).

10.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023).

10.7	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

