Form 10-K/A
period 2022-12-31
Reliance Global Group, Inc.
filed 2023-08-10
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

On March 30, 2023, Reliance Global Group, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original 2022 10-K”), with the Securities and Exchange Commission (“SEC”). This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to:

(i)	Include the conformed signature of Mazars USA LLP (“Mazars”), the Company’s independent registered public accounting firm, on Mazars’ Report of Independent Registered Public Accounting Firm (the “Audit Report”);
(ii)	Revise Part II, Item 9A to indicate that the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting were not effective as of December 31, 2022; and
(iii)	Provide current dated certifications.

With respect to (i) above, although Mazars delivered to the Company a manually signed copy of the Audit Report, the version of the Original 2022 10-K that was filed with the SEC inadvertently omitted Mazar’s conformed signature on the copy of the Audit Report included in Part II, Item 8 of the 2022 10-K. Therefore, in this Amendment No. 1, Part IV, Item 15 has been replaced in its entirety, solely to include Mazars’ conformed signature on the Audit Report. No changes to the financial statements or notes have been made in Amendment No. 1.

With respect to (ii) above, as disclosed by the Company in a Current Report on Form 8-K filed on May 18, 2023 with the SEC, on May 12, 2023, subsequent to the filing of the Original 2022 10-K, the Company determined that the following financial statements should be restated and should no longer be relied upon:

(i)	The Company’s unaudited consolidated financial statements for the three months ended March 31, 2022 included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2022 (the “Q1 2022 10-Q”);
(ii)	The Company’s unaudited consolidated financial statements for the three and six months ended June 30, 2022 included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022 (the “Q2 2022 10-Q”)
(iii)	The Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2022 included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2022 (the “Q3 2022 10-Q” and collectively with the Q1 2022 10-Q and the Q2 2022 10-Q, the “10-Qs”).

Subsequent to the Company’s filing with the SEC of the 10-Qs, the Company performed an evaluation of its accounting in connection with the calculation of its basic earnings per share (“EPS”) and diluted EPS and identified errors in such calculations. The errors resulted from improper application of sequencing rules, a miscalculation of the numerator used in the determination of diluted EPS, and a miscalculation of the denominator used in the determination of weighted average shares outstanding for both basic EPS and diluted EPS, and the Company determined that the errors required adjustments of the previously issued financial statements in the 10-Qs.

The Company determined that the reporting effects of the above errors had a material impact to the Company’s unaudited consolidated financial statements included in the 10-Qs. As a result, the unaudited consolidated financial statements for the three months ended March 31, 2022, the unaudited consolidated financial statements for the three and six months ended June 30, 2022, and the unaudited consolidated financial statements for the three and nine months ended September 30, 2022 were restated, and the Company filed an amendment to each of the 10-Qs with the SEC on May 18, 2023.

The Company’s management concluded that in light of the errors mentioned above, a material weakness existed in the Company’s internal control over financial reporting as of March 31, 2022, June 30, 2022 and September 30, 2022, and the Company’s disclosure controls and procedures were not effective as of such dates. The material weakness was disclosed in the amendment to each of the 10-Qs, as filed with the SEC on May 18, 2023, as well as in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, as filed with the SEC on May 18, 2023.

Although the Company was not aware of any material weaknesses, as of December 31, 2022, in its internal control over financial reporting and in its disclosure controls and procedures as of the filing date of the Original 2022 10-K, in this Amendment No. 1, the Company is replacing Part II, Item 9A (Controls and Procedures) in its entirety to disclose the existence of such material weaknesses as of December 31, 2022.

Amendment No. 1 speaks as of the filing date of the Original 2022 10-K, and does not reflect events that may have occurred subsequent to the filing date of the Original 2022 10-K. Except as described above, no other changes have been made to the Original 2022 10-K, and Amendment No. 1 does not modify, amend or update in any way revenue, expenses, net income (loss), or any of the financial or other information contained in the Original 2022 10-K. Amendment No. 1 should be read in conjunction with the Original 2022 10-K and the Company’s other filings with the SEC. The filing of this Amendment No. 1 is not an admission that the Original 2022 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 9A. Controls and Procedures

Controls and Procedure Requirements

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective.

The Company determined it had a material weakness in its disclosure controls and procedures as it pertains to earnings per share (EPS) for the fiscal year ended December 31, 2022. During the quarter ended March 31, 2023, the Company mitigated this deficiency by consulting with qualified advisors that have in-depth EPS expertise. These advisors will assist the Company in the calculations and disclosures of EPS for future reporting periods.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2022, our Company’s internal control over financial reporting was not effective due to the material weakness in disclosure controls and procedures discussed above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2

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

3

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed or furnished with this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation of Eye on Media Network, Inc. (now, Reliance Global Group, Inc.) as amended through October 19, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

3.2	Bylaws of Eye on Media Network, Inc. (now, Reliance Global Group, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

3.3	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated February 3, 2021 (incorporated herein by reference to Exhibit 3.9 to Amendment No. 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 5, 2021 (SEC File No. 333-249381)).

3.4	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated December 23, 2021 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2022 (SEC File No. 001-40020)).

3.5	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated February 16, 2023 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2023 (SEC File No. 001-40020)).

4.1	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

4.2	Form of Series D Warrant (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.1	Securities Purchase Agreement between Reliance Global Group, Inc. and Nsure, Inc. dated February 19, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (SEC File No. 333-249381)).

10.2	Irrevocable Assignment & Acquisition Agreement between Reliance Global Holdings, LLC and Ezra Beyman effective as of June 3, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

10.3	Lease between Coverage Consultants Unlimited, Inc. and Commercial Coverage Solutions, LLC dated August 17, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.4	Master Credit Agreement between Southwestern Montana Insurance Center, LLC and Oak Street Funding LLC dated April 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) filed with the Securities and Exchange Commission on December 4, 2020 (File No. 333-249381)).

10.5†	Reliance Global Group Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.6	Amendment No. 1 to Securities Purchase Agreement between Nsure Inc. and Reliance Global Group, Inc. dated October 8, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.7	Form of Warrant Agent Agreement between Reliance Global Group, Inc. and VStock Transfer, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.8	Purchase Agreement among Kush Benefit Solutions, LLC, J.P. Kush and Associates, Inc. and Joshua Kushnereit dated May 12, 2021 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

4

10.9	Form of Securities Purchase Agreement among Reliance Global Group, Inc. and the investors identified on the signature pages thereto dated as of December 22, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.10	Form of Registration Rights Agreement 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.11	Form of Series B Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.12	Form of Certificate of Designation for Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.13	Asset Purchase Agreement between Reliance Global Group, Inc. and Medigap Healthcare Insurance Company, LLC and the sole member thereof entered into agreement as of December 21, 2021 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022 (SEC File No. 001-40020)).

10.14	Form of Investor Exchange Agreement between Reliance Global Group, Inc. and the parties signatory to the agreement dated as of March 23, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.15	Form of Medigap Exchange Agreement between Reliance Global Group, Inc. and the parties signatory to the agreement dated as of March 23, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.16	Asset Purchase Agreement between RELI Exchange, LLC and Barra & Associates, LLC dated April 26, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020)).

10.17	Security Agreement between Medigap Healthcare Insurance Agency, LLC and Oak Street Funding LLC dated April 26, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020))

10.18†	Employment Agreement between Reliance Global Group, Inc. and Grant Barra dated April 26, 2022 Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020))Ex. 10.3

10.19	Promissory Note issued by Reliance Global Group, Inc. to YES Americana Group LLC on September 13, 2022 (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 (SEC File No. 001-40020)).

10.20	Amendment No. 1 to the Promissory Note between Reliance Global Group, Inc. and YES Americana Group, LLC, dated as of February 7, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023 (SEC File No. 001-40020)).

10.21†	Promotion Letter by and between Reliance Global Group, Inc. and Joel Markovits dated as of December 28, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2023 (SEC File No. 001-40020)).

10.22#	Securities Purchase Agreement, dated March 13, 2023, between Reliance Global Group, Inc. and Investor (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.23	Form of Warrant (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.24	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.25	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.26	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020))..

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

21.1	List of subsidiaries (incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

23.1*	Consent of Mazars USA LLP.

24.1*	Power of Attorney (included on the signature page to the original Annual Report on Form 10-K filed with the SEC on March 30, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Includes management contracts and compensation plans and arrangements
#	Certain schedules and exhibits have been omitted pursuant to Item 601(A)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2023.

Reliance Global Group, Inc.

By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ezra Beyman	Chief Executive Officer and Executive Chairman and Director	August 10, 2023
Ezra Beyman	(Principal Executive Officer)

/s/ Joel Markovits	Chief Financial Officer	August 10, 2023
Joel Markovits	(Principal Financial and Accounting Officer)

*	Director	August 10, 2023
Scott Korman

*	Director	August 10, 2023
Sheldon Brickman

*	Director	August 10, 2023
Ben Fruchtzweig

*	Director	August 10, 2023
Alex Blumenfrucht

* By:	/s/ Ezra Beyman
Ezra Beyman
Attorney-in-fact*

6