Form 10-Q
period 2023-06-30
Reliance Global Group, Inc.
filed 2023-08-10
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐ No ☒

At August 10, 2023, the registrant had 2,126,348 shares of common stock, par value $0.086 per share, outstanding.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$1,274,743	$505,410
Restricted cash	1,405,513	1,404,359
Accounts receivable	978,877	994,321
Accounts receivable, related parties	19,364	18,292
Other receivables	2,900,648	11,464
Prepaid expense and other current assets	553,122	245,535
Current Assets - Discontinued Operations	-	85,998
Total current assets	7,132,267	3,265,379
Property and equipment, net	149,084	162,767
Right-of-use assets	976,020	1,018,952
Investment in NSURE, Inc.	-	900,000
Intangibles, net	12,308,697	13,439,369
Goodwill	14,287,099	14,287,099
Other non-current assets	23,284	23,284
Other Assets - Discontinued Operations	-	5,330,879
Total assets	$34,876,451	$38,427,729

Current liabilities:
Accounts payable and other accrued liabilities	$911,247	$951,382
Short term financing agreements	195,024	154,017
Current portion of loans payables, related parties	872,249	1,422,249
Other payables	217,101	101,113
Current portion of long-term debt	1,329,121	1,118,721
Current portion of leases payable	370,855	339,937
Earn-out liability, current portion	969,000	2,153,478
Current Liabilities - Discontinued Operations	-	1,600,636
Total current liabilities	4,864,597	7,841,533

Loans payable, related parties, less current portion	307,394	122,266
Convertible debt, related parties, less current portion	570,000	1,500,000
Long term debt, less current portion	11,711,780	12,349,673
Leases payable, less current portion	635,863	714,068
Earn-out liability, less current portion	-	556,000
Warrant liabilities	3,759,428	6,433,150
Noncurrent Liabilities - Discontinued Operations	-	-
Total liabilities	21,849,062	29,516,690
Stockholders’ equity:
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.086 par value; 133,333,333 shares authorized and 2,053,084 and 1,219,573 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	176,546	104,883
Additional paid-in capital	42,686,651	35,798,139
Accumulated deficit	(29,835,808)	(26,991,983)
Total stockholders’ equity	13,027,389	8,911,039
Total liabilities and stockholders’ equity	$34,876,451	$38,427,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue
Commission income	$3,195,905	2,847,149	$7,135,008	5,905,846
Total revenue	3,195,905	2,847,149	7,135,008	5,905,846

Operating expenses
Commission expense	822,274	662,932	1,905,600	1,448,543
Salaries and wages	1,742,697	1,637,412	3,454,794	3,269,225
General and administrative expenses	1,703,811	1,630,169	3,062,066	3,963,964
Marketing and advertising	109,860	(4,844)	246,432	84,686
Depreciation and amortization	655,449	694,440	1,309,227	1,263,440
Total operating expenses	5,034,091	4,620,109	9,978,119	10,029,858

Loss from operations	(1,838,186)	(1,772,960)	(2,843,111)	(4,124,012)

Other (expense) income
Interest expense	(370,905)	(194,929)	(722,462)	(305,095)
Interest expense, related parties	(51,153)	(1,729)	(92,629)	(3,460)
Other expense, net	(16,979)	(3,605)	(13,297)	541
recognition and change in fair value of warrant liabilities	(1,592,509)	12,633,251	2,673,723	24,479,215
Total other (expense) income	(2,031,546)	12,432,988	1,845,335	24,171,201

(Loss) income from continuing operations before tax	$(3,869,732)	10,660,028	$(997,776)	20,047,189
Income (loss) from discontinued operations before tax	2,814,445	(164,337)	(1,846,048)	(211,497)
Net (loss) income	(1,055,287)	10,495,691	(2,843,824)	19,835,692

Basic (loss) earnings per share
Continuing operations	$(1.42)	$9.97	$(0.47)	$12.80
Discontinued operations	$1.03	$(0.15)	$(0.86)	$(0.21)
Basic (loss) earnings per share	$(0.39)	$9.82	$(1.33)	$12.59

Diluted (loss) earnings per share
Continuing operations	$(1.42)	$8.74	$(0.47)	$(12.65)
Discontinued operations	$1.03	$(0.13)	$(0.86)	$(0.19)
Diluted (loss) earnings per share	$(0.39)	$8.61	$(1.33)	$(12.84)

Weighted average number of shares outstanding - Basic	2,716,512	1,069,157	2,138,444	1,025,108
Weighted average number of shares outstanding - Diluted	2,716,512	1,219,224	2,138,444	1,068,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2022	-	$-	1,219,573	$104,883	-	$-	$35,798,139	$-	$(26,991,983)	8,911,039

Common shares issued for earnout liabilities	-	-	109,358	9,404	-	-	973,074	-	-	982,478

Conversion of convertible debt, related parties	-	-	66,743	5,740	-	-	639,260	-	-	645,000

Round up of shares due to reverse split	-	-	15,336	1,300	-	-	(5,946)	-	-	(4,646)

Shares issued in 2023 private placement	-	-	155,038	13,333	-	-	3,433,151	-	-	3,446,484

Share based compensation	-	-	-	-	-	-	43,797	-	-	43,797

Net loss	-	-	-	-	-	-	-	-	(1,788,538)	(1,788,538)

Balance, March 31, 2023	-	-	1,566,048	134,660	-	-	40,881,475	-	(28,780,521)	12,235,614

Common shares issued for services	-	-	112,557	9,681	-	-	368,314	-	-	377,995

Common shares issued for earnout liabilities	-	-	352,260	30,294	-	-	1,403,406	-	-	1,433,700

Shares issued for vested stock awards	-	-	22,219	1,911	-	-	(1,911)	-	-	-

Share based compensation	-	-	-	-	-	-	35,367	-	-	35,367

Net loss	-	-	-	-	-	-	-	-	(1,055,287)	(1,055,287)

Balance, June 30, 2023	-	-	2,053,084	176,546	-	-	42,686,651	-	(29,835,808)	13,027,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Reliance Global Group, Inc.
	Preferred stock		Common stock		Common stock issuable		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2021	-	$-	730,407	$62,815	-	$-	$27,329,201	$(20,000,000)	$(33,458,145)	$(26,066,129)

Share based compensation	-	-	-	-	-	-	739,960	-	-	739,960

Shares issued due to private placement	9,076	781	178,059	15,313	-	-	(16,043)	20,000,000	-	20,000,051

Shares issued pursuant to acquisition of Medigap	-	-	40,402	3,475	-	-	4,759,976	-	-	4,763,451

Exercise of Series A warrants	-	-	25,000	2,150	-	-	2,472,850	-	-	2,475,000

Issuance of prefunded Series C Warrants in exchange for common shares	-	-	(218,462)	(18,788)	-	-	18,788	-	-	-

Shares issued for vested stock awards	-	-	400	34	-	-	(34)	-	-	-

Net income	-	-	-	-	-	-	-	-	9,340,000	9,340,000

Balance, March 31, 2022	9,076	$781	755,807	$64,999	0	$-	$35,304,698	$-	$(24,118,145)	$11,252,333

Share based compensation	-	-	-	-	-	-	179,083	-	-	179,083

Exercise of Series C warrants into common shares	-	-	218,462	18,788	-	-	(17,452)	-	-	1,336

Net Income	-	-			-	-		-	10,495,691	10,495,691

Balance, June 30, 2022	9,076	781	974,269	83,787	-	-	35,466,329	-	(13,622,454)	21,928,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,843,824)	$19,835,692
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,309,227	1,263,440
Amortization of debt issuance costs and accretion of debt discount	23,442	18,291
Non-cash lease expense	(4,355)	17,637
Stock compensation expense	79,164	919,043
Common stock issued in lieu of services performed	377,995	-
Earn-out fair value and write-off adjustments	1,019,925	354,963
Change in fair value of warrant liability	(2,673,723)	(24,479,215)
Change in operating assets and liabilities:
Accounts payables and other accrued liabilities	(40,135)	(1,853,366)
Accounts receivable	15,444	142,825
Accounts receivable, related parties	(1,072)	(47,283)
Other receivables	10,816	7,030
Other payables	115,988	126,984
Other non-current assets	-	(6,493)
Prepaid expense and other current assets	(303,322)	2,173,810
Net cash used in operating activities	(2,914,430)	(1,526,642)

Net cash adjustments for discontinued operating activities	907,329	215,231

Net cash used in discontinued and continuing operating activities	(2,007,101)	(1,311,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in NSURE	900,000
Purchase of property and equipment	(13,010)	(11,959)
Business acquisitions, net of cash acquired	-	(6,000,000)
Purchase of intangibles	(151,862)	(5,096,885)
Net cash provided by (used in) investing activities	735,128	(11,108,844)

Net cash adjustments for discontinued investing activities	-	(13,517,085)

Net cash provided by (used in) discontinued and continuing investing activities	735,128	(24,625,929)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(450,935)	(447,908)
Debt issuance costs	-	(214,257)
Proceeds from loan for business acquisition	-	6,520,000
Issuance of common shares in exchange for Series C warrants	-	1,336
Payments of loans payable, related parties	(649,870)	(21,541)
Earn-out liability	(344,225)	(411,408)
Exercise of warrants into common stock	-	2,475,000
Principal repayments on short term financing	58,707	(40,552)
Private placement of shares and warrants	3,446,484	17,853,351
Net cash provided by continuing financing activities	2,060,161	25,714,021

Net cash used in discontinued financing activities	(17,701)	-
Total net cash provided by continuing and discontinued financing activities	2,042,460	25,714,021

Net increase (decrease) in cash and restricted cash	770,487	(223,319)
Cash and restricted cash at beginning of year	1,909,769	4,620,722
Cash and restricted cash at end of year	$2,680,256	$4,397,403
SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH TRANSACTIONS:
Common stock issuance to settle earn-out liabilities	$2,416,178	-

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of Reliance Global Group, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

As of June 30, 2023, the Company’s reported cash and restricted cash aggregated balance was approximately $2,680,000, current assets were approximately $7,132,000, while current liabilities were approximately $4,865,000. As of June 30, 2023, the Company had positive working capital of approximately $2,268,000 and stockholders’ equity of approximately $13,027,000. For the six months ended June 30, 2023, the Company reported loss from operations of approximately $2,843,000, a non-cash, non-operating gain on the recognition and change in fair value of warrant liabilities of approximately $2,674,000, resulting in net loss from continuing operations of approximately $998,000, a net loss from discontinued operations of approximately $1,846,000, resulting in an overall net loss of approximately $2,844,000. The Company completed a capital offering in March 2023, raising net proceeds of approximately $3,446,000.

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

Cash and Restricted Cash

Cash and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows:

	June 30, 2023	June 30, 2022
Cash	$1,274,743	$2,979,769
Restricted cash	1,405,513	1,417,634
Total cash and restricted cash	$2,680,256	$4,397,403

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

Warrant Liabilities: The Company re-measures fair value of its Level 3 warrant liabilities at the balance sheet date, using a binomial option pricing model. The following summarizes the significant unobservable inputs:

	June 30, 2023	December 31, 2022
Stock price	$4.71	$8.55
Volatility	105.0%	105.0%
Time to expiry	3.51	4.01
Dividend yield	0%	0%
Risk free rate	4.4%	4.1%

The following reconciles fair value of the liability classified warrants:

	Series B Warrant Commitment	Series B Warrant Liabilities	Placement Agent Warrants	Total
Beginning balance, December 31, 2022	$-	$6,384,250	$48,900	$6,433,150
Unrealized (gain) loss	-	(4,226,950)	(39,281)	(4,266,231)
Ending balance, March 31, 2023	-	2,157,300	9,619	2,166,919
Unrealized (gain) loss	-	1,584,684	7,825	1,592,509
Ending balance, June 30, 2023	$-	$3,741,984	$17,444	$3,759,428

Earn-out liabilities: The Company generally values its Level 3 earn-out liabilities using the income valuation approach. Key valuation inputs include contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. The following table summarizes the significant unobservable inputs used in the fair value measurements:

	June 30, 2023	December 31, 2022
Valuation technique	Discounted cash flow	Discounted cash flow
Significant unobservable input	Projected revenue and probability of achievement	Projected revenue and probability of achievement

The Company values its Level 3 earn-out liability related to the Barra Acquisition using a Monte Carlo simulation in a risk-neutral framework (a special case of the Income Approach). The following summarizes the significant unobservable inputs:

June 30, 2023
WACC Risk Premium:	14.0%
Volatility	50.0%
Credit Spread:	9.6%
Payment Delay (days)	90
Risk free rate	USD Yield Curve
Discounting Convention:	Mid-period
Number of Iterations	100,000

Undiscounted remaining earn out payments were approximately $1,147,000 as of June 30, 2023. The following table reconciles fair value of earn-out liabilities for the periods ended June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Beginning balance – January 1	$2,709,478	$3,813,878

Acquisitions and settlements	(2,760,403)	(1,104,925)

Period adjustments:
Fair value changes included in earnings*	1,019,925	525

Ending balance	969,000	2,709,478
Less: Current portion	(969,000)	(2,153,478)
Ending balance, less current portion	$-	$556,000

*	Recorded as a reduction to general and administrative expenses

Revenue Recognition

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Three Months ended June 30, 2023	Medical	Life	Property and Casualty	Total
Regular
EBS	$206,668	$4,471	$-	$211,139
USBA	11,426	658	-	12,084
CCS/UIS	-	-	73,402	73,402
Montana	444,783	3,350	-	448,133
Fortman	288,902	1,680	227,176	517,758
Altruis	1,200,537	-	-	1,200,537
Kush	322,188	-	-	322,188
Barra	52,209	61,821	296,634	410,664
Total	$2,526,713	$71,980	$597,212	$3,195,905

Six Months ended June 30, 2023	Medical	Life	Property and Casualty	Total
Regular
EBS	$439,949	$8,571	$-	$448,520
USBA	22,689	1,423	-	24,112
CCS/UIS	-	-	120,172	120,172
Montana	930,792	8,335	-	939,127
Fortman	596,557	2,073	433,544	1,032,174
Altruis	3,068,673	-	-	3,068,673
Kush	642,479	-	-	642,479
Barra	121,319	85,202	653,230	859,751
Total	$5,822,458	$105,604	$1,206,946	$7,135,008

Three Months ended June 30, 2022	Medical	Life	Property and Casualty	Total
Regular
EBS	$178,936	$5,915	$-	$184,851
USBA	12,319		-	12,319
CCS/UIS	-		57,195	57,195
Montana	450,742	963	-	451,705
Fortman	357,334		205,804	563,138
Altruis	881,337	834	-	882,171
Kush	425,449		-	425,449
Reli Exchange	47,661	22,263	200,397	270,321
Total	$2,353,778	$29,975	$463,396	$2,847,149

Six Months ended June 30, 2022	Medical	Life	Property and Casualty	Total
Regular
EBS	$399,547	$6,488	$-	$406,035
USBA	25,906	-	-	25,906
CCS/UIS	-	-	101,077	101,077
Montana	956,329	2,097	-	958,426
Fortman	687,060	2,873	403,064	1,092,997
Altruis	2,184,367	2,676	-	2,187,043
Kush	864,040		-	864,040
Reli Exchange	47,662	22,263	200,397	270,322
Total	$5,164,911	$36,397	$704,538	$5,905,846

The following are customers representing 10% or more of total revenue:

	For the three months ended June 30,
Insurance Carrier	2023	2022
Priority Health	28%	30%
BlueCross BlueShield	12%	13%

	For the six months ended June 30,
Insurance Carrier	2023	2022
Priority Health	37%	36%
BlueCross BlueShield	13%	14%

No other single customer accounted for more than 10% of the Company’s commission revenues during the three and six months ended June 30, 2023 and 2022. The loss of any significant customer could have a material adverse effect on the Company. Customers from 2022 were adjusted to reflect percentages of revenue from continued operations.

Income Taxes

The Company recorded no income tax expense for the three and six months ended June 30, 2023 and 2022 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2023 and December 31, 2022, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Discontinued Operations

The Company’s board of directors approved the discontinuation and abandonment of Medigap Healthcare Insurance Company, LLC (“Medigap”), a subsidiary of the Company, effective April 17, 2023, due to Medigap’s sustained recurring losses stemming from amongst other factors, greater than anticipated revenue chargebacks. The Company was unable to divest its interest in Medigap for value, and accordingly, operations were wound down in an orderly manner. In doing so, the Company transferred to its operating entity, Medigap’s customer relationships and internally developed and purchased software intangible assets, with net of amortization combined value of approximately $4,300,000, as well as, its short-term financing arrangement of $29,500, and each are respectively classified in the intangible assets and short term financing agreements accounts in the condensed consolidated balance sheets for the periods ended June 30, 2023 and December 31, 2022. These assets have continued value to the Company and have not been impaired as the fair value exceeds carrying cost. Medigap’s remaining assets were considered to have no remaining asset value and were fully impaired. Certain liabilities and estimated liabilities as outlined in the tables herein, were discharged and/or written-off in conjunction with the Settlement Agreement (as defined below) because of them having a net zero dollar estimated liability value. Accordingly, the Company recognized a net of estimated liability adjustments gain of approximately $10,000, and loss of approximately $4,400,000, presented in income (loss) from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2023 respectively. As part of the abandonment, the Company cancelled third party contracts, settled outstanding vendor and other third-party obligations, ceased to enter into new customer contracts via Medigap, and no further customer performance obligations existed. The Company does not expect further continuing involvement with Medigap, and in accordance with ASC 205-20-45-9, no corporate overhead has been allocated to discontinued operations.

Settlement Agreement

On June 30, 2023, the Company entered into a confidential settlement agreement and mutual release (the “Settlement Agreement”) with certain Medigap affiliated entities and persons, and the former owners of Medigap, whereby the Company would receive a settlement payment of $2,900,000 and was released from all past and future Medigap obligations and liabilities. The settlement payment was received in full by the Company in July 2023 and is recorded as income from discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2023.

The following tables present the major components of assets and liabilities included in discontinued operations on the condensed consolidated balance sheets.

	June 30, 2023	December 31, 2022
Accounts receivable	-	$73,223
Accounts receivable, related parties	-	3,595
Other receivables	-	5,388
Prepaid expense and other current assets	-	3,792
Current Assets - Discontinued Operations		$85,998

Condensed consolidated balance sheets - Current Assets - Discontinued Operations		$85,998

Property and equipment, net	-	$24,116
Right-of-use assets	-	163,129
Intangibles, net	-	318,000
Goodwill	-	4,825,634
Other Assets - Discontinued Operations	-	$5,330,879

Condensed consolidated balance sheets - Other Assets - Discontinued Operations	-	$5,330,877

Accounts payable and other accrued liabilities	-	$506,585
Chargeback reserve	-	915,934
Current portion of leases payable	-	178,117
Current Liabilities - Discontinued Operations	-	$1,600,636

Condensed consolidated balance sheets - Current Liabilities - Discontinued Operations	-	$1,600,636

The following table rolls forward Medigap’s assets and liabilities from their carrying values pre-abandonment to their values post abandonment, and presents the impact of reclassifications, impairments, and write-offs:

Medigap Related Assets	Carrying Value Prior To Abandonment	Asset and Liability Transfers Retained by the Company	Asset Impairments and Liability Write-Offs	Carrying Value As of June 30, 2023

Accounts receivable	$56,398	$-	$(56,398)	$-
Accounts receivable, related party	3,595	-	(3,595)	-
Other receivables	5,388	-	(5,388)	-
Current assets – Medigap	$65,381	$-	$(65,381)	$-

Property and equipment, net	$22,378	$-	$(22,378)	$-
Right-of-use assets	119,594	-	(119,594)	-
Intangibles, net	4,570,536	(4,258,214)[1]	(312,322)	-
Goodwill	4,825,634	-	(4,825,634)	-
Other assets - Medigap	$9,538,142	$(4,258,214)	$(5,279,928)	$-

Total assets - Medigap	$9,603,523	$(4,258,214)	$(5,345,309)	$-

Accounts payable and other accrued liabilities	$4,157	$-	$(4,157)	$-
Short term financing agreements	29,500	(29,500)	-	-
Chargeback Reserve	831,725	-	(831,725)[2]	-
Current portion of leases payable	134,517	-	(134,517)[3]	-
Other liabilities	9,842	-	(9,842)[3]	-
Current Liabilities - Medigap	$1,009,741	$(29,500)	$(980,241)	$-

Total Liabilities - Medigap	$1,009,741	$(29,500)	$(980,241)	$-

Net assets and liabilities - Medigap	$8,593,782	$(4,228,714)	$(4,365,068)	$-

1	Includes customer relationships and internally developed and purchased software intangible assets that have continued value to the Company and have not been impaired as the fair value exceeds carrying cost.
2	Estimated liability write-off per net zero dollar estimated liability value.
3	Liability discharge pursuant to the Settlement Agreement.

The following tables disaggregate the major classes of pretax gain and loss as presented in discontinued operations in the condensed consolidated statements of operations.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Three Months Ended June 30, 2023
Income
Commission income	$11,025	$1,359,976	$744,030	$2,537,061

Expenses
Commission expense	5,491	187,196	110,639	305,740
Salaries and wages	53,508	539,380	454,823	989,743
General and administrative expenses	10,612	129,048	129,348	248,323
Marketing and advertising	36,544	614,226	426,819	1,111,719
Depreciation and amortization	-	61,964	7,283	100,488
Other expenses (income)	267	(7,500)	(3,902)	(7,456)
Total discontinued operations expenses before impairments and write-offs	106,422	1,524,314	1,125,010	2,748,557
Total discontinued operations income / (loss) before impairments and write-offs	$(95,397)	$(164,338)	$(380,980)	$(211,496)
Gains and (losses) from recoveries and impairments / write-offs of discontinued operations assets and liabilities

Settlement Recovery	$2,900,000	-	$2,900,000

Asset impairment losses
Accounts receivable	-	-	(56,398)	-
Accounts receivable, related parties	-	-	(3,595)	-
Other receivables	-	-	(5,388)	-
Property and equipment, net	-	-	(22,378)	-
Right-of-use assets	-	-	(119,594)	-
Intangibles, net	-	-	(312,322)	-
Goodwill	-	-	(4,825,634)	-
Total Asset Impairments	-	-	(5,345,309)	-

Liability write-off gains
Accounts payable and other accrued liabilities	-	-	4,157	-
Other payables	9,842	-	9,842	-
Chargeback reserve	-	-	831,725	-
Current portion of leases payable	-	-	134,517	-
Total liability write-off gains	9,842	-	980,241	-

Discontinued operations net asset and liability impairments / write-offs gains and (losses)	9,842	-	(4,365,068)	-

Net gains and (losses) from recoveries and impairments / write-offs from discontinued operations assets and liabilities	2,909,842	-	(1,465,068)	-

Gain (loss) from discontinued operations before tax	2,814,445	(164,338)	(1,846,048)	(211,496)

Consolidated statement of operations - Income (loss) from discontinued operations before tax	$2,814,445	$(164,338)	$(1,846,048)	$(211,496)

Recently Issued Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table rolls forward the Company’s goodwill balance for the periods ended June 30, 2023, and December 31, 2022, adjusted for discontinued operations.

Goodwill
December 31, 2021	$10,050,277
Goodwill recognized in connection with Barra acquisition on April 26, 2022	4,236,822
December 31, 2022	14,287,099
June 30, 2023	$14,287,099

For the year ended December 31, 2022, due to a declining market capitalization attributed to Medigap’s performance, the Company performed a goodwill impairment test utilizing the Market Approach – Traded Market Value Method, concluding that the Company’s fair value and resultant net assets, implied a goodwill balance of $19,100,000 versus our goodwill balance prior to write-down of $33,400,000. Thus, the Company recognized a goodwill impairment loss of $14,373,374. As of June 30, 2023, the Company recognized an additional goodwill impairment of $4,825,634 upon the abandonment of Medigap.

The following table rolls forward the Company’s goodwill balance for the periods ended June 30, 2023, and December 31, 2022 inclusive of discontinued operations.

Goodwill
December 31, 2021	$10,050,277
Goodwill recognized in connection with Medigap acquisition	19,199,008
Goodwill recognized in connection with Barra acquisition	4,236,822
Goodwill impairment (Medigap) during the year-ended December 31, 2022	(14,373,374)
December 31, 2022	19,112,733
Goodwill impairment (Medigap) during the six months ended June 30, 2023	(4,825,634)
June 30, 2023	$14,287,099

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of June 30, 2023:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	2.0	$1,807,187	$(1,144,749)	$662,438
Internally developed software	3.7	1,783,837	(464,372)	1,319,465
Customer relationships	8.5	11,922,290	(2,635,325)	9,286,965
Purchased software	0.3	667,206	(600,937)	66,269
Video production assets	-	50,000	(50,000)	-
Non-competition agreements	1.4	3,504,810	(2,531,250)	973,560
		$19,735,330	$(7,426,633)	$12,308,697

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2022:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	4.4	$1,806,188	$(969,241)	$836,947
Internally developed software	4.1	1,635,178	(287,990)	1,347,188
Customer relationships	9.0	11,922,290	(2,076,086)	9,846,204
Purchased software	0.4	665,137	(581,497)	83,640
Video production assets	-	50,000	(50,000)	-
Non-competition agreements	1.9	3,504,810	(2,179,420)	1,325,390
Total		$19,583,603	$(6,144,234)	$13,439,369

The following table reflects expected amortization expense as of June 30, 2023, for each of the following five years and thereafter:

Years ending December 31,	Amortization Expense
2023 (remainder of year)	$1,279,911
2024	2,190,466
2025	1,796,510
2026	1,527,816
2027	1,194,592
Thereafter	4,319,402
Total	$12,308,697

NOTE 3. LONG-TERM DEBT AND SHORT-TERM FINANCINGS

Long-Term Debt

The composition of the long-term debt follows:

	June 30, 2023	December 31, 2022

Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, variable interest of Prime Rate plus 2.5%, maturing August 2028, net of deferred financing costs of $11,279 and $12,388 as of June 30, 2023 and December 31, 2022, respectively	$398,734	$426,883
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, variable interest of Prime Rate plus 1.5%, maturing December 2028, net of deferred financing costs of $13,800 and $15,076 as of June 30, 2023 and December 31, 2022, respectively	649,875	693,682
Oak Street Funding LLC Term Loan for the acquisition of SWMT, variable interest of Prime Rate plus 2.0%, maturing April 2029, net of deferred financing costs of $8,469 and $9,206 as of June 30, 2023 and December 31, 2022, respectively	742,833	788,596
Oak Street Funding LLC Term Loan for the acquisition of FIS, variable interest of Prime Rate plus 2.0%, maturing May 2029, net of deferred financing costs of $33,935 and $36,843 as of June 30, 2023 and December 31, 2022, respectively	1,874,813	1,987,846
Oak Street Funding LLC Term Loan for the acquisition of ABC, variable interest of Prime Rate plus 2.0%, maturing September 2029, net of deferred financing costs of $38,889 and $42,129 as of June 30, 2023 and December 31, 2022, respectively	3,076,800	3,249,575
Oak Street Funding LLC Term Loan for the acquisition of Barra, variable interest of Prime Rate plus 2.5%, maturing May 2032, net of deferred financing costs of $187,475 and $198,188 as of June 30, 2023 and December 31, 2022, respectively	6,297,846	6,321,812
	13,040,901	13,468,394
Less: current portion	(1,329,121)	(1,118,721)
Long-term debt	$11,711,780	$12,349,673

Oak Street Funding LLC – Term Loans and Credit Facilities

Fiscal year ending December 31,	Maturities of Long-Term Debt
2023 (remainder of year)	$647,062
2024	1,401,013
2025	1,560,173
2026	1,733,052
2027	1,925,105
Thereafter	6,068,494
Total	13,334,899
Less: debt issuance costs	(293,998)
Total	$13,040,901

Short-Term Financings

The Company has various short-term notes payable for financed items such as insurance premiums and CRM software purchases. These are normally paid in equal installments over a period of twelve months or less and carry interest rates ranging between 0% and 8% per annum. As of June 30, 2023 and 2022, respectively, approximately $195,000 and $377,000 remained outstanding on short-term financings.

NOTE 4. WARRANT LIABILITIES

Series B Warrants

Pursuant to the terms of the SPA, during the quarter ended June 30, 2023, the Series B Warrants’ effective exercise price reset to $2.63. As of June 30, 2023, there remain 1,331,667 Series B Warrants outstanding.

For the three and six months ended June 30, 2023, net fair value gains and losses recognized for the Series B Warrants were a loss of $1,584,684 and a gain of $2,642,267, respectively. For the three and six months ended June 30, 2022, net fair value gains and losses recognized for the Series B Warrants were gains of $12,322,737 and $24,748,163, respectively, presented in the recognition and change in fair value of warrant liabilities account in the consolidated statements of operations. The Series B Warrant liability outstanding as of June 30, 2023 and December 31, 2022 was $3,741,984 and $6,384,250 respectively, presented in the warrant liability account on the consolidated balance sheets.

Placement Agent Warrants

For the three and six months ended June 30, 2023, net fair value gains and losses recognized for the Placement Agent Warrants (“PAW”) were, a loss of $7,825 and a gain of $31,456, respectively. For the three and six months ended June 30, 2022, net fair value gains recognized for the PAW were $310,514 and losses of $268,948, respectively, presented in the recognition and change in fair value of warrant liabilities account in the consolidated statements of operations. The PAW liability outstanding as of June 30, 2023 and December 31, 2022 was $17,444 and $48,900, respectively, presented in the warrant liability account on the consolidated balance sheets.

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

In January 2023, the Company issued 109,358 shares of the Company’s common stock to settle two earn-out liabilities.

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

In March 2023, Yes Americana, a related party, converted $645,000 of outstanding debt into 66,743 shares of the Company’s common stock. The conversion considered the fair market value of the stock on the day of conversion of $9.67 for the total of 66,743 shares.

In March 2023, the Company issued 155,038 shares of the Company’s common stock in conjunction with the Private Placement-2023 as defined and discussed further below.

During the second quarter of 2023, the Company issued 112,557 shares of the Company’s common stock in lieu of services provided.

In May 2023, the Company issued 352,260 shares of the Company’s common stock to settle an earn-out liability.

In May 2023, the Company issued 22,219 shares of the Company’s common stock pursuant to vested restricted stock awards earned by agents through an equity-based compensation program at one of the Company’s subsidiaries.

As of June 30, 2023 and December 31, 2022, there were 2,053,084 and 1,219,573 shares of Common Stock outstanding, respectively.

Warrants

Series A Warrants

In conjunction with the Company’s initial public offering, the Company issued 138,000 Series A Warrants which were classified as equity warrants because of provisions, pursuant to the warrant agreement, that permit the holder obtain a fixed number of shares for a fixed monetary amount. The warrants are standalone equity securities that are transferable without the Company’s consent or knowledge. The warrants were recorded at a value per the offering of $0.15. The warrants may be exercised at any point from the effective date until the 5-year anniversary of issuance and are not subject to standard antidilution provisions. After taking into account warrant exercises, there were 113,000 Series A warrants outstanding as of June 30, 2023 and December 31, 2022.

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

Equity-based Compensation

During the six month period ended June 30, 2023, an executive was awarded an annual stock award in conjunction with a promotion agreement, consisting of 2,667 shares of the Company’s common stock per annum, to vest monthly throughout the term of employment. For the three and six months ended June 30, 2023, total stock compensation for this award was valued at approximately $5,601, and $11,443, respectively, recorded as stock-based compensation.

Total stock-based compensation expense recorded in general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 was $35,367 and $79,163, respectively.

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

The following calculates basic and diluted EPS:

	Three Months	Three Months
	Ended	Ended
	June 30, 2023	June 30, 2022
(Loss) income from continuing operations, numerator, basic and diluted computation	$(3,869,732)	$10,660,028

Weighted average common shares, basic	2,716,512	1,069,157
Effect of series B warrants	-	-
Effect of stock awards	-	2,128
Effect of preferred stock	-	147,939
Weighted average common shares, dilutive	2,716,512	1,219,224
(Loss) earnings per common share – basic	$(1.42)	$9.97
(Loss) earnings per common share – diluted	$(1.42)	8.74

	Six Months	Six Months
	Ended	Ended
	June 30, 2023	June 30, 2022
(Loss) income from continuing operations	$(997,776)	$20,047,189
Deemed dividend	-	(6,930,335)
Net income continuing operations, numerator, basic computation	(997,776)	13,116,854
Recognition and change in fair value of warrant liabilities	-	(26,625,915)
Net loss continuing operations, numerator, diluted computation	$(997,776)	$(13,509,061)

Weighted average common shares, basic	2,138,444	1,025,108
Effect of series B warrants	-	43,128
Weighted average common shares, dilutive	2,138,444	1,068,236
Loss per common share – basic	(0.47)	12.80
Loss per common share – diluted	$(0.47)	$(12.65)

The reversal of the gain on the change fair value of the Series B warrant liability for the six months June 30, 2022 is included in the numerator of the dilutive EPS calculation to eliminate the effects the warrants as the impact is dilutive.

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Shares subject to outstanding common stock options	10,928	10,928
Shares subject to outstanding Series A warrants	113,000	113,000
Shares subject to outstanding Series F warrants	2,105,264	-
Shares subject to placement agent warrants	52,632	-
Shares subject to unvested stock awards	3,471	-
Shares subject to conversion of Series B preferred stock	-	-
Shares subject to warrant liability	-	668,299

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Shares subject to outstanding common stock options	10,928	10,928
Shares subject to outstanding Series A warrants	113,000	113,000
Shares subject to outstanding Series F warrants	2,105,264	-
Shares subject to placement agent warrants	52,632	-
Shares subject to unvested stock awards	3,471	4,621
Shares subject to conversion of Series B preferred stock	-	147,939
Shares subject to warrant liability	-	-

NOTE 7. LEASES

Operating lease expense for the three months ended June 30, 2023 and 2022 was $123,326 and $111,900, respectively. Operating lease expense for the six months ended June 30, 2023 and 2022 was $239,296 and $219,223 respectively. As of June 30, 2023, the weighted average remaining lease term and weighted average discount rate for the operating leases were 3.89 years and 6.20% respectively.

Future minimum lease payment under these operating leases consisted of the following:

Period ending June 30, 2023	Operating Lease Obligations
2023	$216,833
2024	357,688
2025	166,384
2026	113,738
2027	117,150
Thereafter	151,052
Total undiscounted operating lease payments	1,122,845
Less: Imputed interest	116,127
Present value of operating lease liabilities	$1,006,718

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of June 30, 2023 and December 31, 2022. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Earn-out liabilities

The following outlines changes to the Company’s earn-out liability balances for the respective periods ended June 30, 2023 and December 31, 2022:

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2022	$667,000	$500,000	$834,943	$147,535	$560,000	$2,709,478
Changes due to payments	$(1,433,700)	$(250,000)	$(929,168)	$(147,535)	-	(2,760,403)
Changes due to fair value adjustments	766,700	150,000	94,225	-	9,000	1,019,925
Ending balance June 30, 2023	$-	$400,000	$-	$-	$569,000	$969,000

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2021	$515,308	$615,969	$992,868	$1,689,733	$-	$3,813,878
Changes due to business combinations	-	-	-	-	600,000	600,000
Changes due to payments	(34,430)	(326,935)	(84,473)	(1,259,087)	-	(1,704,925)
Changes due to fair value adjustments	186,122	210,966	(73,452)	(283,111)	(40,000)	525
Ending balance December 31, 2022	$667,000	$500,000	$834,943	$147,535	$560,000	$2,709,478

NOTE 9. RELATED PARTY TRANSACTIONS

On September 13, 2022, the Company issued a promissory note to YES Americana Group, LLC (“Americana”) a related party entity beneficially owned by the Company’s Chief Executive Officer, for the principal sum of $1,500,000 (the “Note”), accruing monthly interest of 5% per annum beginning nine months after Note issuance. On February 7, 2023 , the Company and Americana entered into an amendment to the Note pursuant to which (i) the principal amount of the Note was increased to $1,845,000, (ii) the maturity date of the Note was amended to January 15, 2026, (iii) the interest rate under the Note shall not increase after the maturity date, and (iv) the Note can be converted at any time, at the option of Americana, into shares of the Company’s common stock, par value $0.086 per share at an agreed upon conversion price.

On February 13, 2023, Americana effectuated a conversion of $645,000 of the Note into 66,743 shares of the Company’s common stock, $0.086 par value per share, in accordance with the terms of the Amendment. In addition, during the month of March 2023 the Company repaid to Americana $400,000. During the months of April and June of 2023 the company repaid to Americana an additional $230,000. As of June 30, 2023 and December 31, 2022 respectively, the balance owed to Americana was $570,000 and $1,500,000, reclassified and recorded in the convertible debt, related parties, less current portion account in the condensed consolidated balance sheets.

The Company has amounts payable to Reliance Global Holdings, LLC, a related party beneficially owned by the Company’s Chief Executive Officer stemming from funds loaned to the Company for various subsidiary acquisitions. These loans do not bear interest and there is no term. Repayment will be made at the Company’s discretion. The open balance is considered non-current and classified to the related parties, less current portion account in the condensed consolidated balance sheets with open balances of $25,479 and $100,724 as of June 30, 2023 and December 31, 2022, respectively.

The Company incurred a payable of $200,000 to an employee for a software purchased in July of 2019. The payable was issued with a $27,673 discount, utilizing a 7.5% discount rate. There are monthly payment terms of $4,167 through June 2024, the date of final settlement. The balance is carried at present value on the condensed consolidated balance sheets. The Company classifies amounts planned to be settled within twelve months from the balance sheet date to current liabilities. Accordingly, the Company presents current balances of $47,249 in the current portion of loans payables, related parties account in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. Non-current amounts are classified to the loans payable, related parties, less current portion account in the condensed consolidated balance sheets and amounted to $0 and $21,541 as of June 30, 2023, and December 31, 2022, respectively. Amortization expense to bring the payable to present value for the three and six months ended June 30, 2023 respectively, was $1,730 and $3,459, and is classified to the interest expense, related parties account in the condensed consolidated statements of operations.

Pursuant to the first amendment to the April 26, 2022 asset purchase agreement between the Company and Barra & Associates, LLC, a related party entity beneficially owned by a senior vice president of the Company, the Company agreed to pay a deferred purchase price (the “DPP”) of $1,375,000 by January 31, 2023, and all amounts unpaid thereafter will accrue interest at a rate of 1.5% per month until paid. The Company intends to fully repay all unpaid amounts inclusive of interest over the next twenty-four months. The Company classifies amounts planned to be settled within twelve months from the balance sheet date to current liabilities. Accordingly, the Company reclassifies and presents current balances of $825,000 and $1,375,000 respectively, in the current portion of loans payables, related parties account in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. Non-current amounts are classified to the loans payable, related parties, less current portion account in the condensed consolidated balance sheets and amounted to $281,916 and $0 as of June 30, 2023, and December 31, 2022 respectively. Interest expense for the three and six months ended June 30, 2023 respectively, was $49,423 and $89,170, recorded to interest expense, related parties in the condensed consolidated statements of operations.

NOTE 10. INVESTMENT IN NSURE

During April 2023, the Company sold its remaining 262,684 of NSURE shares to unaffiliated third parties, receiving the shares’ cost basis and cash proceeds of $900,000. The Company’s remaining NSURE share balance as of June 30, 2023, was zero.

NOTE 11. SUBSEQUENT EVENTS

Pursuant to the terms of the SPA, on July 7, 2023, the Series B Warrants’ effective exercise price reset to $2.50, and on July 14, 2023, 165,000 Series B Warrants were exercised into 73,264 shares of common stock in a cashless exercise. Accordingly, the adjusted balance of Series B Warrants outstanding as of the exercise date is 1,166,667.

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

As part of our growth and acquisition strategy, we continue to survey the current insurance market for value-add acquisition opportunities. As of June 30, 2023, we have acquired nine insurance agencies, including both affiliated and unaffiliated companies and long term, we seek to conduct all transactions and acquisitions through our direct operations.

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

Business Trends and Uncertainties

The insurance intermediary business is highly competitive, and we actively compete with numerous firms for customers and insurance companies, many of which have relationships with insurance companies, or have a significant presence in niche insurance markets that may give them an advantage over us. Other competitive concerns may include the quality of our products and services, our pricing and the ability of some of our customers to self-insure and the entrance of technology companies into the insurance intermediary business. Several insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers.

Financial Instruments

The Company’s financial instruments as of June 30, 2023, consist of derivative warrants. These are accounted at fair value as of inception/issuance date, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, (non-cash) gain or loss.

Insurance Operations

Our insurance operations focus on the acquisition and management of insurance agencies throughout the U.S. Our primary focus is to pinpoint undervalued wholesale and retail insurance agencies with operations in growing or underserved segments (including healthcare and Medicare, as well as personal and commercial insurance lines). We then focus on expanding their operations on a national platform and improving operational efficiencies to achieve asset value appreciation while generating interim cash flows. In the insurance sector, our management team has over 100 years of experience acquiring and managing insurance portfolios in several states, as well as developing specialized programs targeting niche markets. We plan to accomplish these objectives by acquiring wholesale and retail insurance agencies it deems to represent a good buying opportunity (as opposed to insurance carriers) as insurance agencies bear no insurance risk. Once acquired, we plan to develop them on a national platform to increase revenues and profits through a synergetic structure. The Company is initially focused on segments that are underserved or growing, including healthcare and Medicare, as well as personal and commercial insurance lines.

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

Second Amendment to Fortman Purchase Agreement

As previously disclosed, the Company, Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (collectively, the “Parties”) entered into a purchase agreement on or around May 1, 2019 (the “Purchase Agreement”), whereby the Company purchased the business and certain assets noted within the Purchase Agreement. On May 18, 2023, the Parties entered into that certain second amendment to the Purchase Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Parties agreed to a total remaining balance of $716,850 owed to both Jonathan Fortman and Zachary Fortman under the Purchase Agreement for a combined total amount owed of $1,433,700. In satisfaction of such remaining balances, the Company agreed to issue 176,130 shares of the Company’s restricted common stock, par value $0.086 per share (the “Common Stock”), to both Jonathan Fortman and Zachary Fortman (collectively, the “Shares”), for a total issuance of 352,260 shares of Common Stock. Following the issuance of the Shares, the Company’s issued and outstanding Common Stock count will be 1,983,308. If the Nasdaq official closing price of the Common Stock is less than $4.07 on November 18, 2023, then the Company shall pay both Jonathan Fortman and Zachary Fortman an amount equal to the Make-Up Payment (as defined herein) within 15 business days thereafter. Pursuant to the Second Amendment, the “Make-Up Payment” means an amount in cash equal to $616,850 minus First Holder Shares Value (as defined herein) to Jonathan Fortman, and $616,850 minus Second Holder Shares Value (as defined herein) to Zachary Fortman. Further, under the Second Amendment, the “First Holder Shares Value” and “Second Holder Shares Value” means 176,130 and 176,130 respectively (subject to appropriate adjustments for any stock dividend, stock split, stock combination, rights offerings, reclassification or similar transaction that proportionately decreases or increases the Common Stock) multiplied by the Nasdaq official closing price of the Common Stock on November 18, 2023.

Settlement Agreement

On June 30, 2023, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) by and between the Company, Medigap Healthcare Insurance Agency, LLC, a wholly owned subsidiary of the Company (the “Agency” and together with the Company, the “Reliance Parties”), Pagidem, LLC f/k/a Medigap Healthcare Insurance Company, LLC (“Pagidem”), Joseph J. Bilotti, III (together with Pagidem, the “Bilotti Parties”), Kyle Perrin, Zachary Lewis, T65 Health Insurance Solutions, Inc. f/k/a T65 Health Solutions, Inc. (“T65”), and Seniors First Life, LLC (collectively with Mr. Lewis and T65, the “Lewis Parties”).

The Company, Pagidem, and Mr. Bilotti previously entered into that certain Asset Purchase Agreement dated December 21, 2021 (the “APA”), pursuant to which the Company acquired, and the Bilotti Parties sold, certain assets and liabilities of Pagidem to the Company. As part of the transactions contemplated by the APA, the Company entered into that certain Employment Agreement, dated as of January 10, 2022, by and between the Company and Mr. Perrin (the “Employment Agreement”). The Company later assigned the assets and liabilities it acquired pursuant to the APA, and the Employment Agreement, to Agency. Mr. Perrin previously served as the Chief Operating Officer and Chief Executive Officer of Agency pursuant to the Employment Agreement. The Company and Mr. Lewis entered into that certain Non-Disclosure Agreement, effective as of January 24, 2022 (the “NDA”).

The Company, pursuant to the APA, previously filed a claim with the American Arbitration Association (“AAA”), Case No. 01-23-0002-3404 (the “Bilotti Arbitration”), wherein the Company purports to assert claims against the Bilotti Parties for fraudulent inducement, intentional and negligent misrepresentation, breach of contract, breach of restrictive covenants, conversion, civil theft, tortious interference, and conspiracy (the “Bilotti Claim”). The Company also filed, pursuant to the Employment Agreement, a claim with the AAA, Case No. 01-23-0002-2048(the “Perrin Arbitration”), wherein the Company purports to assert claims against Mr. Perrin for conversion, civil conspiracy, fraud, breach of fiduciary duty, and breach of duty of loyalty and good faith. (the “Perrin Claim”). In the Perrin Arbitration, Mr. Perrin filed counterclaims against the Company for breaches of employment agreement, unjust enrichment, and breach of the covenant of good faith and fair dealing (the “Perrin Counterclaim”).

The Reliance Parties have filed a complaint in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2023-CA-010777-XXXXMB, Div. AA (the “Lewis Litigation,” and collectively with the Bilotti Arbitration and the Perrin Arbitration, the “Medigap Disputes”), wherein the Reliance Parties purport to assert claims against the Lewis Parties for tortious interference with business relationship, civil conspiracy, breach of contract, conversion, and unjust enrichment (the “Lewis Claim”).

The parties to the Settlement Agreement have each disputed and continue to dispute the claims asserted and allegations made against them.

United Insurance Group Agency, Inc. and/or LTC Global, Inc. or those entities’ assignees, affiliates, subsidiaries, partners or parent companies (collectively, the “Factor”), allege the Reliance Parties owe the Factor a debt, which the Reliance Parties dispute.

Pursuant to the terms of the Settlement Agreement, the Medigap Parties agreed to pay to the Company an amount equal to $2,900,000 (the “Settlement Payment”) within five business days of the effective date of the Settlement Agreement. The Company received the Settlement Payment on July 6, 2023.

Upon receipt of the Settlement Payment, the Reliance Parties agreed to release and discharge each and all of the Bilotti Parties, Mr. Perrin, and the Lewis Parties, and each of their present and former agents, servants, or employees, members, owners, shareholders, officers, managers, partners, directors, trustees, representatives, attorneys, contractors, predecessor and successor entities and assigns, parents, subsidiaries and affiliates (collectively, the “Medigap Released Parties”) of and from any and all past, existing, and/or future suits, liabilities, claims, demands, fees, costs, expenses, payments, judgments, damages, actions and rights or causes of action of any kind or nature, from the beginning of the world to the effective date of the Settlement Agreement, including but not limited to (A) any matters that were or could have been alleged in the: (i) the Bilotti Arbitration; (ii) the Perrin Arbitration; (iii) the Lewis Litigation; and (B) (i) any and all claims to additional money, distributions, or compensation of any kind from the Medigap Released Parties; provided, however, that nothing in the Settlement Agreement will serve to release any claims the Reliance Parties may have against the Factor.

In addition, upon receipt of the Settlement Payment, the Medigap Parties agreed to release and discharge each and all of the Reliance Parties, and each of their present and former agents, servants, or employees, members, owners, shareholders, officers, managers, partners, directors, trustees, representatives, attorneys, contractors, predecessor and successor entities and assigns, parents, subsidiaries and affiliates (collectively, the “Reliance Released Parties”) of and from any and all past, existing, and/or future suits, liabilities, claims, demands, fees, costs, expenses, payments, judgments, damages, actions and rights or causes of action of any kind or nature, from the beginning of the world to the effective date of the Settlement Agreement, including but not limited to (A) any matters that were or could have been alleged in the: (i) the Bilotti Arbitration; (ii) the Perrin Arbitration; (iii) the Lewis Litigation; and (B) (i) any and all claims to additional money, distributions, or compensation of any kind from the Medigap Released Parties.

Also, pursuant to the terms of the Settlement Agreement, Mr. Perrin agreed to release the Reliance Parties from all claims arising under any federal, state or local law or statute, including without limitation, the Fair Labor Standards Act, the Americans with Disabilities Act, the Age Discrimination in Employment Act, the Family Medical Leave Act, Title VII of the Civil Rights Act of 1964, Employee Retirement Income Security Act, the Equal Pay Act, the Worker Adjustment and Retraining Notification Act, the law of contract and tort, any claim for attorneys’ fees, claims for unpaid wages or other employment compensation, and claims of personal injury, including mental and physical pain and suffering or intentional infliction of emotional distress. Additionally, Mr. Perrin expressly waived any right to recover any type of personal relief from the Reliance Parties, including monetary damages or reinstatement, in any administrative action or proceeding, whether state or federal, and whether brought by Mr. Perrin or on his behalf by an administrative agency, related in any way to the matters herein.

Pursuant to the terms of the Settlement Agreement, all of the parties thereto agreed that, upon receipt of the Settlement Payment by the Reliance Parties, they would discharge any obligations under the APA, the Employment Agreement, the NDA and all ancillary documents and agreements referenced or contemplated therein. In addition, within five business days of receipt of the Settlement Payment: (i) the Company will cause the Bilotti Arbitration to be dismissed, with prejudice; (ii) the Reliance Parties and Mr. Perrin will cause the Perrin Arbitration to be dismissed, with prejudice; and (iii) the Reliance Parties will cause the Lewis Litigation to be dismissed, with prejudice.

Results of Operations

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

The following table sets forth our revenue and operating expenses for each of the years presented.

	June 30, 2023	June 30, 2022
Revenue
Commission income	$3,195,905	2,847,149
Total revenue	3,195,905	2,847,149

Operating expenses
Commission expense	822,274	662,932
Salaries and wages	1,742,697	1,637,412
General and administrative expenses	1,703,811	1,630,169
Marketing and advertising	109,860	(4,844)
Depreciation and amortization	655,449	694,440
Total operating expenses	5,034,091	4,620,109

Loss from operations	(1,838,186)	(1,772,960)

Other income (expense)
Other expense, net	(439,037)	(200,263)
Recognition and change in fair value of warrant liabilities	(1,592,509)	12,633,251
Total other income (expense)	(2,031,546)	12,432,988

Income from continuing operations	$(3,869,732)	10,660,028
Loss from discontinued operations	2,814,445	(164,337)
Net (loss) income	(1,055,287)	10,495,691

Revenues

The Company’s revenue is primarily comprised of commissions paid by insurance carriers or their representatives related to insurance plans that have been purchased by a member who used our services. We define a member as an individual or entity currently covered by an insurance plan, including individual and family, Medicare-related, small business, and ancillary plans, as well as property and casualty coverage, including auto, home and life, for which the Company is entitled to receive compensation from an insurance carrier.

The Company had revenues of approximately $3.2 million for the three months ended June 30, 2023, as compared to approximately $2.8 million for the three months ended June 30, 2022. The increase of approximately $349 thousand or 12% is primarily driven by organic growth and the addition of RELI Exchange.

Commission expense

The Company had total commission expense of approximately $822 thousand for the three months ended June 30, 2023, compared to approximately $663 thousand for the three months ended June 30, 2022. The increase of approximately $159 thousand or 24% is primarily driven by organic growth and the addition of RELI Exchange.

Salaries and wages

The Company reported approximately $1.7 million of salaries and wages expense for the three months ended June 30, 2023, compared to approximately $1.6 million for the three months ended June 30, 2022. The increase of approximately $105 thousand or 6% is a result of the Company’s growth driven by expanded operations.

General and administrative expenses

The Company had total general and administrative expenses of approximately $1.7 million for the three months ended June 30, 2023, as compared to approximately $1.6 million for the three months ended June 30, 2022. The increase in expense of approximately $74 thousand or 5% is a result of the Company’s growth driven by expanded operations.

Marketing and advertising

The Company reported approximately $110 thousand of marketing and advertising expense for the three months ended June 30, 2023 compared to approximately a credit of approximately $5 thousand for the three months ended June 30, 2022. The 2022 credit is comprised of marketing expense of $29,663 and marketing allowances received, totaling $(34,506) which net to $4,844. The net increase of approximately $115 thousand is a result of increased branding and outreach efforts to achieve greater industry presence as well as marketing allowances received in 2022 to offset marketing expense but not received in 2023.

Depreciation and amortization

The Company reported approximately $655 thousand of depreciation and amortization expense for the three months ended June 30, 2023 compared to approximately $694 thousand for the three months ended June 30, 2022. The decrease of approximately $39 thousand or 6% is primarily a result of fully depreciated assets no longer incurring amortization charges.

Other income and expense

The Company reported approximately $2 million of other expense for the three months ended June 30, 2023 compared to approximately $12 million of other income for the three months ended June 30, 2022. The decrease of approximately $14 million is attributable primarily to the change in fair value of warrant liabilities, offset by interest expense.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

The following table sets forth our revenue and operating expenses for each of the periods presented.

	June 30, 2023	June 30, 2022
Revenue
Commission income	$7,135,008	5,905,846
Total revenue	7,135,008	5,905,846

Operating expenses
Commission expense	1,905,600	1,448,543
Salaries and wages	3,454,794	3,269,225
General and administrative expenses	3,062,066	3,963,964
Marketing and advertising	246,432	84,686
Depreciation and amortization	1,309,227	1,263,440
Total operating expenses	9,978,119	10,029,858

Loss from operations	(2,843,111)	(4,124,012)

Other income (expense)
Other expense, net	(828,388)	(308,014)
Recognition and change in fair value of warrant liabilities	2,673,723	24,479,215
Total other income (expense)	1,845,335	24,171,201

Income from continuing operations	$(997,776)	20,047,189
Loss from discontinued operations	(1,846,048)	(211,497)
Net (loss) income	(2,843,824)	19,835,692

Revenues

The Company had revenues of approximately $7.1 million for the six months ended June 30, 2023, as compared to approximately $5.9 million for the six months ended June 30, 2022. The increase of approximately $1.2 million or 21% is primarily driven by organic growth and the addition of RELI Exchange.

Commission expense

The Company had total commission expense of approximately $1.9 million for the six months ended June 30, 2023, compared to approximately $1.4 million for the six months ended June 30, 2022. The increase of approximately $457 thousand or 32% is primarily driven by organic growth and the addition of RELI Exchange.

Salaries and wages

The Company reported approximately $3.5 million of salaries and wages expense for the six months ended June 30, 2023, compared to approximately $3.3 million for the six months ended June 30, 2022. The increase of approximately $186 thousand or 6% is a result of the Company’s growth driven by expanded operations.

General and administrative expenses

The Company had total general and administrative expenses of approximately $3.1 million for the six months ended June 30, 2023, as compared to approximately $4.0 million for the six months ended June 30, 2022. The decrease in expense of approximately $902 thousand or 23% is a result of the Company’s focus on leaner operations and the implementation of cost-cutting measures.

Marketing and advertising

The Company reported approximately $246 thousand of marketing and advertising expense for the six months ended June 30, 2023, compared to approximately $85 thousand for the six months ended June 30, 2022. The increase of approximately $162 thousand or 191% is a result of the Company increasing its branding and outreach efforts to achieve greater industry presence as well as marketing allowances received in 2022 to offset marketing expense but not in 2023.

Depreciation and amortization

The Company reported approximately $1.30 million of depreciation and amortization expense for the six months ended June 30, 2023, compared to approximately $1.26 million for the six months ended June 30, 2022. The increase of approximately $46 thousand or 4% is primarily a result of our acquired tangible and intangible assets through business combinations.

Other income and expense

The Company reported approximately $1.8 million of other income for the six months ended June 30, 2023, compared to approximately $24.2 million of other income for the six months ended June 30, 2022. The decrease of approximately $22.3 million or 92% is attributable primarily to the change in the fair value of warrant liabilities, offset by interest expense.

Liquidity and capital resources

As of June 30, 2023, we had a cash balance of approximately $2.7 million and working capital of approximately $2.3 million, compared with a cash balance of approximately $1.9 million and working capital deficit of approximately $4.6 million at December 31, 2022. The improved working capital is primarily attributable to cash proceeds from the issuance of stock with a private placement, other receivables related to discontinued operations recoveries, and the repayment of liabilities.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact to pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(2,007,101)	$(1,311,411)
Net cash provided and used in investing activities	735,128	(24,625,929)
Net cash provided by financing activities	2,042,460	25,714,021
Net increase in cash, cash equivalents, and restricted cash	$770,487	$(223,319)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was approximately $2.0 million, compared to net cash flows used in operating activities of approximately $1.3 million for the six months ended June 30, 2022. The cash used includes net loss of approximately $2.8 million, increased by approximate non-cash adjustments of $2.0 million principally related to a loss of recognition and change in fair value of warrant liabilities of $2.7 million, offset by earn-out fair value adjustments and depreciation and amortization of $1.0 million and $1.2 million, respectively, as well as a net decrease in cash due to changes of net working capital items in the amount of $274 thousand and offset by net cash adjustments for discontinued operating activities of $1.0 million.

Investing Activities

During the six months ended June 30, 2023, cash flows provided in investing activities approximated $735 thousand compared to cash flows used in investing activities of approximately $24.6 million for the six months ended June 30, 2022. The cash provided is primarily related to the sale of the Company’s shares in NSURE stock. Total proceeds received in 2023 were $900,000.

Financing Activities

During the six months ended June 30, 2023, approximate cash provided by financing activities was $2.0 million as compared to approximately $25.7 million for the six months ended June 30, 2022. Net cash provided by financing activities primarily relates to proceeds from private placement offerings of approximately $3.4 million, offset by net debt principal proceeds and repayments of $451 thousand, related party loan repayments of $650 thousand, and earn out payments of $344 thousand.

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

During fiscal year 2022, the Company determined it had a material weakness in its disclosure controls and procedures relating to earnings per share (“EPS”). During the quarters ended March 31 and June 30, 2023, the Company mitigated the deficiency by consulting with qualified advisors that have in-depth EPS expertise. These advisors assisted the Company in the calculations and disclosures of EPS for the three and six months ended June 30, 2023.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, and concluded that they were not effective as of June 30, 2023 due to the material weakness discussed above.

Changes in Internal Control over Financial Reporting

During fiscal year 2022, the Company retained subject matter expert advisors to prepare the accounting and disclosures over Earnings per Share. These advisors assisted the Company in the calculations and disclosures of EPS for the three and six months ended June 30, 2023. Aside for the foregoing, there have been no other changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of June 30, 2023. Litigation relating to the insurance brokerage industry is not uncommon. As such we, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this Form 10-K.

Exhibit No.	Description

10.1	Second Amendment to the Purchase Agreement, dated as of May 18, 2023, by and between Reliance Global Group, Inc., Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2023).

10.2	Confidential Settlement and Mutual General Release Agreement, dated as of June 30, 2023, by and among the registrant, Medigap Healthcare Insurance Agency, LLC, Pagidem, LLC f/k/a Medigap Healthcare Insurance Company, LLC, Joseph J. Bilotti, III, Kyle Perrin, Zachary Lewis, T65 Health Insurance Solutions, Inc. f/k/a T65 Health Solutions, Inc., and Seniors First Life, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reliance Global Group, Inc.

Date:	August 10, 2023	By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer
(principal executive officer)

Date:	August 10, 2023	By:	/s/ Joel Markovits
Joel Markovits
Chief Financial Officer
(principal financial officer and principal accounting officer)

