Form 10-Q
period 2023-09-30
Reliance Global Group, Inc.
filed 2023-11-13
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☐ No ☒

At November 13, 2023, the registrant had 2,473,859 shares of common stock, par value $0.086 per share, outstanding.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$1,777,348	$505,410
Restricted cash	1,409,909	1,404,359
Accounts receivable	1,190,780	994,321
Accounts receivable, related parties	21,078	18,292
Other receivables	813	11,464
Prepaid expense and other current assets	299,522	245,535
Current assets - discontinued operations	-	85,998
Total current assets	4,699,450	3,265,379
Property and equipment, net	145,962	162,767
Right-of-use assets	878,672	1,018,952
Investment in NSURE, Inc.	-	900,000
Intangibles, net	11,675,526	13,439,369
Goodwill	14,287,099	14,287,099
Other non-current assets	23,283	23,284
Other assets - discontinued operations	-	5,330,879
Total assets	$31,709,992	$38,427,729

Current liabilities:
Accounts payable and other accrued liabilities	$999,785	$951,382
Short term financing agreements	114,394	154,017
Current portion of loans payables, related parties	336,479	1,422,249
Other payables	64,101	101,113
Current portion of long-term debt	1,353,961	1,118,721
Current portion of leases payable	348,492	339,937
Current portion of earn-out liability	687,197	2,153,478
Current liabilities - discontinued operations	-	1,600,636
Total current liabilities	3,904,409	7,841,533

Loans payable, related parties, less current portion	258,785	122,266
Convertible debt, related parties, less current portion	161,855	1,500,000
Long term debt, less current portion	11,380,567	12,349,673
Leases payable, less current portion	561,041	714,068
Earn-out liability, less current portion	-	556,000
Warrant liabilities	1,580,380	6,433,150
Noncurrent liabilities - discontinued operations	-	-
Total liabilities	17,847,037	29,516,690
Stockholders’ equity:
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.086 par value; 133,333,333 shares authorized and 2,304,375 and 1,219,573 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	198,155	104,883
Additional paid-in capital	43,639,612	35,798,139
Accumulated deficit	(29,974,812)	(26,991,983)
Total stockholders’ equity	13,862,955	8,911,039
Total liabilities and stockholders’ equity	$31,709,992	$38,427,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenue
Commission income	$3,275,583	$2,821,768	$10,410,591	$8,727,614
Total revenue	3,275,583	2,821,768	10,410,591	8,727,614

Operating expenses
Commission expense	796,001	695,020	2,701,601	2,143,562
Salaries and wages	1,775,919	1,629,947	5,230,871	4,899,171
General and administrative expenses	1,368,126	1,117,027	4,430,177	5,080,991
Marketing and advertising	117,752	63,371	364,184	148,057
Depreciation and amortization	652,839	651,395	1,962,066	1,901,140
Total operating expenses	4,710,637	4,156,760	14,688,899	14,172,921

Loss from operations	(1,435,054)	(1,334,992)	(4,278,308)	(5,445,307)

Other income (expense)
Interest expense	(386,562)	(281,201)	(1,126,281)	(586,251)
Interest related parties	(32,475)	(1,730)	(125,104)	(5,189)
Other (expense) income, net	(310)	(4,909)	3,650	(4,414)
Recognition and change in fair value of warrant liabilities	1,715,397	7,919,315	4,389,120	32,398,530
Total other income	1,296,050	7,631,475	3,141,385	31,802,676

(Loss) income from continuing operations before tax	$(139,004)	6,296,483	$(1,136,922)	26,357,370
(Loss) income from discontinued operations before tax	-	(174,390)	(1,845,904)	(399,585)
Net (loss) income	(139,004)	6,122,093	(2,982,827)	25,957,784

Basic (loss) earnings per share
Continuing operations	$(0.05)	$5.44	$(0.47)	$18.16
Discontinued Operations	$-	$(0.15)	$(0.75)	$(0.37)
Basic (loss) earnings per share	$(0.05)	$5.29	$(1.22)	$17.79

Diluted (loss) earnings per share
Continuing operations	$(0.05)	$4.83	$(0.47)	$15.93
Discontinued operations	$-	$(0.14)	$(0.75)	$(0.33)
Diluted (loss) earnings per share	$(0.05)	$4.69	$(1.22)	$15.60

Weighted average number of shares outstanding - Basic	3,021,455	1,156,939	2,436,015	1,069,534
Weighted average number of shares outstanding - Diluted	3,021,455	1,304,878	2,436,015	1,219,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2022	-	$-	1,219,573	$104,883	$35,798,139	$-	$(26,991,983)	8,911,039

Common shares issued for earnout liabilities	-	-	109,358	9,404	973,074	-	-	982,478

Conversion of convertible debt, related parties	-	-	66,743	5,740	639,260	-	-	645,000

Round up of shares due to reverse split	-	-	15,336	1,300	(5,946)	-	-	(4,646)

Shares issued in 2023 private placement	-	-	155,038	13,333	3,433,151	-	-	3,446,484

Share-based compensation	-	-	-	-	43,797	-	-	43,797

Net loss	-	-	-	-	-	-	(1,788,538)	(1,788,538)

Balance, March 31, 2023	-	-	1,566,048	134,660	40,881,475	-	(28,780,521)	12,235,614

Common shares issued for services	-	-	112,557	9,681	368,314	-	-	377,995

Common shares issued for earnout liabilities	-	-	352,260	30,294	1,403,406	-	-	1,433,700

Shares issued for vested stock awards	-	-	22,219	1,911	(1,911)	-	-	-

Share-based compensation	-	-	-	-	35,367	-	-	35,367

Net loss	-	-	-	-	-	-	(1,055,287)	(1,055,287)

Balance, June 30, 2023	-	-	2,053,084	176,546	42,686,651	-	(29,835,808)	13,027,389

Common shares issued for earnout liabilities			174,610	15,016	463,356			478,372

Common shares issued for vested stock awards			3,017	259	3,510			3,769

Share-based compensation				-	27,779			27,779

Common shares issued for services			400	34	966			1,000

Series B warrant exercise			73,264	6,300	457,350			463,650

Net loss							(139,004)	(139,004)

Balance, September 30, 2023	-	-	2,304,375	198,155	43,639,612	-	(29,974,812)	13,862,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2021	-	$-	730,407	$62,815	$27,329,201	$(20,000,000)	$(33,458,145)	$(26,066,129)

Share-based compensation	-	-	-	-	739,960	-	-	739,960

Shares issued due to private placement	9,076	781	178,059	15,313	(16,043)	20,000,000	-	20,000,051

Shares issued pursuant to acquisition of Medigap	-	-	40,402	3,475	4,759,976	-	-	4,763,451

Exercise of Series A warrants	-	-	25,000	2,150	2,472,850	-	-	2,475,000

Issuance of prefunded Series C Warrants in exchange for common shares	-	-	(218,462)	(18,788)	18,788	-	-	-

Shares issued for vested stock awards	-	-	400	34	(34)	-	-	-

Net Income	-	-	-	-	-	-	9,340,000	9,340,000

Balance, March 31, 2022	9,076	$781	755,806	$64,999	$35,304,698	$-	$(24,118,145)	$11,252,333

Share-based compensation	-	-	-	-	179,083	-	-	179,083

Issuance of common stock for conversion of Series C warrants	-	-	218,462	18,788	(17,452)	-	-	1,336

Net Income	-	-	-	-	-	-	10,495,691	10,495,691

Balance, June 30, 2022	9,076	$781	974,268	$83,787	$35,466,329	$-	$(13,622,454)	$21,928,443

Share-based compensation	-	-	-	-	314,257	-	-	314,257

Issuance of common stock for conversion of Series D warrants	-	-	81,423	7,002	(6,207)	-	-	795

Shares issued due to conversion of preferred stock	(9,076)	(781)	147,939	12,723	(11,942)	-	-	-

Net Income	-	-	-	-	-	-	6,122,093	6,122,093

Balance, September 30, 2022	-	$-	1,203,630	$103,512	$35,762,437	$-	$(7,500,361)	$28,365,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(2,982,827)	$25,957,784
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,962,066	1,901,140
Amortization of debt issuance costs and accretion of debt discount	35,163	28,702
Non-cash lease expense	(4,192)	19,549
Stock compensation expense	106,943	1,233,300
Shares issued for services performed	289,995	-
Recognition and change in fair value of warrant liability	(4,389,120)	(32,398,531)
Earn-out fair value adjustments	1,291,494	132,445
Change in operating assets and liabilities:
Accounts receivable	(196,459)	174,025
Accounts receivable, related parties	(2,786)	5,972
Other receivables	10,651	(31,981)
Prepaid expense and other current assets	34,136	2,346,510
Other non-current assets	-	(6,491)
Accounts payables and other accrued liabilities	48,403	(1,642,938)
Other payables	(37,012)	34,841
Net cash used in continuing operating activities	(3,833,545)	(2,245,673)

Net cash adjustments for discontinued operating activities	3,816,238	67,675

Total net cash used in continuing and discontinued operating activities	(17,307)	(2,177,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,206)	(58,149)
Purchase of intangibles	(160,211)	(5,392,951)
Proceeds from sale of investment in NSURE	900,000	-
Business acquisitions, net of cash acquired	-	(6,000,000)
Net cash provided by (used in) investing activities	718,583	(11,451,100)

Net cash used in discontinued investing activities	-	(13,531,509)

Total net cash provided by (used in) continuing and discontinued investing activities	718,583	(24,982,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of debt	-	-
Principal repayments of debt	(763,840)	(663,016)
Debt issuance costs	-	(214,257)
Loans acquired through acquisitions	-	6,520,000
Issuance of common shares in exchange for Series C warrants		2,131
Principal repayments of short-term financings	(21,923)	(107,206)
Payments of loans payable, related parties	(954,439)	(174,206)
Payments of convertible debt, related parties	(693,145)	1,500,000
Cash payments on earn-out liability	(419,225)	(1,627,296)
Proceeds from exercise of warrants into common stock	-	2,475,000
Private placement of shares and warrants	3,446,484	17,853,351
Net cash provided by continuing financing activities	593,912	25,564,501

Net cash used in discontinued financing activities	(17,700)	-

Total net cash provided by continuing and discontinued financing activities	576,212	25,564,501

Net increase in cash and restricted cash	1,277,488	(1,596,106)
Cash and restricted cash at beginning of year	1,909,769	4,620,722
Cash and restricted cash at end of year	3,187,257	3,024,616

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH TRANSACTIONS:
Common stock issuance to settle earn-out liabilities	2,894,550	-

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as the same may be amended from time to time. Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of Reliance Global Group, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

As of September 30, 2023, the Company’s reported cash and restricted cash aggregated balance was approximately $3,187,000, current assets were approximately $4,699,000, while current liabilities were approximately $3,904,000. As of September 30, 2023, the Company had positive working capital of approximately $795,000 and stockholders’ equity of approximately $13,863,000. For the nine months ended September 30, 2023, the Company reported loss from operations of approximately $4,278,000, a non-cash, non-operating gain on the recognition and change in fair value of warrant liabilities of approximately $4,389,000, resulting in net loss from continuing operations of approximately $1,137,000, a net loss from discontinued operations of approximately $1,846,000, resulting in an overall net loss of approximately $2,983,000. The Company completed a capital offering in March 2023, raising net proceeds of approximately $3,446,000.

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

Cash and Restricted Cash

Cash and restricted cash reported on our condensed consolidated balance sheets are reconciled to the total shown on our condensed consolidated statements of cash flows as follows:

	September 30, 2023	September 30, 2022
Cash	$1,777,348	$1,615,054
Restricted cash	1,409,909	1,409,562
Total cash and restricted cash	$3,187,257	$3,024,616

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

Warrant Liabilities: The Company re-measures the fair value of its Level 3 warrant liabilities at the balance sheet date, using a binomial option pricing model. The following summarizes the significant unobservable inputs:

	September 30, 2023	December 31, 2022
Stock price	$2.49	$8.55
Volatility	105.0%	105.0%
Time to expiry	3.26	4.01
Dividend yield	0.0%	0.0%
Risk free rate	4.7%	4.1%

The following reconciles fair value of the liability classified warrants:

	Series B Warrant Liabilities	Placement Agent Warrants	Total
Beginning balance, December 31, 2022	$6,384,250	$48,900	$6,433,150
Unrealized (gain) loss	(4,226,950)	(39,281)	(4,266,231)
Ending balance, March 31, 2023	2,157,300	9,619	2,166,919
Unrealized (gain) loss	1,584,684	7,825	1,592,509
Ending balance, June 30, 2023	$3,741,984	$17,444	$3,759,428
Unrealized (gain) loss	$(1,703,333)	(12,064)	(1,715,397)
Warrants exercised or transferred	(463,651)	-	(463,651)
Ending balance, September 30, 2023	$1,575,000	$5,380	$1,580,380

Earn-out liabilities: The Company utilizes two valuation methods to value its Level 3 earn-out liabilities, a) the income valuation approach and b) the Monte Carlo simulation method. Key valuation and unobservable inputs for the income valuation approach include contingent payment arrangement terms, projected revenues and cash flows, rates of return, discount rates and probability assessments. Key unobservable inputs for the Monte Carlo simulation methods are summarized by the following (some presented in ranges):

September 30, 2023
WACC Risk Premium:	13.5%
Volatility	50.0% – 105.0%
Credit Spread:	8.77% -10.4%
Payment Delay (days)	90
Risk free rate	USD Yield Curve or 5.46% - 5.47%
Discounting Convention:	Mid-period
Stock Price	$2.49
Dividend Yield	0.00%
Number of Iterations	100,000

Undiscounted remaining earn out payments were approximately $847,854 as of September 30, 2023. The following table reconciles fair value of earn-out liabilities for the periods ended September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Beginning balance – January 1	$2,709,478	$3,813,878

Acquisitions and settlements	(3,260,403)	(1,104,925)

Period adjustments:
Fair value changes included in earnings*	1,291,494	525
Earn-out payable in common shares	(53,372)	-

Ending balance	687,197	2,709,478
Less: Current portion	(687,197)	(2,153,478)
Ending balance, less current portion	$-	$556,000

*	Recorded in the general and administrative expenses caption on the condensed consolidated statements of operations.

Revenue Recognition

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Three Months Ended September 30, 2023	Medical	Life	Property and Casualty	Total

EBS	$206,308	$8,900	$-	$215,208
USBA	11,266	843	-	12,109
CCS/UIS	-	-	62,197	62,197
Montana	453,269	1,770	-	455,039
Fortman	288,969	602	268,704	558,275
Altruis	1,200,054	-	-	1,200,054
Kush	331,240	-	-	331,240
Reli Exchange	66,833	18,139	356,489	441,461
Total	$2,557,939	$30,254	$687,390	$3,275,583

Nine Months Ended September 30, 2023	Medical	Life	Property and Casualty	Total

EBS	$646,259	$17,470	$-	$663,729
USBA	33,956	2,266	-	36,222
CCS/UIS	-	-	182,368	182,368
Montana	1,384,060	10,105	-	1,394,165
Fortman	887,605	2,675	700,169	1,590,449
Altruis	4,268,727	-	-	4,268,727
Kush	973,719	-	-	973,719
Reli Exchange	182,638	103,341	1,015,233	1,301,212
Total	$8,376,964	$135,857	$1,897,770	$10,410,591

Three Months Ended September 30, 2022	Medical	Life	Property and Casualty	Total

EBS	$206,906	5,478	$-	$212,384
USBA	13,227	505	-	13,732
CCS/UIS	-		76,035	76,035
Montana	422,978	3,613	-	426,591
Fortman	256,791	2,464	186,860	446,115
Altruis	895,905	107	-	896,012
Kush	366,043	176	-	366,219
Reli Exchange	56,232	27,383	301,065	384,680
	$2,218,083	39,725	$563,960	$2,821,768

Nine Months Ended September 30, 2022	Medical	Life	Property and Casualty	Total

EBS	$633,252	11,965	$-	$645,217
USBA	38,610	1,028	-	39,638
CCS/UIS			177,111	177,111
Montana	1,379,307	5,710	-	1,385,017
Fortman	943,852	5,337	589,924	1,539,113
Altruis	3,053,474	2,783	-	3,056,257
Kush	1,229,326	933	-	1,230,259
Reli Exchange	103,893	49,646	501,463	655,002
	$7,381,714	77,402	$1,268,498	$8,727,614

The following are customers representing 10% or more of total revenue:

	For the Three Months Ended September 30,
Insurance Carrier	2023	2022
Priority Health	44%	30%
BlueCross BlueShield	21%	13%

	For the Nine Months Ended September 30,
Insurance Carrier	2023	2022
Priority Health	37%	34%
BlueCross BlueShield	14%	13%

No other single customer accounted for more than 10% of the Company’s commission revenues during the three and nine months ended September 30, 2023 and 2022. The loss of any significant customer could have a material adverse effect on the Company. Customers from 2022 were adjusted to reflect percentages of revenue from continued operations.

Income Taxes

The Company recorded no income tax expense for the three and nine months ended September 30, 2023 and 2022 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2023 and December 31, 2022, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Discontinued Operations

The Company’s board of directors approved the discontinuation and abandonment of Medigap Healthcare Insurance Company, LLC (“Medigap”), a subsidiary of the Company, effective April 17, 2023, due to Medigap’s sustained recurring losses stemming from amongst other factors, greater than anticipated revenue chargebacks. The Company was unable to divest its interest in Medigap for value, and accordingly, operations were wound down in an orderly manner. In doing so, the Company transferred to its operating entity, Medigap’s customer relationships and internally developed and purchased software intangible assets, with net of amortization combined value of approximately $4,300,000, as well as, its short-term financing arrangement of $29,500, and each are respectively classified at their adjusted book values in the intangible assets and short term financing agreements accounts in the condensed consolidated balance sheets for the periods ended September 30, 2023 and December 31, 2022. These assets have continued value to the Company and have not been impaired as the fair value exceeds carrying cost. Medigap’s remaining assets were considered to have no remaining asset value and were fully impaired. Certain liabilities and estimated liabilities as outlined in the tables herein, were discharged and/or written-off in conjunction with the Settlement Agreement (as defined below) because of them having a net zero dollar estimated liability value. Accordingly, the Company recognized a net of estimated liability adjustments gain/loss of approximately $0, and an impairment loss of approximately $4,400,000, presented in income (loss) from discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. As part of the abandonment, the Company cancelled third party contracts, settled outstanding vendor and other third-party obligations, ceased to enter new customer contracts via Medigap, and no further customer performance obligations existed. The Company does not expect further continuing involvement with Medigap, and in accordance with ASC 205-20-45-9, no corporate overhead has been allocated to discontinued operations.

Settlement Agreement

On June 30, 2023, the Company entered into a confidential settlement agreement and mutual release (the “Settlement Agreement”) with certain Medigap affiliated entities and persons, and the former owners of Medigap, whereby the Company would receive a settlement payment of $2,900,000 and was released from all past and future Medigap obligations and liabilities. The settlement payment was received in full by the Company in July 2023 and is recorded as income from discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

The following tables present the major components of assets and liabilities included in discontinued operations on the condensed consolidated balance sheets.

	September 30, 2023	December 31, 2022
Accounts receivable	$-	$73,223
Accounts receivable, related parties	-	3,595
Other receivables	-	5,388
Prepaid expense and other current assets	-	3,792
Current Assets - Discontinued Operations	$-	$85,998

Condensed consolidated balance sheets - Current Assets - Discontinued Operations	$-	$85,998

Property and equipment, net	-	$24,116
Right-of-use assets	-	163,129
Intangibles, net	-	318,000
Goodwill	-	4,825,634
Other Assets - Discontinued Operations	$-	$5,330,879

Condensed consolidated balance sheets - Other Assets - Discontinued Operations	$-	$5,330,877

Accounts payable and other accrued liabilities	-	$506,585
Chargeback reserve	-	915,934
Current portion of leases payable	-	178,117
Current Liabilities - Discontinued Operations	$-	$1,600,636

Condensed consolidated balance sheets - Current Liabilities - Discontinued Operations	$-	$1,600,636

The following table rolls forward Medigap’s assets and liabilities from their carrying values pre-abandonment to their values post abandonment, and presents the impact of reclassifications, impairments, and write-offs:

Medigap Related Assets	Carrying Value Prior To Abandonment	Asset and Liability Transfers Retained by the Company	Asset Impairments and Liability Write-Offs	Carrying Value As of September 30, 2023

Accounts receivable	$56,398	$-	$(56,398)	$-
Accounts receivable, related party	3,595	-	(3,595)	-
Other receivables	5,388	-	(5,388)	-
Current assets – Medigap	$65,381	$-	$(65,381)	$-

Property and equipment, net	$22,378	$-	$(22,378)	$-
Right-of-use assets	119,594	-	(119,594)	-
Intangibles, net	4,570,536	(4,258,214)[1]	(312,322)	-
Goodwill	4,825,634	-	(4,825,634)	-
Other assets - Medigap	$9,538,142	$(4,258,214)	$(5,279,928)	$-

Total assets - Medigap	$9,603,523	$(4,258,214)	$(5,345,309)	$-

Accounts payable and other accrued liabilities	$4,157	$-	$(4,157)	$-
Short term financing agreements	29,500	(29,500)	-	-
Chargeback reserve	831,725	-	(831,725)[2]	-
Current portion of leases payable	134,517	-	(134,517)[3]	-
Other liabilities	9,842	-	(9,842)[3]	-
Current liabilities - Medigap	$1,009,741	$(29,500)	$(980,241)	$-

Total liabilities - Medigap	$1,009,741	$(29,500)	$(980,241)	$-

Net assets and liabilities - Medigap	$8,593,782	$(4,228,714)	$(4,365,068)	$-

1	Includes customer relationships and internally developed and purchased software intangible assets that have continued value to the Company and have not been impaired as the fair value exceeds carrying cost.
2	Estimated liability write-off per net zero dollar estimated liability value.
3	Liability discharge pursuant to the Settlement Agreement.

The following tables disaggregate the major classes of pretax gain and loss as presented in discontinued operations in the condensed consolidated statements of operations.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Income
Commission income	$-	$1,331,593	$744,030	$3,868,654

Expenses
Commission expense	-	167,837	110,639	473,578
Salaries and wages	-	484,783	454,663	1,474,526
General and administrative expenses	-	136,070	129,363	384,393
Marketing and advertising	-	662,744	426,818	1,774,463
Depreciation and amortization	-	62,048	7,283	176,233
Other expenses (income)	-	(7,500)	(3,902)	(14,954)
Total discontinued operations expenses before impairments and write-offs	-	1,505,982	1,124,864	4,268,239
Total discontinued operations income / (loss) before impairments and write-offs	$-	$(174,390)	$(380,834)	$(399,585)
Gains and (losses) from recoveries and impairments / write-offs of discontinued operations assets and liabilities

Settlement Recovery	$-	-	$2,900,000	-

Asset impairment losses
Accounts receivable	-	-	56,398	-
Accounts receivable, related parties	-	-	3,595	-
Other receivables	-	-	5,388	-
Property and equipment, net	-	-	22,378	-
Right-of-use assets	-	-	119,593	-
Intangibles, net	-	-	312,322	-
Goodwill	-	-	4,825,634	-
Total asset impairments	-	-	5,345,309	-

Liability write-off gains
Accounts payable and other accrued liabilities	-	-	4,156	-
Other payables	-	-	9,842	-
Chargeback reserve	-	-	831,725	-
Current portion of leases payable	-	-	134,517	-
Total liability write-off gains	-	-	980,240	-

Discontinued operations net asset and liability impairments / write-offs gains and (losses)	-	-	4,365,070	-

Net gains and (losses) from recoveries and impairments / write-offs from discontinued operations assets and liabilities	-	-	(1,465,070)	-

Gain (loss) from discontinued operations before tax	-	(174,390)	(1,845,904)	(399,585)

Consolidated statement of operations - Income (loss) from discontinued operations before tax	$-	$(174,390)	$(1,845,904)	$(399,585)

Recently Issued Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table rolls forward the Company’s goodwill balance for the periods ended September 30, 2023, and December 31, 2022, adjusted for discontinued operations.

Goodwill
December 31, 2021	$10,050,277
Goodwill recognized in connection with Barra acquisition on April 26, 2022	4,236,822
December 31, 2022	14,287,099
September 30, 2023	$14,287,099

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

The following table rolls forward the Company’s goodwill balance for the periods ended September 30, 2023, and December 31, 2022 inclusive of discontinued operations.

Goodwill
December 31, 2021	$10,050,277
Goodwill recognized in connection with Medigap acquisition	19,199,008
Goodwill recognized in connection with Barra acquisition	4,236,822
Goodwill impairment (Medigap) during the year-ended December 31, 2022	(14,373,374)
December 31, 2022	19,112,733
Goodwill impairment (Medigap) during the nine months ended September 30, 2023	(4,825,634)
September 30, 2023	$14,287,099

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of September 30, 2023:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	3.6	$1,807,187	$(1,232,982)	$574,205
Internally developed software	3.4	1,792,186	(557,038)	1,235,148
Customer relationships	8.26	11,922,290	(2,914,320)	9,007,970
Purchased software	1.85	667,206	(609,677)	57,529
Video production assets	0.00	50,000	(50,000)	-
Non-competition agreements	1.14	3,504,810	(2,704,136)	800,674
		$19,743,679	$(8,068,153)	$11,675,526

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2022:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	4.4	$1,806,188	$(969,241)	$836,947
Internally developed software	4.1	1,635,178	(287,990)	1,347,188
Customer relationships	9.0	11,922,290	(2,076,086)	9,846,204
Purchased software	0.4	665,137	(581,497)	83,640
Video production assets	-	50,000	(50,000)	-
Non-competition agreements	1.9	3,504,810	(2,179,420)	1,325,390
Total		$19,583,603	$(6,144,234)	$13,439,369

The following table reflects expected amortization expense as of September 30, 2023, for each of the following five years and thereafter:

Years ending December 31,	Amortization Expense
2023 (remainder of year)	$639,264
2024	2,193,428
2025	1,799,472
2026	1,530,604
2027	1,196,429
Thereafter	4,316,329
Total	$11,675,526

NOTE 3. LONG-TERM DEBT AND SHORT-TERM FINANCINGS

Long-Term Debt

The composition of the long-term debt follows:

	September 30, 2023	December 31, 2022

Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, variable interest of Prime Rate plus 2.5%, maturing August 2028, net of deferred financing costs of $10,724 and $12,388 as of September 30, 2023 and December 31, 2022, respectively	$384,402	$426,883
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, variable interest of Prime Rate plus 1.5%, maturing December 2028, net of deferred financing costs of $13,163 and $15,076 as of September 30, 2023 and December 31, 2022, respectively	627,676	693,682
Oak Street Funding LLC Term Loan for the acquisition of SWMT, variable interest of Prime Rate plus 2.0%, maturing April 2029, net of deferred financing costs of $8,101 and $9,206 as of September 30, 2023 and December 31, 2022, respectively	719,654	788,596
Oak Street Funding LLC Term Loan for the acquisition of FIS, variable interest of Prime Rate plus 2.0%, maturing May 2029, net of deferred financing costs of $32,481 and $36,843 as of September 30, 2023 and December 31, 2022, respectively	1,817,583	1,987,846
Oak Street Funding LLC Term Loan for the acquisition of ABC, variable interest of Prime Rate plus 2.0%, maturing September 2029, net of deferred financing costs of $37,269 and $42,129 as of September 30, 2023 and December 31, 2022, respectively	2,989,482	3,249,575
Oak Street Funding LLC Term Loan for the acquisition of Barra, variable interest of Prime Rate plus 2.5%, maturing May 2032, net of deferred financing costs of $182,118 and $198,188 as of September 30, 2023 and December 31, 2022, respectively	6,195,731	6,321,812
	12,734,528	13,468,394
Less: current portion	(1,353,961)	(1,118,721)
Long-term debt	$11,380,567	$12,349,673

Oak Street Funding LLC – Term Loans and Credit Facilities

Fiscal year ending December 31,	Maturities of Long-Term Debt
2023 (remainder of year)	$326,783
2024	1,390,766
2025	1,552,772
2026	1,729,160
2027	1,925,603
Thereafter	6,093,302
Total	13,018,386
Less: debt issuance costs	(283,858)
Total	$12,734,528

Short-Term Financings

The Company has various short-term notes payable for financed items such as insurance premiums and CRM software purchases. These are normally paid in equal installments over a period of twelve months or less and carry interest rates up to 8% per annum. As of September 30, 2023, and December 31, 2022, balances outstanding on short-term financings were $114,394 and $154,017, respectively.

NOTE 4. WARRANT LIABILITIES

Series B Warrants

Pursuant to the terms of the Sales and Purchase Agreement (SPA), during the quarter ended September 30, 2023, the Series B Warrants’ effective exercise price reset to $2.43. As of September 30, 2023, there remain 1,166,667 Series B Warrants outstanding.

For the three and nine months ended September 30, 2023, net fair value gains and losses recognized for the Series B Warrants were gains of $1,703,333 and $4,345,599, respectively. For the three and nine months ended September 30, 2022, net fair value gains and losses recognized for the Series B Warrants were gains of $7,726,161 and $34,621,024, respectively, presented in the recognition and change in fair value of warrant liabilities account in the condensed consolidated statements of operations. The Series B Warrant liability outstanding as of September 30, 2023 and December 31, 2022 was $1,575,000 and $6,384,250 respectively, presented in the warrant liability account on the condensed consolidated balance sheets.

Placement Agent Warrants

For the three and nine months ended September 30, 2023, net fair value gains and losses recognized for the Placement Agent Warrants (“PAW”) were gains of $12,064 and $43,520, respectively. For the three and nine months ended September 30, 2022, net fair value gains recognized for the PAW were $193,154 and $1,450,129, respectively, presented in the recognition and change in fair value of warrant liabilities account in the condensed consolidated statements of operations. The PAW liability outstanding as of September 30, 2023 and December 31, 2022 was $5,380 and $48,900, respectively, presented in the warrant liability account on the condensed consolidated balance sheets. As of September 30, 2023, there remain 16,303 PAW’s outstanding.

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

In March 2023, Yes Americana, a related party, converted $645,000 of its outstanding convertible debt into 66,743 shares of the Company’s common stock. The conversion considered the fair market value of the stock on the day of conversion of $9.67 for the total of 66,743 shares.

In March 2023, the Company issued 155,038 shares of the Company’s common stock in conjunction with the Private Placement-2023 as defined and discussed further below.

During the second quarter of 2023, the Company issued from its common stock, 112,557 shares in lieu of services provided, 352,260 shares to settle an earn-out liability and 22,219 shares pursuant to vested restricted stock awards earned by agents through an equity-based compensation program at one of the Company’s subsidiaries.

During the third quarter of 2023, the Company issued from its common stock, 174,610 shares to settle an earn-out liability, 400 shares in lieu of services provided, and 3,017 shares to employees for vested stock awards.

As of September 30, 2023 and December 31, 2022, there were 2,304,375 and 1,219,573 shares of common stock outstanding, respectively.

Warrants

Series A Warrants

In conjunction with the Company’s initial public offering, the Company issued 2,070,000 Series A Warrants, classified as equity warrants per its provisions, which permit holders to obtain a fixed number of shares for a fixed monetary value. The warrants are standalone equity securities transferable without the Company’s consent or knowledge. The warrants were recorded at a value per the offering of $0.01, and may be exercised at any point from the effective date at an exercise price $6.60 until the 5th-year anniversary from issuance (effectively, February 8, 2026) and are not subject to antidilution provisions. Considering 375,000 warrant exercises through September 30, 2023, there remain 1,695,000 Series A Warrants issued and outstanding as of September 30, 2023 and December 31, 2022. Pursuant to the Reverse Split-2023, the outstanding Series A Warrants are exercisable into 113,000 common shares for an effective exercise price of $99.00.

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

As of September 30, 2023, no exercises have occurred and there remain 897,594, 2,105,264 and 52,632 Series E Warrants, Series F Warrants and PA Warrants outstanding respectively.

Equity-based Compensation

During the nine-month period ended September 30, 2023, an executive was awarded an annual stock award in conjunction with a promotion agreement, consisting of 2,667 shares of the Company’s common stock per annum, to vest monthly throughout the term of employment. For the three and nine months ended September 30, 2023, total stock compensation for this award was valued at approximately $5,601, and $17,044, respectively, recorded as stock-based compensation.

Total stock-based compensation expense recorded in general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 is $27,779 and $106,943, respectively.

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

The following calculates basic and diluted EPS:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022

(Loss) income from continuing operations, numerator, basic and diluted computation	$(139,004)	$6,296,483
Deemed dividend	-	-

Weighted average common shares, basic	3,021,455	1,156,939
Effect of series B warrants	-	147,939
Weighted average common shares, dilutive	3,021,455	1,304,878
(Loss) earnings per common share – basic	$(0.05)	$5.44
(Loss) earnings per common share – diluted	$(0.05)	4.83

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
(Loss) income from continuing operations	$(1,136,922)	$26,357,370
Deemed dividend	-	(6,930,335)
Net (loss) income from continuing operations, numerator, diluted computation	$(1,136,922)	$19,427,035

Weighted average common shares, basic	2,436,015	1,069,534
Effect of series B warrants	-	147,939
Non-vested stock awards	-	2,349
Weighted average common shares, dilutive	2,436,015	1,219,822
Loss per common share – basic	(0.47)	18.16
Loss per common share – diluted	$(0.47)	$15.93

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	For the Three and Nine Months Ended
	September 30, 2023	September 30, 2022
Shares subject to outstanding common stock options	10,298	10,928
Shares subject to Series A warrants	113,000	113,000
Shares subject to Series B warrants	1,182,969	668,297
Shares subject to Series E warrants	887,594	-
Shares subject to series F warrants	2,105,264	-
Shares subject to placement agent warrants	52,632	-
Shares subject to vested and unvested stock awards	5,756	4,085

NOTE 7. LEASES

Operating lease expense for the three months ended September 30, 2023 and 2022 was $123,508 and $118,653, respectively. Operating lease expense for the nine months ended September 30, 2023 and 2022 was $362,804 and $337,876 respectively. As of September 30, 2023, the weighted average remaining lease term and weighted average discount rate for the operating leases were 3.82 years and 6.14% respectively.

Future minimum lease payment under these operating leases consisted of the following:

Period ending September 30, 2023	Operating Lease Obligations
2023	$391,173
2024	210,106
2025	112,904
2026	116,291
2027	119,780
Thereafter	60,774
Total undiscounted operating lease payments	1,011,028
Less: Imputed interest	101,495
Present value of operating lease liabilities	$909,533

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of September 30, 2023 and December 31, 2022. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Earn-out liabilities

The following outlines changes to the Company’s earn-out liability balances for the respective periods ended September 30, 2023 and December 31, 2022:

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2022	$667,000	$500,000	$834,943	$147,535	$560,000	$2,709,478
Changes due to payments	(1,433,700)	(750,000)	(929,168)	(147,535)	-	(3,260,403)
Changes due to fair value adjustments	1,152,525	356,744	94,225	-	(312,000)	1,291,494
Changes due to amount payable in common shares	-	(53,372)	-	-	-	(53,372)
Ending balance September 30, 2023	$385,825	$53,372	$-	$-	$248,000	$687,197

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2021	$515,308	$615,969	$992,868	$1,689,733	$-	$3,813,878

Changes due to business combinations	-	-	-	-	600,000	600,000
Changes due to payments	(34,430)	(326,935)	(84,473)	(1,259,087)	-	(1,704,925)
Changes due to fair value adjustments	186,122	210,966	(73,452)	(283,111)	(40,000)	525
Ending balance December 31, 2022	$667,000	$500,000	$834,943	$147,535	$560,000	$2,709,478

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

On February 13, 2023, Americana effectuated a conversion of $645,000 of the Note into 66,743 shares of the Company’s common stock, $0.086 par value per share, in accordance with the terms of the Amendment. In addition, throughout the year of 2023 the Company repaid principal to Americana of $693,145. As of September 30, 2023, and December 31, 2022 respectively, the balance owed to Americana was $161,855 and $1,500,000, reclassified and recorded in the convertible debt, related parties, less current portion account in the condensed consolidated balance sheets. Interest expense for both the three and nine months ended September 30, 2023, was $4,355, recorded to interest expense, related parties in the condensed consolidated statements of operations.

The Company has amounts payable to Reliance Global Holdings, LLC, a related party beneficially owned by the Company’s Chief Executive Officer stemming from funds loaned to the Company for various subsidiary acquisitions. These loans do not bear interest and there is no term. Repayment will be made at the Company’s discretion. The open balance is considered non-current and classified to the related parties, less current portion account in the condensed consolidated balance sheets with open balances of $25,479 and $100,724 as of September 30, 2023 and December 31, 2022, respectively.

The Company incurred a payable of $200,000 to an employee for a software purchased in July of 2019. The payable was issued with a $27,673 discount, utilizing a 7.5% discount rate. There are monthly payment terms of $4,167 through June 2024, the date of final settlement. The balance is carried at present value on the condensed consolidated balance sheets. The Company classifies amounts planned to be settled within twelve months from the balance sheet date to current liabilities. Accordingly, the Company presents current balances of $36,479 and $47,249 in the current portion of loans payables, related parties account in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. Non-current amounts are classified to the loans payable, related parties, less current portion account in the condensed consolidated balance sheets and amounted to $0 and $21,541 as of September 30, 2023, and December 31, 2022, respectively. Amortization expense to bring the payable to present value for the three and nine months ended September 30, 2023 respectively, was $1,730 and $5,189, and is classified to the interest expense, related parties account in the condensed consolidated statements of operations.

Pursuant to the first amendment to the April 26, 2022 asset purchase agreement between the Company and Barra & Associates, LLC, a related party entity beneficially owned by a senior vice president of the Company, the Company agreed to pay a deferred purchase price (the “DPP”) of $1,375,000 by January 31, 2023, and all amounts unpaid thereafter will accrue interest at a rate of 1.5% per month until paid. The Company intends to fully repay all unpaid amounts inclusive of interest over the next two years. The Company classifies amounts planned to be settled within twelve months from the balance sheet date to current liabilities. Accordingly, the Company reclassifies and presents current balances of $300,000 and $1,375,000 respectively, in the current portion of loans payables, related parties account in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. Non-current amounts are classified to the loans payable, related parties, less current portion account in the condensed consolidated balance sheets and amounted to $233,306 and $0 as of September 30, 2023, and December 31, 2022 respectively. Interest expense for the three and nine months ended September 30, 2023 respectively, was $26,390 and $115,560, recorded to interest expense, related parties in the condensed consolidated statements of operations.

NOTE 10. INVESTMENT IN NSURE

During April 2023, the Company sold its remaining 262,684 of NSURE shares to unaffiliated third parties, receiving the shares’ cost basis and cash proceeds of $900,000. The Company’s remaining NSURE share balance as of September 30, 2023, was $0.

NOTE 11. SUBSEQUENT EVENTS

On October 3, 2023, 168,594 pre-funded Series E Warrants were exercised into 168,594 common shares at an exercise price of $0.001, resulting in $729 of cash proceeds to the Company. Subsequently, the issued and outstanding balance of Series E Warrants is 729,000.

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

As part of our growth and acquisition strategy, we continue to survey the current insurance market for value-add acquisition opportunities. As of September 30, 2023, we have acquired nine insurance agencies.

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

Financial Instruments

The Company’s financial instruments as of September 30, 2023, consist of derivative warrants. These are accounted at fair value as of inception/issuance date, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, (non-cash) gain or loss.

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

Acquired	Date	Location	Line of Business	Status

U.S. Benefits Alliance, LLC (USBA)	October 24, 2018	Michigan	Health Insurance	Affiliated

Employee Benefit Solutions, LLC (EBS)	October 24, 2018	Michigan	Health Insurance	Affiliated

Commercial Solutions of Insurance Agency, LLC (CCS or Commercial Solutions)	December 1, 2018	New Jersey	P&C – Trucking Industry	Unaffiliated

Southwestern Montana Insurance Center, Inc. (Southwestern Montana or Montana)	April 1, 2019	Montana	Group Health Insurance	Unaffiliated

Fortman Insurance Agency, LLC (Fortman or Fortman Insurance)	May 1, 2019	Ohio	P&C and Health Insurance	Unaffiliated

Altruis Benefits Consultants, Inc. (Altruis)	September 1, 2019	Michigan	Health Insurance	Unaffiliated

UIS Agency, LLC (UIS)	August 17, 2020	New York	P&C – Trucking Industry	Unaffiliated

J.P. Kush and Associates, Inc. (Kush)	May 1, 2021	Michigan	Health Insurance	Unaffiliated

Barra & Associates, LLC	April 26, 2022	Illinois	Health Insurance	Unaffiliated

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

Results of Operations

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

The following table sets forth our revenue and operating expenses for each of the years presented.

	September 30, 2023	September 30, 2022
Revenue
Commission income	$3,275,583	$2,821,768
Total revenue	3,275,583	2,821,768

Operating expenses
Commission expense	796,001	695,020
Salaries and wages	1,775,919	1,629,947
General and administrative expenses	1,368,126	1,117,027
Marketing and advertising	117,752	63,371
Depreciation and amortization	652,839	651,395
Total operating expenses	4,710,637	4,156,760

Loss from operations	(1,435,054)	(1,334,992)

Other income (expense)
Interest expense	(386,562)	(281,201)
Interest related parties	(32,475)	(1,730)
Other income (expense), net	(310)	(4,909)
Recognition and change in fair value of warrant liabilities	1,715,397	7,919,315
Total other income (expense)	1,296,050	7,631,475
Loss (income) from continuing operations before tax	(139,004)	6,296,483
Loss (income) from discontinued operations before tax	-	(174,390)
Net income (loss)	$(139,004)	$6,122,093

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

The Company had revenues of approximately $3.3 million for the three months ended September 30, 2023, as compared to approximately $2.8 million for the three months ended September 30, 2022. The increase of approximately $454,000 or 16% is primarily driven by organic growth.

Commission expense

The Company had total commission expense of approximately $796,000 for the three months ended September 30, 2023, compared to approximately $695,000 for the three months ended September 30, 2022. The increase of approximately $101,000 or 15% is primarily driven by organic growth and in-line with the revenue increase.

Salaries and wages

The Company reported approximately $1.8 million of salaries and wages expense for the three months ended September 30, 2023, compared to approximately $1.6 million for the three months ended September 30, 2022. The increase of approximately $146,000 or 9% is a result of the Company’s growth driven by expanded operations.

General and administrative expenses

The Company had total general and administrative expenses of approximately $1.4 million for the three months ended September 30, 2023, as compared to approximately $1.1 million for the three months ended September 30, 2022. The increase of approximately $251,000, or 22% is primarily driven by the approximate $270,000 loss in fair value change of the estimated earn-out liability compared to the same period in the prior year which had an approximate gain of $223,000.

Marketing and advertising

The Company reported approximately $118,000 of marketing and advertising expense for the three months ended September 30, 2023 compared to approximately $63,000 for the three months ended September 30, 2022. The increase of approximately $54,000, or 86% is a result of increased branding and outreach efforts to drive the higher organic revenue growth.

Depreciation and amortization

The Company reported approximately $653,000 of depreciation and amortization expense for the three months ended September 30, 2023 compared to approximately $651,000 for the three months ended September 30, 2022. The increase of approximately $1,000 or 0.2% is primarily a result of additional assets placed in service.

Other income and expense

The Company reported approximately $1.3 million of other income for the three months ended September 30, 2023 compared to approximately $7.9 million of other income for the three months ended September 30, 2022. The decrease of approximately $6.2 million, or 78%, is attributable primarily to the change in fair value of warrant liabilities, offset by interest expense.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

The following table sets forth our revenue and operating expenses for each of the periods presented.

	September 30, 2023	September 30, 2022
Revenue
Commission income	$10,410,591	$8,727,614
Total revenue	10,410,591	8,727,614

Operating expenses
Commission expense	2,701,601	2,143,562
Salaries and wages	5,230,871	4,899,171
General and administrative expenses	4,430,177	5,080,991
Marketing and advertising	364,184	148,057
Depreciation and amortization	1,962,066	1,901,140
Total operating expenses	14,688,899	14,172,921

Loss from operations	(4,278,308)	(5,445,307)

Other income (expense)
Interest expense	(1,126,281)	(586,251)
Interest related parties	(125,104)	(5,189)
Other income (expense), net	3,650	(4,414)
Recognition and change in fair value of warrant liabilities	4,389,120	32,398,530
Total other income (expense)	3,141,385	31,802,676

Income (loss) from continuing operations before tax	(1,136,922)	26,357,370
Income (loss) from discontinued operations before tax	(1,845,904)	(399,585)
Net (loss) income	$(2,982,827)	$25,957,784

Revenues

The Company had revenues of approximately $10.4 million for the nine months ended September 30, 2023, as compared to approximately $8.7 million for the nine months ended September 30, 2022. The increase of approximately $1.7 million or 19% is primarily driven by organic growth and the addition of RELI Exchange during the second quarter of 2022.

Commission expense

The Company had total commission expense of approximately $2.7 million for the nine months ended September 30, 2023, compared to approximately $2.1 million for the nine months ended September 30, 2022. The increase of approximately $558,000 or 26% is primarily driven by organic growth and the addition of RELI Exchange during the second quarter of 2022.

Salaries and wages

The Company reported approximately $5.2 million of salaries and wages expense for the nine months ended September 30, 2023, compared to approximately $4.9 million for the nine months ended September 30, 2022. The increase of approximately $331,000 or 7% is a result of the Company’s growth driven by expanded operations and the addition of RELI Exchange during the second quarter of 2022.

General and administrative expenses

The Company had total general and administrative expenses of approximately $4.4 million for the nine months ended September 30, 2023, as compared to approximately $5.1 million for the nine months ended September 30, 2022. The decrease in expense of approximately $651,000, or 13%, is a result of the Company’s focus on leaner operations and the implementation of cost-cutting measures.

Marketing and advertising

The Company reported approximately $364,000 of marketing and advertising expense for the nine months ended September 30, 2023, compared to approximately $148 million for the nine months ended September 30, 2022. The increase of approximately $216,000 or 146% is a result of the Company increasing its branding and outreach efforts to drive the higher organic revenue growth.

Depreciation and amortization

The Company reported approximately $2.0 million of depreciation and amortization expense for the nine months ended September 30, 2023, compared to approximately $1.9 million for the nine months ended September 30, 2022. The increase of approximately $60,000, or 3%, is primarily a result of our acquired tangible and intangible assets through business combinations.

Other income and expense

The Company reported approximately $3.1 million of other income for the nine months ended September 30, 2023, compared to approximately $32.4 million of other income for the nine months ended September 30, 2022. The decrease of approximately $28 million, or 86%, is attributable primarily to the change in the fair value of warrant liabilities, offset by interest expense.

Liquidity and capital resources

As of September 30, 2023, we had a cash balance of approximately $3.2 million and working capital of approximately $795,000, compared with a cash balance of approximately $1.9 million and working capital deficit of approximately $4.6 million at December 31, 2022. The improved working capital is primarily attributable to cash proceeds from the issuance of stock with a private placement, other receivables related to discontinued operations recoveries/settlements, and the repayment of liabilities.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact to pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(17,307)	$(2,177,998)
Net cash provided and used in investing activities	718,583	(24,982,609)
Net cash provided by financing activities	576,212	25,564,501
Net increase in cash, cash equivalents, and restricted cash	$1,277,488	$(1,596,106)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was approximately $17,000, compared to net cash flows used in operating activities of approximately $2.2 million for the nine months ended September 30, 2022. The cash used includes net loss of approximately $2.98 million, decreased by approximate non-cash adjustments of $855,000 principally related to income of recognition and change in fair value of warrant liabilities of $4.4 million, offset by earn-out fair value adjustments and depreciation and amortization of $1.3 million and $1.96 million, respectively, as well as a net increase in cash due to changes of net working capital items in the amount of $285,000 and offset by net cash adjustments for discontinued operating activities of $3.8 million.

Investing Activities

During the nine months ended September 30, 2023, cash flows provided in investing activities approximated $719,000 compared to cash flows used in investing activities of approximately $25 million for the nine months ended September 30, 2022. The cash provided is primarily related to the sale of the Company’s shares in NSURE stock. Total proceeds received in 2023 were $900,000.

Financing Activities

During the nine months ended September 30, 2023, approximate cash provided by financing activities was $576,000 as compared to approximately $25.6 million for the nine months ended September 30, 2022. Net cash provided by financing activities primarily relates to proceeds from private placement offerings of approximately $3.4 million, offset by net debt principal repayments of $786,000, related party loan and related party convertible debt repayments of $1.6 million, and earn out payments of $419,000.

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

During fiscal year 2022, the Company determined it had a material weakness in its disclosure controls and procedures relating to earnings per share (“EPS”). During the quarters ended March 31, June 30 and September 30, 2023, the Company mitigated the deficiency by consulting with qualified advisors that have in-depth EPS expertise. These advisors assisted the Company in the calculations and disclosures of EPS for the three and nine months ended September 30, 2023.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, and concluded that they were not effective as of September 30, 2023 due to the material weakness discussed above.

Changes in Internal Control over Financial Reporting

During fiscal year 2022, the Company retained subject matter expert advisors to prepare the accounting and disclosures over Earnings per Share. These advisors assisted the Company in the calculations and disclosures of EPS for the three and nine months ended September 30, 2023. Aside for the foregoing, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of September 30, 2023. Litigation relating to the insurance brokerage industry is not uncommon. As such we, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not been previously disclosed in our filings with the SEC.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this Form 10-K.

Exhibit No.	Description

10.1	Amendment #1 to the Purchase Agreement, dated as of September 29, 2023, by and between Reliance Global Group, Inc., Southwestern Montana Insurance Center, LLC, Southwestern Montana Financial Center, Inc., and Julie A. Blockey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reliance Global Group, Inc.

Date: November 13, 2023	By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer
(principal executive officer)

Date: November 13, 2023	By:	/s/ Joel Markovits
Joel Markovits
Chief Financial Officer
(principal financial officer and principal accounting officer)

