Form 10-K
period 2023-12-31
Reliance Global Group, Inc.
filed 2024-04-04
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

The aggregate market value of the common stock, $0.086 par value per share, held by non-affiliates of the registrant, based on the closing sale price of registrant’s common stock ($4.71) as quoted on the NASDAQ on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $7.8 million.

At April 4, 2024, the registrant had 5,692,387 shares of common stock, par value $0.086 per share, outstanding.

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

As part of our growth and acquisition strategy, we remain active in M&A markets and anticipate completing insurance agency/brokerage transactions throughout the course of 2024 and beyond. As of December 31, 2023, we have acquired nine insurance agencies. During 2022, the Company acquired Barra & Associates, LLC., an unaffiliated full-service insurance agency, which we rebranded to RELI Exchange and expanded its footprint nationally.

The Company also developed and launched 5MinuteInsure.com (“5MI”), a proprietary direct to consumer InsurTech platform which went live during the summer of 2021. 5MI is a business to consumer website which enables consumers to compare and purchase car and home insurance in a time efficient and effective manner. The platform is currently live in 44 states and offers coverage with more than thirty carriers.

Over the next 12 months, we plan to expand and grow our footprint and market share both through organic growth, and by expansion through additional acquisitions in various insurance markets.

Our competitive advantage includes the ability to:

●	Scale to compete at a national level.
●	Capitalize on the consumer shift to ‘online’ with the personal touch of an agent, as the only InsurTech company with this combination.
●	Leverage proprietary agency software & automation to compare carrier prices, for competitive renewal pricing.
●	Employ an empowered and scalable insurance agency model.
●	Leverage technology that facilitates comparing carriers for the best prices.

The RELI Exchange Business to Business (“B2B”) InsurTech platform and partner network for insurance agents and agencies also:

●	Boast being the only white label insurance brokerage agency – New agents can have a multimillion-dollar agency look on day one, with a full suite of back-office support (business resources, licensing, compliance, etc.).
●	Combines the low barriers to entry of an agency network, with state-of-the-art tech.
●	Builds on the artificial intelligence and data mining backbone of 5MinuteInsure.com
●	Is designed to provide instant and competitive insurance quotes from more than thirty insurance carriers nationwide.
●	Reduces back-office burden and expenses by reducing the need for paperwork and redundant tasks.
●	Provides agents more time to focus on revenue driving activities, such as selling policies.

In addition, we have a vast mentorship program behind the scenes, to upskill our sales teams. Once people are registered, we enroll them in our mentorship program, and coach them to bring new business.

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

The U.S. remained the world’s largest insurance market, with a 40% market share of global direct premiums written in 2023, with premiums of $2.8 trillion, and Swiss Re forecasts that premiums will grow by an average 9% per annum over the next decade, stronger than the 7.5% annual average of 2015–2023 (Source: beinsure, Top Ranking the World’s Largest Insurance Markets 2024).

Insurance Agency Industry Overview

Insurance agencies act as intermediaries between insurance carriers and consumers. Unlike carriers, agencies do not bear insurance risk. The market has grown steadily including a sharp increase in 2019 due to macroeconomic growth, beneficial legislation, COVID treatments, and positive trends within the insurance sector. While inflation and other factors have impacted the industry, it has continued to grow through 2021. The market flattened in 2022 (12.15% of US GDP in 2022 vs. 12.20% in 2021), with a positive outlook due to the increased use of AI. Results may be impacted by changes to federal interest rates, with the federal funds rate skyrocketing from about 0% in early 2022 to 5.33% in February 2024, the highest rate in over 20 years (Source: St. Louis Federal Reserve, Federal Funds Effective Rate).

An insurance agency or broker solicits, writes, and binds policies through many different insurance companies, as they are not directly employed by any insurance carrier. Thus, insurance agencies can decide which insurance carriers they would like to represent and which products they would like to sell. They are like a retail shop that sells insurance services and products created by the insurance carrier. The main difference between a broker and an agent has to do with who they represent. An agent represents one or more insurance companies, acting as an extension of the insurer. A broker represents the insurance buyer.

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

A key operating difference between agencies and carriers is the risk profile. The potential financial risks to the insurance industry caused by unforeseen events such as natural disasters are the responsibility of the carriers (and their re-insurers). Agencies and brokers bear no insurance risk. Furthermore, increased damage caused by natural disasters generally boosts demand for insurance and results in possible premium increases. Since insurance brokers and agents are a central part of the distribution of these products, they normally benefit from this increase in demand and premiums despite damaged profit margins among these upstream underwriters and carriers. (Source: IBISWorld Insurance Brokers & Agencies Industry in the US, January 2023). Natural disasters are inherently difficult to forecast, but any increase in the frequency of these events has the potential to boost insurance policy volumes, particularly for property and casualty products.

This risk difference is key, especially considering volatile weather patterns and an increased rate of natural disasters. The economic costs of 2023’s natural disaster events was $380 billion, up from $313 billion in 2022 (Source: Statista, Cost of natural disaster losses worldwide from 2000 to 2023, by type of loss). Insurance only covered 42% of the total damages from 421 natural disaster events in 2022 (Source: AON, Testimony of Eric Anderson, President of Aon, before the United States Senate Committee on Budget, Wednesday, March 22, 2023).

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

In 2023, the global insurance brokerage & agency market had an estimated value of $436 billion, and is forecasted to grow 7.2% to $468 billion in 2024 and to $613 billion by 2028 (Source: Research and Markets, Insurance Brokers & Agents Global Market Report 2024). The insurance distribution industry continues to prove its resiliency and the growth is reflected in continued robust mergers and acquisition (M&A) activity within the sector, despite decreases as compared to recent prior years. Total deal volume in 2023 was $78 billion, 41% lower than in 2022, with a 15% drop in total deals to 1,062 M&A deals in 2023. That said, there were 22 mega-deals of over $1 billion in 2023, a 38% increase over 2022 (Source: GlobalData, Insurance M&A Deals 2023 – Top Themes – Thematic Intelligence). The drop in deal volume was due to a 40-year high in inflation, rising capital costs and tightening budgets. As rate increases have already peaked, companies may allocate more capital to acquisitions. In 2024, there is an expected influx of private equity money into insurance M&A. (Source: Deloitte, 2024 insurance M&A outlook: Climbing the leaderboard).

The global InsurTech market size was valued at $16.6 billion in 2023 and is expected to grow to $336.5 billion by 2032, including the highest CAGR of 41.0% between 2023 and 2032 (Market.us, Global Insurtech Market By Type (Auto, Business, Health, and Other Types), By Deployment (On-Premise, and Cloud Based), By Technology, By Services, By End-User, By Region and Companies - Industry Segment Outlook, Market Assessment, Competition Scenario, Trends, and Forecast 2023-2032). The increasing need for digitization of insurance services is expected to propel the market growth. Insurtech is the usage of technology innovations particularly designed to make the existing insurance model more efficient. By using technologies such as AI and data analytics, InsurTech solutions allow products to be priced more competitively. Insurance companies are widely adopting these solutions to drive cheaper, better, and faster operational results. Hence, the insurance industry is witnessing increased investment in technology. The outbreak of COVID-19 had a positive impact on the market. Numerous insurance companies are reconsidering their long-term strategies and short-term needs. COVID-19 and its impacts have accelerated the implementation of online platforms and new mobile applications to meet consumer needs. (Sources: Grand View Research, Insurtech Market Size, Share & Growth Report, 2021-2028 and 2022 - 2030).

The Company therefore has strategically invested in its RELI Exchange and 5MinuteInsure.com online digital platforms as additional steps in expanding its national footprint which now also includes a client referral portal. As discussed above, RELI Exchange and 5MI are high-tech proprietary tools developed by the Company as business to business or business to consumer portals which enables agents/consumers to compare and purchase car home and life insurance in a time efficient and effective manner. These platforms tap into the growing number of online users and utilize advanced artificial intelligence and data mining techniques, to provide competitive insurance quotes in around 1-5 minutes, with minimal data input needed from the agent/consumer.

General Industry Outlook

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

As mentioned, the insurance broker and agency industry has grown steadily over the five years due to macroeconomic growth, beneficial legislation that has been passed, and positive trends in the insurance sector, achieving approximately $436 billion in revenues in 2023. As macroeconomic conditions improve over the next few years, revenue generated by industry operators is expected to increase to $613 billion in 2028 as businesses regain confidence in their financial stability, despite increased external competition from online insurance marketplace platforms.

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

●	M&A. The convergence of market pressures to attain sustainable growth, a persistent wealth of capital and capacity, combined with the upturn in interest rates may demonstrate that insurers should be prepared for an uptick in M&A activity in 2024. As it stands now, fairly rich valuations could dampen activity, however, M&A could offer opportunities to scale and obtain new capabilities, primarily as it relates to technology.

●	Proprietary Technology. Advancements in AI, mobile and digital technology are forcing insurers to innovate, which is expected to continue and intensify, where every insurance agency will need to focus on what makes their customer experiences and products unique. They will also need to integrate with technology enablers to bring to their customers a value proposition via a connected ecosystem. Furthermore, to better compete within the industry, those within the distribution system would benefit tremendously by improving the ability to share critical data and analytics between systems. Insurers are seeking to employ the cloud to power advanced analytics, improve data gathering, and grow cognitive applications. To keep pace with the industry and prepare for a cloud-enabled future, insurance carriers should prioritize migrating their existing systems to the cloud and launch new applications off-site.

●	Product Development. Economic and technological changes create the need for new types of coverage, revamped policies, and alternative distribution platforms; adaptation of this, however, has been slow within the insurance industry. Siloed business lines, legacy processes, and regulatory considerations hinder the rapid and agile product development needed within this highly competitive landscape. Accordingly, insurers would benefit by focusing on creating hybrid policies that cover both commercial and personal risks. They could also supply on-demand coverage options, which provide greater control to customers for their policy terms and time frames. Furthermore, novel and unique micro-experiences could become the foundation for digital expansion as agencies are distinguished by the niche markets they sell to and can better service versus their peers. Digital content campaigns and user interfaces targeting specialized prospects and customer segments are expected to continue to expand. These micro-experiences could allow agencies to have access to a market that can quote, bind, and service insurance online, and where they are focused on commercial lines and specialty insurance for niche markets. In such a scenario, they may be able to offer new opportunities for agencies to expand quickly via digital building blocks that can be easily integrated into existing business and/or workflows.

●	Regulation. Regulation will continue to play a significant role in the operations and development of the insurance industry, with three high-priority compliance issues (each with global and domestic implications) facing insurers:

○	Market conduct. “Best interest” standards have been implemented and more are being considered at both the federal and state levels to protect consumers who purchase annuities and life insurance. In 2020, the NAIC required producers to put the consumer’s interests ahead of their own. Currently, the NAIC’s Suitability in Annuity Transactions Model Regulation (#275) has been adopted by 41 states. It aims to protect consumers from potentially abusive and predatory practices among life insurance and annuity producers (Source: NAIC, The NAIC Annuity Suitability “Best Interest” Model Regulation). Additionally, similar standards were adopted in New York (Source: Debevoise & Plimpton, New York’s “Best Interest” Rule for Life and Annuities Found Constitutional). Due to these standards, insurers should seek to review and adjust their compliance structures to accommodate what could turn into a patchwork oversight system. One possibility could be to integrate new technologies that would allow for continual oversight and management of the sales process.

○	Cyber risk. With New York State’s latest cybersecurity regulations, insurers are facing compliance deadlines, which have formed the basis of a nationwide model law developed by the National Association of Insurance Commissioners. Going forward, the spotlight is likely to be on how insurers plan to manage third-party risks, given so much importance has been placed on migrating policyholder data and software systems to external hosts.

○	Privacy oversight. Privacy is both a data-security and reputational risk issue given the European Union’s General Data Protection Regulation (GDPR) having been implemented along with similar standards set to be imposed in California. Equally as important is how data can be used moving forward, specifically when it comes to disclosure and consumer signoff. In addition to legal and IT experts, insurers should include multiple stakeholders in its compliance efforts. Over the longer term, carriers may reexamine how the vast amounts of alternative data at their disposal may be leveraged for the mutual benefit not only for the carriers but their policyholders, while simultaneously remaining compliant with domestic and global regulations.

●	Taxes. The global trend has been to lower corporate income tax rates, with a recent report from the Organization for Economic Co-operation and Development citing significant tax reform packages enacted in Argentina, France, Latvia, and the U.S., with other countries introducing more disjointed reforms. U.S. insurers continue to focus on adapting to the changes introduced in the Tax Cuts and Jobs Act of 2017. The U.S. Department of the Treasury and the Internal Revenue Service (IRS) have issued final and proposed guidance on certain important, newly enacted provisions, such as the application of the base erosion and anti-abuse tax to reinsurance, as well as the taxation of foreign operations owned by U.S. taxpayers. Additional guidance could be imminent on many other important provisions, including how the new loss carryover rules will fit with the old rules in the context of consolidated returns.

Further complexity may come from several areas in 2024, including (Source: Accenture, 5 predictions for the insurance industry in 2024):

●	Monetizing AI, including generative AI such as ChatGPT.
●	Alternative human capital strategies which include the use of generative AI acting as “supplementary talent.”
●	Cost pressures driving operational model change including allocation methodologies and centralized costs.
●	Risk portfolio shifts and capital reallocation, including shifts into the retirement space as Millennials and GenZ become beneficiaries.
●	Service revenue increases alongside risk capital decreases, to raise RoE, and to expand product offerings in advice and services including tele-health, care navigation, and risk mitigation.

While the industry may need to address internal and external pressures, the impact from these issues will continue to fall within the individual insurer. Thus, since insurers have choice in their decision making process, potentially the most significant factor is likely to be how committed and prepared insurers are to quickly adjust to changes in the economy, society, and technology, and respond accordingly.

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

Ezra Beyman, Chairman & Chief Executive Officer, brings nearly three decades of entrepreneurial experience in real estate and fifteen years in insurance. His portfolio of commercial and residential properties at one point consisted of more than 40,000 residential units, as well as several insurance companies. In 1985, he founded his first mortgage brokerage, which rapidly grew into the third largest licensed mortgage brokerage in the United States of America by 2008. He also expanded to real estate acquisition, having grown his portfolio to over three billion dollars.

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

Ben Fruchtzweig, Director, brings decades of executive experience in accounting and financial services. He has served as Chief Comptroller/Financial Analyst at national financial services and investment companies. He received his NYS C.P.A. license in 1987 and has worked at Deloitte Haskins and Sells and other leading accounting firms. Currently, Mr. Fruchtzweig lectures on a variety of topics including business ethics. He also serves on a voluntary basis as a trustee of a non-profit private foundation, which serves to provide the needed financial support, services and guidance to qualifying individuals and families.

Sheldon Brickman, Director, brings over 25 years of M&A advisory and business development experience with more than $40 billion in deals value. He has worked for numerous multibillion-dollar insurance carriers, including assignments for such companies as AIG, Aetna and National General. Sheldon has assisted international companies (UAE, UK, Asia and Latin America), start-up operations, and regional insurance carriers. Mr. Brickman’s experience covers the property casualty and life/health markets, including working with insurance carriers, managing general agencies, wholesalers, retailers and third-party administrators.

Alex Blumenfrucht, Director, previously served as CFO of Reliance, and prior to that, served as an Audit & Assurance Professional at Deloitte & Touche, LLP where he successfully led audit teams on both public and privately held corporations. He brings extensive experience in internal controls, financial analysis and reporting for both private and publicly traded companies. Currently Alex serves as the CFO of a Private Equity backed company in the healthcare space. Additionally, he has served as a Board Member of an ESOP structured entity.

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

Grant Barra - Senior Vice President of Operations, Mr. Barra brings extensive insurance experience scaling businesses by employing innovative tactics to increase revenue and overall profitability. He founded Barra & Associates in 2008 and served as its CEO until it was acquired by Reliance in 2022 and subsequently rebranded as RELI Exchange. Concurrent with the acquisition, Mr. Barra was appointed as Reliance’s senior vice president of operations, where he’s responsible to oversee operations, innovation, and growth, amongst other senior responsibilities.

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

Agency Partner network and proprietary InsurTech platform at ReliExchange.com

Our Go-to-Market Strategy

Our Go-to-Market high level goals include:

●	Brand awareness

●	Targeted Market Segmentation and Positioning

●	Content Marketing and Thought Leadership

●	Best in class recruitment team

Target #1: Captive

●	When an agent represents one insurance company, they have limited offerings for clients, assuming the same activity they’ll close more business, earning multiples of what they make currently due to our partnerships with many of the largest carriers in the industry.

●	Key target for Agency Partners

●	Eliminate many of the biggest expenses running an independent agency as an Agency Partner with RELI Exchange.

Target #2: Agency Producers/CSRs

●	Agents that want their own agency.

Target #3: New Agency Startups

●	Our platform makes it easy for those with little to no experience that want to start their own agency business. This is a significant market with manty potential participants.

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

First-in-Class Offering

RELIANCE
GLOBAL GROUP
Online & Offline
Wholesale & Retail
Home
Auto
Health
Life
Commercial

Combining traditional agency model with disruptive technologies

RELIANCE GLOBAL GROUP
Nasdaq: RELI

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

Specific benefits of the 5MinuteInsure.com platform include:

●	First, a simplified application process
●	Second, 5MinuteInsure.com has real-time connections with over 15 top-rated insurance companies, which allows consumers to transparently compare real live quotes from multiple insurers side-by-side.
●	Third, 5MinuteInsure.com provides instant accurate coverage recommendations for home, auto and life insurance, providing consumers confidence they are not under or over-insured.
●	Fourth, 5MinuteInsure.com provides in-house insurance buying and policy binding capabilities, meaning no redirection to other websites and the ability to finalize purchases on 5MinuteInsure.com in as little as five minutes.
●	Fifth, coming soon is 5MinuteInsure’s free and secure account enables 24/7 access to previous quotes, policies and other documents.
●	Finally, when it’s time for a policy renewal, 5MinuteInsure.com can populate the best offers in the market before their policy expires.

Thus, we believe in the specific benefits of the online insurance business, and we believe that 5MinuteInsure.com provides the platform to transform this segment of the industry.

Business Operations (OneFirm)

Reliance Global Group has adopted a ‘One-Firm’ approach, whereby the Reliance owned and operated agencies come together to operate as one cohesive unit which allows for efficient and effective cross-selling, cross-collaboration, and the effective deployment of the Company’s human capital. This strategy also aims to enhance the Company’s overall market presence across the U.S., with all business lines operating under the RELI Exchange brand. It’s expected to benefit agents and clients by improving relationships with carriers, leading to better commission and bonus contracts due to higher business volumes. The approach also strengthens the capability of RELI Exchange agency partners in securing diverse insurance policies and fosters increased cross-selling opportunities. This unified strategy positions the company for rapid scaling and integration of accretive acquisitions, expanding its industry reach.

Insurance M&A Overview

As noted above, M&A deal volume in the insurance agency market remains robust with $78 billion in deals during 2023, despite drops as compared prior recent years and 2024 is expected to bring more acquisition opportunities.

The COVID-19 crisis may have an impact on the insurance industry for quite some time. Some factors to consider:

●	Strain on investment portfolios – Insurance companies rely on their investment portfolios to generate returns. Markets have been in turmoil and, as a result, insurers’ investment portfolios may be significantly impacted.
●	Delayed payments – Regulators are urging insurance companies to accept late premium payments with no penalty, putting a strain on cash flow. Despite liquidity being impacted, insurance companies are still being expected to pay out claims.
●	Decreased premium volume – Full or partial closing of businesses coupled with social distancing has led to decreased demand for insurance. Lower payroll levels lead to lower payroll-based premiums, such as those in workers’ compensation, and an uptick in layoffs results in fewer people buying houses, cars, and other insurable purchases. A decrease in premium volume means a decrease in income for insurers.
●	Coverage disputes – Pandemics are generally excluded from insurance policy coverage and therefore policy premium has not included the necessary charges to provide such coverage. A number of states are attempting to legislate to force insurance companies to provide insurance coverage for business interruption and other losses for claims resulting from the COVID-19 pandemic. There is uncertainty regarding which party will ultimately incur the additional cost for these adjustments.

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

Reliance Insurance Agency Brand Acquisitions:

●	RELI Exchange
●	Altruis Benefits
●	J.P. Kush & Associates
●	US Benefits Alliance
●	Employee Benefits Solutions
●	Fortman Insurance Solutions
●	Southwestern Montana Insurance Center
●	UIS Agency
●	Commercial Coverage Solutions

Acquisition History

●	In October 2018, announced first two acquisitions: Employee Benefits Solutions and U.S. Benefits Alliance; Michigan-based agencies specializing in the sale of health insurance products in the wholesale and retail industry
●	In December 2018, acquired Commercial Coverage Solutions, LLC, a commercial property and casualty insurance company specializing in commercial trucking and transportation insurance

●	In September 2019, two agencies transferred ownership from Reliance Global Holdings, LLC, a private company affiliated with Reliance Global Group:

➢	Southwestern Montana Insurance, a group health insurance agency providing personal and commercial lines of insurance

➢	Fortman Insurance Agency, LLC, an agency providing multiple lines of insurance in the property/casualty and life/health insurance sectors

●	In September 2019, acquired Altruis Benefit Consulting; serves customers throughout the entire State of Michigan, specializing in providing individual and group health insurance

●	In September 2020, acquired the assets of UIS Agency, LLC (UIS), a premier regional insurance agency serving the commercial transportation industry

●	In May 2021, acquired J.P. Kush and Associates, Inc., a premier healthcare insurance agency with operations in 10 states, headquartered in Troy, Michigan

●	In April 2022, acquired Barra & Associates, (changed to RELI Exchange following acquisition) a recognized provider of both personal and commercial insurance products, including P&C insurance, life insurance, health insurance and other insurance products.

Insurance Agency Acquisition Strategy

●	Numerous acquisition targets within a highly fragmented market

➢	Reliance’s access to capital supports the growth of the acquired companies

●	Ownership and management remain engaged

●	Focus on acquiring growing and profitable businesses, for below-market prices

➢	Ability to leverage cash flow of acquiree through low-cost debt financing and provide earnouts as part of consideration

●	Economies of scale through first class technology infrastructure and national sales/marketing platform

➢	Few insurance agencies have the size and scale to compete at a national level

●	Management expertise in acquisitions, operations, and financial management

Digitizing Bricks & Mortar Agencies

●	Capitalizing on consumer shift to ‘online’

➢	More and more customers search for insurance online, but consumers prefer the personal touch of an agent

●	Proprietary backend processing technology to support Reliance’s agency business

●	Strategy to acquire traditional ‘offline’ home, auto and life agencies, and utilize technology to more cost effectively service the acquired policies

●	By implementing artificial intelligence, robotic process automation (RPA) and automatic shopping for best rates at renewals, Reliance can:

➢	Dramatically reduce cost

➢	Allow agents to focus on selling new policies,

➢	Create a digitally empowered and scalable insurance agency model

●	Ability to rapidly expand Reliance’s agency network nationwide and drive margin expansion through the combination of digital backend and continued M&A of cash flow positive and accretive acquisitions

Employees

As of December 31, 2023, we employed 67 employees across all Company subsidiaries.

We believe that a diverse workforce is important to our success. We will continue to focus on the hiring, retention, and advancement of underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

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

Competition

The insurance brokerage business is highly competitive, and numerous firms actively compete with us for customers and insurance markets. Competition is largely based upon innovation, knowledge, terms and conditions of coverage, quality of service and price. We believe that we’re well positioned to be highly competitive and continuously gain market share. Additionally, our focus on InsurTech is a game-changer in the industry and helps us stand-out vs. the competition.

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

Risks Related to Our Business

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

●	The Company having a limited operating history
●	The Company has limited resources and there is significant competition for business combination opportunities. Therefore, the Company may not be able to acquire other assets or businesses
●	The Company may be unable to obtain additional financing, if required, to complete an acquisition, or to complement the operations and growth of existing and target business, which could compel the Company to restructure a potential business transaction or abandon a particular business combination
●	We hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts that could be adversely affected if the financial institution holding such funds fail.
●	Our inability to retain or hire qualified employees, as well as the loss of any of our executive officers, could negatively impact our ability to retain existing business and generate new business
●	Our growth strategy depends, in part, on the acquisition of other insurance intermediaries, which may not be available on acceptable terms in the future or which, if consummated, may not be advantageous to us
●	A cybersecurity attack, or any other interruption in information technology and/or data security and/or outsourcing relationships, could adversely affect our business, financial condition and reputation
●	Rapid technological change may require additional resources and time to adequately respond to dynamics, which may adversely affect our business and operating results
●	Changes in data privacy and protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect our business and financial results
●	Because our insurance business is highly concentrated in Michigan, New York, Montana, New Jersey, Ohio, and Illinois adverse economic conditions, natural disasters, or regulatory changes in these regions could adversely affect our financial condition
●	If we fail to comply with the covenants contained in certain of our agreements, our liquidity, results of operations and financial condition may be adversely affected
●	Certain of our agreements contain various covenants that limit the discretion of our management in operating our business and could prevent us from engaging in certain potentially beneficial activities
●	There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). Any changes in estimates, judgments and assumptions could have a material adverse effect on our financial position and results of operations and therefore our business
●	Improper disclosure of confidential information could negatively impact our business
●	Our business could be adversely impacted by inflation.

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

To date, much of our capital for acquiring and operating insurance agencies comes from loans from unaffiliated lenders, from direct market capital raises or funds provided by Reliance Global Holdings our affiliate. We may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing proves to be unavailable, we would be compelled to restructure or existing business, or abandon a proposed acquisition or acquisitions. In addition, if we consummate additional acquisitions, we may require additional financing to complement the operations or growth of that business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business.

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

A cybersecurity attack, or any other interruption in information technology and/or data security and/or outsourcing relationships, could adversely affect our business, financial condition, and reputation.

We rely on information technology and third-party vendors to provide effective and efficient service to our customers, process claims, and timely and accurately report information to carriers and which often involves secure processing of confidential sensitive, proprietary, and other types of information. Cybersecurity breaches of any of the systems we rely on may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches, or other actions, any of which could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. An interruption of our access to, or an inability to access, our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. We have from time-to-time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business.

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

We are continuously taking steps to upgrade and expand our information systems capabilities. Maintaining, protecting, and enhancing these capabilities to keep pace with evolving industry and regulatory standards, and changing customer preferences, requires an ongoing commitment of significant resources. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to effectively maintain our information systems and data integrity, we could experience operational disruptions, regulatory or other legal problems, increases in operating expenses, loss of existing customers, difficulty in attracting new customers, or suffer other adverse consequences.

Changes in data privacy and protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.

We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third party vendors. These and similar initiatives around the world could increase the cost of developing, implementing, or securing our servers and require us to allocate more resources to improved technologies, adding to our information technology and compliance costs. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.

Because our insurance business is highly concentrated in Michigan, New York, Montana, New Jersey, Ohio, and Illinois adverse economic conditions, natural disasters, or regulatory changes in these regions could adversely affect our financial condition.

A significant portion of our insurance business is concentrated in Michigan, New York, Montana, New Jersey, Ohio, and Illinois. For the years ended December 31, 2023, and 2022 we derived $13,731,826 and $11,761,882 respectively or 100% of our annual revenue, respectively, from our operations located in these regions (FYE 2023 - Michigan – 55%, New York – 2%, Montana – 14% and Ohio – 16%, and Illinois – 13%. FYE 2022 - Michigan – 55%, New York – 2%, Montana – 16%, Ohio – 18%, and Illinois – 9%.). The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in these four states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes or other weather conditions, and other possible events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.

If we fail to comply with the covenants contained in certain of our agreements, our liquidity, results of operations and financial condition may be adversely affected.

The Oak Street credit agreements, in the aggregate principal amount of $12,417,737 and $13,468,394, as of December 31, 2023 and 2022, that govern our debt contain various covenants and other limitations with which we must comply including a debt to EBITDA ratio covenant and a covenant that at all times that the loans are outstanding: (i) Ezra Beyman, our chief executive officer, Debra Beyman, Mr. Beyman’s wife, or Yaakov Beyman, son of Mr. and Ms. Beyman, or someone else approved by Oak Street, as applicable, will be the manager of the current subsidiaries of the Company, (ii) Mr. Ezra Beyman will be President and Chairperson of the Board of the Company, and (iii) Reliance Global Holdings will continue to remain a shareholder of the Company’s equity and Ezra and Debra will be the sole owners of Reliance Global Holdings as tenants in entirety. The credit agreements also contain provisions which cause a “cross default” if we default our obligations under other material contracts to which we are parties. The credit agreements contain customary and usual events of default, including, subject to certain specified cure periods and notice requirements, the Company’s or one of its subsidiaries’ failure to comply with the covenants therein. Upon an event of default, the lender has customary and usual remedies to cure these defaults including, but not limited to, the ability to accelerate the indebtedness.

The credit agreements contain financial covenants including debt service coverage ratio and debt to EBIDTA (earnings before interest, taxes, depreciation, and amortization) tests. As of December 31, 2023, the Company is in compliance with all financial covenants.

Certain of our agreements contain various covenants that limit the discretion of our management in operating our business and could prevent us from engaging in certain potentially beneficial activities.

The restrictive covenants in our debt agreements may impact how we operate our business and prevent us from engaging in certain potentially beneficial activities. Among other covenants, our debt agreements require us to maintain a minimum ratio of Consolidated EBITDA, adjusted for certain transaction-related items (“Consolidated EBITDA”), to consolidated interest expense and a maximum ratio of consolidated net indebtedness to Consolidated EBITDA. Our compliance with these covenants could limit management’s discretion in operating our business and could prevent us from engaging in certain potentially beneficial activities.

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

Increases in inflation may have an adverse effect on our business. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies. Continuing increases in inflation could impact the overall demand for our products, our costs for labor, material and services, and the margins we are able to realize on our products, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation may also result in higher interest rates, which in turn would result in higher interest.

Risks Related to the Insurance Industry

We may experience increased competition from insurance companies, technology companies and the financial services industry, as well as the shift away from traditional insurance markets.

The insurance intermediary business is highly competitive and we actively compete with numerous firms for customers, properties and insurance companies, many of which have relationships with insurance companies, or have a significant presence in niche insurance markets that may give them an advantage over us. Other competitive concerns may include the quality of our products and services, our pricing, and the ability of some of our customers to self-insure and the entrance of technology companies into the insurance intermediary business. Several insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers. In addition, and to the extent that banks, securities firms, private equity companies, and insurance companies affiliate, the financial services industry may experience further consolidation, and we therefore may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services.

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

Our commission income (including profit-sharing contingent commissions and override commissions) can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, customers’ demand for insurance products can influence the timing of renewals, new business, and lost business (which includes policies that are not renewed), and cancellations. In addition, we rely on insurance companies for the payment of certain commissions. Because these payments are processed internally by these insurance companies, we may not receive a payment that is otherwise expected from a particular insurance company in a particular quarter or year until after the end of that period, which can adversely affect our ability to forecast these revenues and therefore budget for significant future expenditures. Quarterly and annual fluctuations in revenues based upon increases and decreases associated with the timing of new business, policy renewals and payments from insurance companies may adversely affect our financial condition, results of operations and cash flows.

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

Various federal, state, and local laws subject multifamily residential community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of a multifamily residential community. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint or asbestos, among other materials. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials at a multifamily residential community. In addition to potential environmental liabilities or costs associated with our current multifamily residential communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or multifamily residential communities we no longer own or operate.

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

Although we believe that we are in compliance in all material respects with applicable local, state, and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules, regulations or interpretations thereof, will not be adopted in the future that could make compliance more difficult or expensive.

Risks Related to Investing in our Securities

We may experience volatility in our stock price that could affect your investment.

The market price of our common stock may be subject to significant fluctuations in response to various factors, including: quarterly fluctuations in our operating results; changes in securities analysts’ estimates of our future earnings; changes in securities analysts’ predictions regarding the short-term and long-term future of our industry; changes to the tax code; and our loss of significant customers or significant business developments relating to us or our competitors. Our common stock’s market price also may be affected by our inability to meet stock analysts’ earnings and other expectations. Any failure to meet such expectations, even if minor, could cause the market price of our common stock to decline. In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many listed companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect our common stock’s market price. In the past, securities class action lawsuits frequently have been instituted against companies following periods of volatility in the market price of such companies’ securities. If any such litigation is initiated against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

As previously disclosed in the Current Report on Form 8-K filed on January 16, 2024 by the Company on January 12, 2024, the Company received written notice from Nasdaq’s Listing Qualifications Department notifying the Company that for the preceding 30 consecutive business days (November 29, 2023 to January 11, 2024), the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of the Company’s common stock and the common stock continued to trade on Nasdaq under the symbol “RELI.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until July 10, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

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

As of April 4, 2024, our CEO, Ezra Beyman, is the beneficial owner of approximately 8% of the common stock, consisting of 381,020 common shares. As of December 31, 2023, the are no outstanding loan balances due to affiliated entities to our CEO, Reliance Global Holdings LLC and YES Americana Group, LLC.

Under our credit agreements with Oak Street, the Company has agreed that at all times that the loans are outstanding: (i) Ezra Beyman, our chief executive officer, Debra Beyman, Mr. Beyman’s wife, or Yaakov Beyman, son of Mr. and Ms. Beyman, or someone else approved by Oak Street, as applicable, will be the manager of the current subsidiaries of the Company, (ii) Mr. Ezra Beyman will be President and Chairperson of the Board of the Company, and (iii) Reliance Global Holdings will continue to remain a shareholder of the Company’s equity and Ezra and Debra will be the sole owners of Reliance Global Holdings as tenants in entirety. The loans by Oak Street immediately mature and become due and payable if the Company fails to comply with these provisions, subject to certain notice and/or cure periods.

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

The price of our common stock may fluctuate significantly, and this may make it difficult to resell shares of common stock at attractive prices.

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

Our Articles of Incorporation authorize the issuance of 2,000,000,000 shares of common stock, par value $0.086 per share. As of December 31, 2023 we had 4,761,974 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

We are subject to a variety of federal, state, and international laws and other obligations regarding data protection.

We are subject to a variety of federal, state, and international laws and other obligations regarding data protection. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing domestic and international requirements may cause us or our businesses to incur substantial costs or require us or one of our businesses to change its business practices. Any failure by us to comply with our own privacy policy, applicable association rules, or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

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

Speculative Nature of Warrants.

Warrants offered in our various equity offerings do not confer any rights of common stock ownership on their holders, such as voting rights, and could limit the rights to receive dividends, they rather merely represent the right to acquire shares of our common stock at a fixed price for a limited period of time. Moreover, following these offerings, the market value of the warrants is uncertain and there can be no assurance that the market value of the warrants will equal or exceed their public offering price. There can be no assurance that the market price of the common stock will ever equal or exceed the exercise price of the warrants, and consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

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

There is an increasing focus from certain investors, customers and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. We expect that an increased focus on ESG considerations will affect some aspects of our operations, particularly as we expand into new geographic markets. There are a number of constituencies that are involved in a range of ESG issues, including investors, special interest groups, public and consumer interest groups and third-party service providers. As a result, there is an increased emphasis on corporate responsibility ratings and several third parties provide reports on companies to measure and assess corporate responsibility performance. In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation if our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In the future, we may be required to make substantial investments in matters related to ESG which could require significant investment and impact our results of operations. Any failure in our decision-making or related investments in this regard could affect consumer perceptions as to our brand. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The cybersecurity risk management program, processes, and strategy described in this section are limited to the personal and business information belonging to or maintained by the Company (collectively, “Confidential Information”), our own third-party critical systems and services supporting or used by the Company (collectively, “Critical Systems”), and service providers.

We will consider developing and implementing a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our Confidential Information and Critical Systems. Our cybersecurity risk management program will be integrated into our overall enterprise risk management program and includes a cybersecurity incident response plan.

Our contemplated cybersecurity risk management program shall include:

●	risk assessments designed to help identify material cybersecurity risks to our Confidential Information, Critical Systems and the broader enterprise IT environment;
●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
●	cybersecurity awareness and spear-phishing resistance training of our employees, and senior management;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a vendor management policy for service providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, could have a material adverse effect on us including an adverse effect on our business, financial condition and results of operations.

Cybersecurity Governance

Our executive management team, along with our managed information technology service provider, is responsible for assessing and managing risks from cybersecurity threats to the Company, including our Confidential Information and Critical Systems. The team has primary responsibility for our overall cybersecurity risk management program. Our management team works closely with our information technology service provider.

Our management team may meet with our information technology service provider periodically to discuss then-current cybersecurity issues, which may include efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including threat intelligence and other information obtained from governmental, public or private sources, and external service providers engaged by us; and alerts and reports produced by security tools deployed in the information technology environment including a spear-phishing report.

Our Board considers cybersecurity risk as part of its risk oversight function and oversight of cybersecurity and other information technology risks.

Our Board oversees management’s implementation of our cybersecurity risk management program. Our executive management team is responsible for updating the Board, as necessary, regarding significant cybersecurity incidents.

Our Board shall also receive period reports from management (as deemed applicable) on our cybersecurity risks and cybersecurity risk management program.

Item 2. Properties

Below is a schedule of the properties we currently occupy:

Entity Name	Location	Own/Lease	Description	Approx. Sq. Footage	Lease Term	Monthly Rent in USD
Employee Benefits Solutions	Cadillac, Michigan	Lease	Office Building	3,024	10/2019– 9/2024	$2,600
Southwestern Montana Insurance Center	Belgrade, Montana	Lease	Office Building	6,000	4/2019– 3/2024	$7,000
Southwestern Montana Insurance Center	Belgrade, Montana	Lease	Office Building	6,000	4/2024– 3/2028	$7,500
Fortman Insurance Center	Bluffton, Ohio	Lease	Office Building	990	9/2020 – 8/2024	$600
Fortman Insurance Center	Ottawa, Ohio	Lease	Office Building	2,386	5/2019– 4/2024	$2,400
Altruis Benefits Consultants	Bingham Farms, MI	Lease	Office Building	1,767	6/2021– 5/2024	$4,997
Reliance Global Group, Inc.	Lakewood, NJ	Lease	Office Building	4,436	6/2021 – 3/2029	$8,737
Reliance Global Group, Inc.	Suffern, NY	Lease	Office Building		9/2022 – 8/2024	$2,000
Reli Exchange	Schaumburg, IL	Lease	Office Building		4/2022 – 05/2025	$3,589

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record

As of December 31, 2023, there were approximately 522 holders of record of our ordinary shares, although there is a much larger number of beneficial owners.

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

Issuer Purchases of Equity Securities

There have been no equity securities repurchased by the Company for the years ending December 31, 2023 and 2022.

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “RELI”, and our warrants to purchase common stock are listed on the NASDAQ Capital Market under the symbol “RELIW.”

On April 03, 2024, the closing price per share of our common stock was $0.37 as reported on the NASDAQ.

Securities Authorized for Issuance under Equity Compensation Plans

2019 Equity Incentive Plans

On January 29, 2019, our board of directors and stockholders adopted the 2019 Equity Incentive Plan, pursuant to which 46,667 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors, and other service providers. The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2019 Equity Incentive Plans as of December 31, 2023 which had outstanding grants and remaining unissued shares, taking into account issuance of restricted stock to officers and directors, as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,928	$232.55	-
Equity compensation plans not approved by security holders	-	-	-
Total	10,928	$232.55	-

2023 Equity Incentive Plans

On August 10, 2023, the Company adopted the Reliance Global Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”, and together with the 2019 Plan, the “Plans”). The purpose of the 2023 Plan is to provide a means through which the Company and its subsidiaries may attract and retain key personnel, and to provide a means whereby directors, officer, employees, consultants, and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, thereby strengthening their commitment to the welfare of the Company and its subsidiaries and aligning their interests with those of the Company’s stockholders. There were no options issued under the 2023 Equity Incentive Plan.

Recent Sales of Unregistered Securities

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury) and all under Section 4(a)(2) of the Securities Act of 1933	Number of Securities Issued (or cancelled) (1)		Class of Securities	Value of Securities issued ($/per share) at Issuance	Were the Securities issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Securities were issued to (entities must have individual with voting / investment control disclosed).	Reason for Securities issuance (e.g. for cash or debt conversion) OR Nature of Services Provided (if applicable)	Restricted or Unrestricted as of this filing?	Exemption or Registration Type?

01/05/2023	New	92,771	(1)	Common	7.50	Yes	Altruis Benefits Consulting, Inc.	Acquisition		4(a)(2)

1/17/2023	New	16,587	(1)	Common	8.85	Yes	Joshua Paul Kushnereit	Acquisition		4(a)(2)

2/13/2023	New	66,743	(1)	Common	9.664	No	YES Americana Group, LLC	Conversion		3(a)(9)

3/16/2023	New	155,038		Common	3.55	No	Armistice Capital Master Fund, Ltd.	Cash		4(a)(2)

3/16/2023	New	897,594		Prefunded (Series E) Warrants exercisable @ $0.001 per share	3.549	No	Armistice Capital Master Fund, Ltd.	Cash		4(a)(2)

3/16/2023	New	2,105,264		Common (Series F) Warrants exercisable @ $3.55 per share	0.125	No	Armistice Capital Master Fund, Ltd.	Cash		4(a)(2)

4/03/2023	New	65,000		Common	2.63	No	New To The Street	Services		4(a)(2)

5/18/2023	New	176,130		Common	4.07	No	Jonathan Fortman	Acquisition		4(a)(2)

5/18/2023	New	176,130		Common	4.07	No	Zachary Fortman	Acquisition		4(a)(2)

6/06/2023	New	29,974		Common	4.41	No	Maxim Partners LLC	Services		4(a)(2)

06/20/2023	New	440		Common	4.50	No	Chad Champion	Services		4(a)(2)

06/20/2023	New	13,187		Common	4.50	No	Sandstone Group Corp.	Services		4(a)(2)

06/20/2023	New	3,956		Common	4.50	No	Newbridge Securities Corporation	Services		4(a)(2)

7/7/2023	New	400		Common	2.50	Yes	Bitbean LLC	Services		4(a)(2)

7/14/2023	New	73,264		Common	2.50	Yes	Hudson Bay Master Fund Ltd.	Exercise of Series B warrants		3(a)(9)

10/11/2023	New	174,610		Common	2.42	No	Julie A. Blockey	Acquisition Earn-Out payment	Restricted	4(a)(2)

12/06/2023	New	65,000		Common	1.64	No	New to the Street Group, LLC	Services	Restricted	4(a)(2)

12/08/2023	New	82,645		Common	1.21	No	Outside the Box Capital Inc.	Services	Restricted	4(a)(2)

12/12/2023	New	4,210,528		Series G Warrants	See footnote(2)	No	Armistice Capital Master Fund, Ltd.	Inducement to exercise Series F Warrants	Restricted	4(a)(2)

12/15/2023	New	300,000		Common	See footnote(3)	See footnote(3)	Hudson Bay Master Fund Ltd.	Inducement to exchange Series B Warrants	Restricted	3(a)(9)

(1)	Gives effect to a 1:15 reverse stock split effective as of February 23, 2023.

(2)	Reflects issuance of Series G Warrants pursuant to Series F Inducement Agreement dated December 12, 2023 exercisable at an exercise price of $0.6562 per share.

(3)	Reflects issuance of Common Stock in exchange for 300,000 Series B Warrants pursuant to Exchange Offer of Warrants to Purchase Common Stock and Amendment dated December 12, 2023.

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

As part of our growth and acquisition strategy, we continue to survey the current insurance market for value-add acquisition opportunities. As of December 31, 2023, we have acquired ten insurance agencies, including both affiliated and unaffiliated companies and long term, we seek to conduct all transactions and acquisitions through our direct operations.

Over the next 12 months, we plan to focus on the expansion and growth of our business through continued asset acquisitions in insurance markets and organic growth of our current insurance operations through geographic expansion and market share growth.

Further, we launched our 5MinuteInsure.com (“5MI”) Insurtech platform during 2021 which expanded our national footprint. 5MI is a high-tech proprietary tool developed by us as a business to consumer portal which enables consumers to instantly compare quotes from multiple carriers and purchase their car and home insurance in a time efficient and effective manner. 5MI taps into the growing number of online shoppers and utilizes advanced artificial intelligence and data mining techniques, to provide competitive insurance quotes in around 5 minutes with minimal data input needed from the consumer. The platform launched during the summer of 2021 and currently operates in 46 states offering coverage with more than 30 highly rated insurance carriers.

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

Business Operations

We’ve adopted a ‘One-Firm’ strategy, whereby the Reliance owned and operated agencies come together to operate as one cohesive unit which allows for efficient and effective cross-selling, cross-collaboration, and the effective deployment of the Company’s human capital. This strategy also aims to enhance the Company’s overall market presence across the U.S., with all business lines operating under the RELI Exchange brand. It’s expected to benefit agents and clients by improving relationships with carriers, leading to better commission and bonus contracts due to higher business volumes. The approach also strengthens the capability of RELI Exchange agency partners in securing diverse insurance policies and fosters increased cross-selling opportunities. This unified strategy positions the company for rapid scaling and integration of accretive acquisitions, expanding its industry reach.

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

Financial Instruments

The Company’s financial instruments as of December 31, 2023, consist of derivative warrants. These are accounted at fair value as of inception/issuance date, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, (non-cash) gain or loss.

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

Insurance Acquisitions and Strategic Activities

As of the date of this filing, we have acquired nine insurance brokerages (see table below). As we continue to execute on our acquisition strategy, our reach within the insurance industry can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

Acquired	Date	Location	Line of Business

U.S. Benefits Alliance, LLC (USBA)	October 24, 2018	Michigan	Health Insurance

Employee Benefit Solutions, LLC (EBS)	October 24, 2018	Michigan	Health Insurance

Commercial Solutions of Insurance Agency, LLC (CCS or Commercial Solutions)	December 1, 2018	New Jersey	P&C – Trucking Industry

Southwestern Montana Insurance Center, Inc. (Southwestern Montana or Montana)	April 1, 2019	Montana	Group Health Insurance

Fortman Insurance Agency, LLC (Fortman or Fortman Insurance)	May 1, 2019	Ohio	P&C and Health Insurance

Altruis Benefits Consultants, Inc. (Altruis)	September 1, 2019	Michigan	Health Insurance

UIS Agency, LLC (UIS)	August 17, 2020	New York	Health Insurance

J.P. Kush and Associates, Inc. (Kush)	May 1, 2021	Michigan	Health Insurance

Barra & Associates, LLC	April 26, 2022	Illinois	Health Insurance

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

Nasdaq Notification

On January 12, 2024, the Company received written notice from Nasdaq’s Listing Qualifications Department notifying the Company that for the preceding 30 consecutive business days (November 29, 2023 to January 11, 2024), the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of the Company’s common stock and the common stock continued to trade on Nasdaq under the symbol “RELI.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until July 10, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

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

Non-GAAP Measure

The Company believes certain financial measures which meet the definition of non-GAAP financial measures, as defined in Regulation G of the SEC rules, provide important supplemental information. Namely our key financial performance metric Adjusted EBITDA (“AEBITDA”) is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. “AEBITDA” is defined as earnings before interest, taxes, depreciation, and amortization (EBITDA) with additional adjustments as further outlined below, to result in Adjusted EBITDA (“AEBITDA”). The Company considers AEBITDA an important financial metric because it provides a meaningful financial measure of the quality of the Company’s operational, cash impacted and recurring earnings and operating performance across reporting periods. Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure to other companies in the industry. AEBITDA is used by management in addition to and in conjunction (and not as a substitute) with the results presented in accordance with GAAP. Management uses AEBITDA to evaluate the Company’s operational performance, including earnings across reporting periods and the merits for implementing cost-cutting measures. We have presented AEBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations and assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Consistent with Regulation G, a description of such information is provided below herein and tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Annual Report on Form 10-K under “Results of Operations”.

We exclude the following items, and the following items define our non-GAAP financial measure AEBITDA:

●	Interest and related party interest expense: Unrelated to core Company operations and excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Depreciation and amortization: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Goodwill impairment: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Equity-based compensation: Non-cash compensation provided to employees and service providers, excluded to provide more meaningful supplemental information regarding the Company’s core cash impacted operational performance.
●	Change in estimated acquisition earn-out payables: An Earn-out liability is a liability to the seller upon an acquisition which is contingent on future earnings. These liabilities are valued at each reporting period and the changes are reported as either a gain or loss in the change in estimated acquisition earn-out payables account in the consolidated statements of operations. The gain or loss is non-cash, can be highly volatile and overall is not deemed relevant to ongoing operations, thus, it’s excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Recognition and change in fair value of warrant liabilities: This account includes changes to derivative warrant liabilities which are valued at each reporting period and could result in either a gain or loss. The period changes do not impact cash, can be highly volatile, and are unrelated to ongoing operations, and thus are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Other income (expense), net: This account includes non-routine income or expenses and other individually de minimis items and is thus excluded as unrelated to core operations of the company.
●	Loss from discontinued operations before tax: This account includes the net results from discontinued operations and since discontinued, are unrelated to the Company’s ongoing operations and thus excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.

Refer to the reconciliation of net (loss) income to AEBITDA, illustrated below in tabular format.

Results of Operations

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

The following table sets forth our revenue and expenses for each of the years presented and provides insight into the value and percentage changes:

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS ANALYTICS

	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change	Change Description
Commission Income	$13,731,826	$11,761,882	$1,969,944	17%	Commission income increase of 17% primarily driven by sustained organic growth (67%) coupled with acquisition related expansion (33%).

Commission Expense	3,732,939	3,140,725	592,214	19%	Commission expense increase primarily directly correlates to the organic and acquisition related growth in commission income.
Salaries and wages	7,503,052	7,508,312	(5,260)	0%	Moderate decrease in salaries & wages indicates the ability for the Company to effectively leverage its in place talent (human capital) despite robust increase in top-line revenue.
General and administrative (“G&A”)	4,089,989	4,959,151	(869,162)	-18%	Decreased G&A is driven by the Company’s adoption of OneFirm, our strategy to operate leaner and streamline costs across all agencies, coupled with lower acquisition related costs.
Marketing and advertising (“M&A”)	364,974	170,311	194,663	114%	M&A increase is a result of spiked branding and marketing outreach as we continue to rigorously grow our market share.
Change in estimated acquisition earn-out payables	1,716,873	524	1,716,349	327,548%	Estimated acquisition earn-out payables increase due to adjustments of estimated terminal payments and fair value thereof.
Depreciation and amortization	2,609,191	2,563,518	45,673	2%	Depreciation and amortization increase primarily relates to acquisition related additional fixed tangible and intangible assets.
Goodwill impairment	7,594,000	-	7,594,000		Goodwill impairment increase reflects the results from our annual impairment test of goodwill.
Total operating expenses	27,611,018	18,342,541

Loss from operations	(13,879,192)	(6,580,659)

Other income (expense)
Interest expense	(1,506,186)	(911,106)	(595,080)	65%	Interest expense increase primarily due to overall increased interest rate environment and new acquisition related debt financing.
Interest related parties	(150,067)	(6,920)	(143,147)	2,069%	Interest related parties increase primarily due to a seller financing note which began accruing interest in 2023.
Other income (expense), net	6,530	(4,341)	10,871	-250%	Other income (expense) increase primarily due to certain non-recurring and non-significant other income sources.
Recognition and change in fair value of warrant liabilities	5,503,647	29,064,958	(23,561,311)	-81%	Decrease in gain due to fair value changes in derivative warrant liabilities carried at fair value.
Total other income (expense)	3,853,924	28,142,591

Income (loss) from continuing operations before tax	(10,025,268)	21,561,932
Loss from discontinued operations before tax	(1,984,714)	(15,095,770)	13,111,056	-87%	Decreased loss primarily stems from a discontinued operations goodwill impairment charge that occurred in 2022.
Net (loss) income	$(12,009,982)	$6,466,162	(18,476,144)

Non-GAAP Measure
AEBITDA	$(686,973)	$(2,766,744)	$2,079,771	-75%	AEBITDA loss improves by $2.5 million, or 75%, a result of increased revenues and decreased AEBITDA costs, driven by OneFirm, our strategy to operate leaner and streamline costs across all agencies, coupled with lower acquisition related costs.

Non-GAAP Reconciliation from Net (Loss) Income to AEBITDA

The following table provides a reconciliation from net (loss) income to AEBITDA (adjusted EBITDA) for the years ended December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Net (loss) income	$(12,009,982)	$6,466,162
Adjustments:
Interest and related party interest expense	1,656,253	918,026
Depreciation and amortization	2,609,191	2,563,518
Goodwill impairment	7,594,000	-
Equity-based compensation employees, directors, and service providers	1,272,155	1,249,873
Change in estimated acquisition earn-out payables	1,716,873	524
Other (income) expense, net	(6,530)	4,341
Recognition and change in fair value of warrant liabilities	(5,503,647)	(29,064,958)
Loss from discontinued operations before tax	1,984,714	15,095,770
Total adjustments	11,323,009	(9,232,906)

AEBITDA	$(686,973)	$(2,766,744)

Liquidity and capital resources

As of December 31, 2023, the Company had a cash balance of approximately $2,739,000, of which approximately $1,410,000 was restricted, and working capital of approximately $1,189,000 compared with a cash balance of approximately $1,910,000, of which approximately $1,404,000 was restricted and a working capital deficit of approximately ($4,576,000) as of December 31, 2022. The 2023 increase in working capital is primarily attributable to increases in current assets stemming from the 17% increase in top line revenue, an equity private placement, cash received from warrant exercises and decreases to current liabilities.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact to pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(847,970)	$(3,189,997)
Net cash provided and used in investing activities	710,189	(24,642,312)
Net cash provided by financing activities	966,923	25,121,356
Net increase (decrease) in cash, cash equivalents, and restricted cash	$829,142	$(2,710,953)

Operating Activities

Net cash used in continuing and discontinued operating activities for the year ended December 31, 2023 was approximately $848,000, compared to approximately $3,190,000 for the year ended December 31, 2022 representing a decrease of cash used in operations of $2,342,000, or 73%. The 2023 cash used comprises an approximate net loss of $12,010,000, continuing non-cash positive adjustments of approximately $7,413,000 and non-cash positive adjustments from discontinued operations of approximately $3,749,000. Continuing non-cash adjustments stem from depreciation and amortization of approximately $2,609,000, goodwill impairment of $7,594,000, amortization of debt issuance costs of approximately $47,000, equity-based compensation for employees, directors, and service providers of approximately $1,272,000, and change in estimated acquisition earn-out payables of approximately 1,717,000, offset by non-cash lease expense of approximately $5,000 and the change in fair value of warrant liability of approximately $5,504,000, as well as changes in net working capital items in the net amount of approximately $317,000.

Investing Activities

Net cash flows provided from continuing and discontinued investing activities for the year ended December 31, 2023, was approximately $710,000 compared to net cash flows used in investing activities of approximately $24,642,000 for the year ended December 31, 2022. The 2023 net cash provided comprises $900,000 in cash proceeds from the sale of the NSURE investment, offset by approximately $190,000 of cash spend for the purchase of property, equipment and intangible assets.

Financing Activities.

Net cash provided from continuing and discontinued financing activities for the year ended December 31, 2023, was approximately $967,000 as compared to $25,121,000 for the year ended December 31, 2022. The 2023 net cash provided primarily comprises cash proceeds from an equity private placement and warrant exercises of approximately $4,475,000, offset by debt principal repayments of approximately $1,091,000, payments net of proceeds on short term financings of approximately $80,000, payments on related party loans and related party convertible debt of approximately $1,900,000, payments on earn-out liabilities of approximately $419,000 and approximately $18,000 of cash used in discontinued financing activities.

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

Equity-based compensation: Equity-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense using the straight-line amortization method over the requisite service period. For performance-based stock awards, the expense recognized is dependent on our assessment of the likelihood of the performance measure being achieved. We utilize forecasts of future performance to assess these probabilities and this assessment requires significant judgment.

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

The Company determined it has a material weakness in its disclosure controls and procedures relating to goodwill and earnings per share (“EPS”). The Company continues the process of mitigating the deficiencies by ensuring it is appropriately consulting with experts in the respective areas. During fiscal year 2023, Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, and concluded that they were not effective as of December 31, 2023, due to the material weakness identified.

Changes in Internal Control over Financial Reporting

During fiscal year 2022, the Company retained subject matter expert advisors to prepare the accounting and disclosures over Earnings per Share. These advisors assisted the Company in the calculations and disclosures of EPS for the year ended December 31, 2023. Aside for the foregoing, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors and executive officers of the Company, their ages as of the date of this Form 10-K, their positions held, and all commenced service with the Company in 2023.

Name	Age	Position(s) Held
Ezra Beyman	69	Chief Executive Officer (CEO) and Chairman of the Board of Directors
Joel Markovits	43	Chief Financial Officer (CFO), Chief Accounting Officer (CAO), Financial Reporting Manager (FRM)
Yaakov Beyman	41	Executive Vice President, Insurance Division
Scott Korman	69	Director and Chair of the Audit Committee (Audit Committee Financial Expert), and Member of the Compensation and Nominating and Governance Committees
Ben Fruchtzweig	59	Director and Chair of the Compensation Committee and Member of the Audit and Nominating and Governance Committees
Sheldon Brickman	58	Director and Chair of the Nominating and Governance Committee and Member of the Audit and Compensation Committees
Alex Blumenfrucht	35	Director and former Chief Financial Officer

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

Joel Markovits:

2021 – Present: Chief Financial Officer of Reliance Global Group, Inc.

2015 – 2021: KPMG Audit Senior Manager

Joel Markovits, Chief Financial Officer, joined the Company in June 2021 as our SEC financial reporting manager, and in February 2022 was appointed Chief Accounting Officer (CAO) and subsequently appointed CFO as of January 1, 2023. Joel brings over 12 years’ financial, accounting and reporting experience in both the public and private sectors. Prior to joining Reliance Global Group, Joel was a senior manager at KPMG LLP from April 2015 through May 2021, where he led some of the larger and more complex audit engagements, including serving as lead audit senior manager on a global $16 billion (annual revenues) enterprise reporting on both US GAAP and IFRS. He was also a data & analytics specialist and technology innovation leader at KPMG for its largest US Business Unit, overseeing the development and deployment of technological capabilities that enhance data analyses. Joel is a Certified Public Accountant in the State of New Jersey since November 2013.

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

Scott Korman:

Director – Joined Board in 2019

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

Ben Fruchtzweig:

Joined Board in 2019

2013 – Current: Mosdos Beis Abba

Mr. Fruchtzweig has served on our board of directors since December 2019 and brings decades of executive experience in accounting and financial services. He currently serves on the board of Mosdos Beis Abba since June 2013. He has served as Chief Comptroller/Financial Analyst at national financial services and investment companies. He received his NYS C.P.A. license in 1987 and has worked at Deloitte Haskins and Sells and other leading accounting firms. Currently, Mr. Fruchtzweig lectures on a variety of topics including business ethics. He also serves on a voluntary basis as a trustee of a non-profit private foundation, which serves to provide the needed financial support, services and guidance to qualifying individuals and families. Mr. Fruchtzweig graduated Magna Cum Laude from Queens College/C.U.N.Y. in June 1985. The Board believes that Mr. Fruchtzweig’s strong accounting and finance background makes him a strong director.

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

Alex Blumenfrucht:

Director of Reliance Global Group, Inc.

2018 – 2022: Former CFO of Reliance Global Group, Inc.

2015 – 2018: Audit senior at Deloitte and Touché.

Alex Blumenfrucht has served as member of our board of directors since 2018 and formerly also served as our Chief Financial Officer (CFO) from 2018 until June 2022, at which time he resigned and accepted employment with an unaffiliated company. Prior to joining Reliance, Mr. Blumenfrucht served as an Audit & Assurance Professional at Deloitte & Touché, LLP from September 2015 until May 2018, where he successfully led audit teams on both public and privately held corporations. The Board determined that Mr. Blumenfrucht’s extensive experience in internal control, financial analysis, and reporting for both private and publicly traded companies is central to the Company’s management of finances, reporting, and controls and makes him an ideal director.

William Lebovics:

2022 Former CFO of Reliance Global Group, Inc.

2019 – 2021: Director of Business Development at IDT Corporation

William Lebovics was appointed by the Company to serve as Chief Financial Officer (CFO) effective June 1, 2022 and as of January 1, 2023 transitioned from CFO into the role of Senior Vice President of Acquisitions. Prior to joining the Company, William served as Head of Business Development at IDT Corporation (NYSE: IDT), from November 2021- May 2022, where he worked closely with Chairman Howard Jonas on two new lines of business for the company. From January 2019- November 2021, William served as Finance Manager of IDW Media Holdings (NYSE: IDW) where he was responsible for dealing with financial reporting, financing, and M&A, as well as other finance related operations. From 2016-2018, Mr. Lebovics was Partner and Product Owner of a mobile tech company overseen by T5 Capital. William has extensive corporate finance experience, including prior roles as a Portfolio Manager of Alternative Investments at Nippon Life Global Investors and as a Real Estate Consultant in PwC’s Real Assets Group. William has an MS in Accounting from Fairleigh Dickenson University, an MS in Real Estate with a concentration in Finance and Investment from NYU, and a BS in Business Management from Touro College.

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

The Nominating and Governance Committee determines the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director (the “Director Criteria”); identifies and screens individuals qualified to become members of the Board, consistent with the Director Criteria. The Nominating and Governance Committee considers any director candidates recommended by the Company’s shareholders pursuant to the procedures described in the Company’s proxy statement, and any nominations of director candidates validly made by shareholders in accordance with applicable laws, rules and regulations and the provisions of the Company’s charter documents. The Nominating and Governance Committee makes recommendations to the Board regarding the selection and approval of the nominees for director to be submitted to a shareholder vote at the Annual Meeting of shareholders, subject to approval by the Board. The Nominating and Governance Committee does not have a set policy or process for considering diversity in identifying nominees but strives to identity and recruit nominees with a broad diversity of experience, talents, professions, backgrounds, perspective, age, gender, ethnicity and country of citizenship, and who possess the commitment necessary to make a significant contribution to the Company. Board nominees should be committed to enhancing long-term stockholder value and should possess high standards of integrity and ethical behavior.

Scott Korman, Ben Fruchtzweig and Sheldon Brickman sit on this Committee with Sheldon Brickman being the Chair.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage, and reward increased corporate financial performance, productivity and innovation.

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

Item 11. Executive Compensation

Pursuant to disclosure requirements in Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407, the following table summarizes executive compensation for the years ended December 31, 2023 and 2022.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus (2) ($)	Stock awards ($)	Option awards (Unvested) ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)		Total ($)
Ezra Beyman,	2023	338,942	-	105,840	-	-	-	-		444,782
CEO	2022	300,000	305,963	-	-	-	-	-		605,963

Joel Markovits,	2023	286,019	34,581	88,031	-	-	-	2,034	(1)	410,665
CFO	2022	197,499	-	130,625	-	-	-	-		328,124

Yaakov Beyman, EVP	2023	237,135	2,000	68,670	-	-	-	9,565	(2)	317,370
Insurance	2022	219,539	30,000	-	-	-	-	-		249,539

(1)	Represents other fringe benefits.
(2)	Represents employer 401(k) plan contributions.

Director Compensation

The table below shows the compensation paid to our non-employee directors during 2023 and 2022.

Name		Fees earned or paid in cash	Stock awards ($)	Un- exercisable Option awards (# of Shares)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ben Fruchtzweig	2023	$44,332	22,680	-	-	-	-	67,012
Director
Scott Korman	2023	$45,000	22,680	-	-	-	-	67,680
Director
Sheldon Brickman	2023	$43,668	22,680	-	-	-	-	66,348
Director
Alex Blumenfrucht	2023	$43,000	22,680					65,680
Director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of our common stock as of December 31, 2023 with respect to:

(i)	each person known to us to be the beneficial owner of more than five percent of our common stock;
(ii)	all directors;
(iii)	all named executive officers; and
(iv)	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Shares of common stock issuable upon exercise of options or warrants as of December 31, 2023 or are exercisable within 60 days of such date are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of calculating the percentage ownership of such person but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person. Applicable percentage ownership is based on 4,761,974 shares of common stock outstanding as the date of December 31, 2023.

Name and Address of Beneficial Owner	Number of Shares Common		Beneficial Ownership Percentage
Named Executive Officers and Directors
Ezra Beyman	381,020	(1)	8.0%
Joel Markovits	71,532	(2)	1.5%
Yaakov Beyman	58,783		1.2%
Sheldon Brickman	36,000		*
Scott Korman	38,177		*
Ben Fruchtzweig	36,477		*
Alex Blumenfrucht	44,233		*
All directors and executive officers as a group (7 persons)	666,212	(3)	14.0%

5% Stockholders
Armistice Capital, LLC (4)	511,736	(5)	10.07%
YES Americana Group, LLC (6)	263,021		5.5%

* Represents beneficial ownership of less than 1%.

(1)	Represents (i) 117,886 shares of common stock held by Ezra Beyman directly, (ii) 113 shares of common stock held by Reliance Global Holdings, LLC; and (iii) 263,021 shares of common stock held by YES Americana Group, LLC. Reliance Global Holdings, LLC is an entity controlled by Ezra Beyman and his spouse. YES Americana Group, LLC is an entity controlled by Ezra Beyman’s spouse.

(2)	Represents (i) 66,865 shares of common stock held by Mr. Markovits, and (ii) 2,667 shares of common stock that Mr. Markovits has or had the right to acquire within 60 days of the Record Date; provided, however, that certain of the shares referenced in clause (ii) have been or will be withheld for payment of payroll taxes.

(3)	Includes 2,667 shares of common stock the directors and named executive officers have or had the right to acquire within 60 days of the Record Date; provided, however, that certain of these shares have been or will be withheld for payment of payroll taxes.

(4)	Armistice Capital, LLC’s address is 510 Madison Avenue, 7th Floor, New York, NY 10022.

(5)	Represents (i) 149,736 shares of common stock held by Armistice Capital, LLC, and (ii) 362,000 shares that Armistice Capital, LLC has the right to acquire within 60 days of the Record Date pursuant to abeyance shares and/or exercisable warrants. Armistice Capital has the rights to 1,734,264 abeyance shares and holds warrants to purchase an aggregate of 5,077,195 shares of common stock; however, only 362,000 of these abeyance shares and/or warrants can be initially released and/or exercised within 60 days due to equity blockers and/or other limiting provisions in the abeyance shares and/or warrants.

(6)	YES Americana Group, LLC is an entity controlled by Ezra Beyman’s spouse and its address is 300 Blvd. of the Americas, Suite 105, Lakewood, NJ 08701.

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

The Company entered into a Loan Agreement with Reliance Global Holdings, LLC, a related party under common control. There is no term to the loan, and it bears no interest. The proceeds from the various loans were utilized to fund the acquisitions of USBA, EBS, CCS, SWMT Acquisition, Fortman, Altruis, and UIS. As of December 31, 2023, and the 2022 the related party loan payable was $0 and $100,724 respectively. At December 31, 2023 and 2022, Reliance Holdings owned approximately 0% and 24%, respectively, of the common stock of the Company.

On September 13, 2022, the Company issued a promissory note of convertible debt to YES Americana Group, LLC, (“YES Americana”) a related party entity for the principal sum of $1,500,000 (the “Note”). The Note matures on January 15, 2024, bearing interest of 0% per annum for the first six months, and 5% per annum thereafter, payable monthly. In the event the Note is not paid by the maturity date, the loan will automatically be extended for an additional year until January 15, 2025, and if necessary, extended again for one additional year through January 15, 2026. As of December 31, 2023, and 2022 the balance to YES Americana was $0 and $1,500,000 respectively. At December 31, 2023 and 2022, Yes Americana owned approximately 5.5% and 0%, respectively, of the common stock of the Company.

Pursuant to the first amendment to the April 26, 2022 asset purchase agreement between the Company and Barra & Associates, LLC, a related party entity beneficially owned by a senior vice president of the Company, the Company agreed to pay a deferred purchase price (the “DPP”) of $1,375,000 by January 31, 2023, and all amounts unpaid thereafter will accrue interest at a rate of 1.5% per month until paid. The Company intends to fully repay all unpaid amounts inclusive of interest over the next two years. The Company classifies amounts planned to be settled within twelve months from the balance sheet date to current liabilities. Accordingly, the Company reclassifies and presents current balances of $233,504 and $1,375,000 respectively, in the current portion of loans payables, related parties account in the condensed consolidated balance sheets as of December 31, 2023 and December 31, 2022. Non-current amounts are classified to the loans payable, related parties, less current portion account in the condensed consolidated balance sheets and amounted to $247,055 and $0 as of December 31, 2023, and December 31, 2022 respectively. Interest expense for the year ended December 31, 2023 was $145,344, recorded to interest expense, related parties in the condensed consolidated statements of operations.

The Company, Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (collectively, the “Parties”) entered into a purchase agreement on or around May 1, 2019 (the “Purchase Agreement”), whereby the Company purchased the business and certain assets noted within the Purchase Agreement, as well as that certain second amendment to the Purchase Agreement on or around May 18, 2023 (the “Second Amendment”). On January 11, 2024, the Parties entered into that certain third amendment to the Purchase Agreement (the “Third Amendment”), pursuant to which the Parties agreed to a total remaining earn-out balance of $423,107 owed to both Jonathan Fortman and Zachary Fortman each under the Purchase Agreement, both employees and related parties to the Company, for a combined total earn-out amount owed of $846,214 (the “Remaining Balances”). In satisfaction of such Remaining Balances, the Company agreed to pay $11,000.00 on the first business day of each month to both Jonathan Fortman and Zachary Fortman each until the Remaining Balances are paid in full. In addition, the Parties agreed under the Third Amendment that the Remaining Balances shall accrue interest at the rate of 10% per annum until the Remaining Balances are paid in full, with an effective date of January 2, 2024, for purposes of the commencement of interest accrual. Since the Remaining Balances are final and no longer subject to contingencies, as of December 31, 2023 and the period then ended, they have been reclassified from the earn-out liability account to the loan payable, related parties, less current portion account in the amount of, $650,473 and the current portion of loans payables, related parties in the amount of, $195,741 and for the same period ended no interest has accrued.

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

The following table sets forth the aggregate fees paid by the Company for the fiscal years ended December 31, 2023 and 2022 to our independent auditors:

Auditors	Years	Audit Fees	Tax Fees	All Other Fees
Mazars USA LLP	2023	$368,440	$31,200	$-
Mazars USA LLP	2022	$319,750	$11,000	$7,500

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this Annual Report on Form 10-K

(1)	Financial Statements

See Index to Financial Statements on page F-1 of this Annual Report on Form 10-K
(2)	Financial Statement Schedules

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

Report of Independent Registered Public Accounting Firm PCAOB ID 339

To the Stockholders and the Board of Directors of

Reliance Global Group, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliance Global Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment Evaluation of Goodwill

Critical Audit Matter Description

As described in Notes 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was approximately $6.7 million as of December 31, 2023. Management tests goodwill for impairment at least annually, or more frequently should an event or a change in circumstances occur that would indicate the carrying value may be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit. As a result of management’s assessment, the Company recognized impairment charges of $7.6 million related to goodwill during the year ended December 31, 2023.

The principal considerations for our determination that the goodwill impairment assessment was a critical audit matter are that there is significant judgment in selection of the valuation methods to use, along with assumptions used to estimate the future revenues and cash flows, including revenue growth rates, operating expenses and cash outflows necessary to support the cash flows, weighted average cost of capital and future market conditions as well as the valuation methodologies applied by the Company. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to managements inputs and selection of methods used. In addition, the audit effort involved the use of auditor employed professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

How the Critical Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included:

-	Obtaining an understanding over the Company’s process for evaluation whether an event of a change in circumstances occur that would indicate the carrying value of goodwill may be impaired.

-	Utilizing a firm employed valuation specialist with the skills and knowledge to assist in: (i) evaluating and challenging the reasonableness of the valuation methods selected by management to determine the fair value of the Company, (ii) evaluating management’s significant assumptions by comparing inputs to market data (iii) performing a control premium sensitivity study to determine the impact to the market participant acquisition approach, and (iv) performing recalculations of the method utilized by management.

-	Testing the completeness and accuracy of the underlying data utilized by management in their evaluation of goodwill impairment.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2020.

Fort Washington, Pennsylvania

April 4, 2024

Reliance Global Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31	December 31,
	2023	2022
Assets
Current assets:
Cash	$1,329,016	$505,410
Restricted cash	1,409,895	1,404,359
Accounts receivable	1,298,863	994,321
Accounts receivable, related parties	6,603	18,292
Other receivables	899	11,464
Prepaid expense and other current assets	333,756	245,535
Current assets - discontinued operations	-	85,998
Total current assets	4,379,032	3,265,379
Property and equipment, net	139,999	162,767
Right-of-use assets	739,830	1,018,952
Investment in NSURE, Inc.	-	900,000
Intangibles, net	11,042,757	13,439,369
Goodwill	6,693,099	14,287,099
Other non-current assets	20,292	23,284
Other assets - discontinued operations	-	5,330,879
Total assets	$23,015,009	$38,427,729

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities	$835,483	$951,382
Short term financing agreements	56,197	154,017
Current portion of loans payables, related parties	454,953	1,422,249
Other payables	7,414	101,113
Current portion of long-term debt	1,390,766	1,118,721
Current portion of leases payable	285,171	339,937
Earn-out liability, current portion	159,867	2,153,478
Current liabilities - discontinued operations	-	1,600,636
Total current liabilities	3,189,851	7,841,533

Loans payable, related parties, less current portion	897,529	122,266
Convertible debt, related parties, less current portion	-	1,500,000
Long term debt, less current portion	11,026,971	12,349,673
Leases payable, less current portion	484,335	714,068
Earn-out liability, less current portion	-	556,000
Warrant liabilities	268,993	6,433,150
Total liabilities	15,867,679	29,516,690
Stockholders’ equity:
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.086 par value; 2,000,000,000 shares authorized and 4,761,974 and 1,219,573 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	409,509	104,883
Additional paid-in capital	45,739,786	35,798,139
Accumulated deficit	(39,001,965)	(26,991,983)
Total stockholders’ equity	7,147,330	8,911,039
Total liabilities and stockholders’ equity	$23,015,009	$38,427,729

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Revenue
Commission income	$13,731,826	$11,761,882
Total revenue	13,731,826	11,761,882

Operating expenses
Commission expense	3,732,939	3,140,725
Salaries and wages	7,503,052	7,508,312
General and administrative	4,089,989	4,959,151
Marketing and advertising	364,974	170,311
Change in estimated acquisition earn-out payables	1,716,873	524
Depreciation and amortization	2,609,191	2,563,518
Goodwill impairment	7,594,000	-
Total operating expenses	27,611,018	18,342,541

Loss from operations	(13,879,192)	(6,580,659)

Other income (expense)
Interest expense	(1,506,186)	(911,106)
Interest expense, related parties	(150,067)	(6,920)
Other expense, net	6,530	(4,341)
Recognition and change in fair value of warrant liabilities	5,503,647	29,064,958
Total other income (expense)	3,853,924	28,142,591
Loss (income) from continuing operations before tax	(10,025,268)	21,561,932
Loss from discontinued operations before tax	(1,984,714)	(15,095,770)

Net (loss) income	$(12,009,982)	$6,466,162

Basic (loss) earnings per share
Continuing operations	$(4.46)	$13.36
Discontinued operations	$(0.70)	$(13.78)
Basic loss per share	$(5.16)	$(0.42)

Diluted (loss) earnings per share
Continuing operations	$(4.46)	$13.36
Discontinued operations	$(0.70)	$(13.78)
Diluted loss per share	$(5.16)	$(0.42)

Weighted average number of shares outstanding – Basic	2,820,275	1,094,781

Weighted average number of shares outstanding – Diluted	2,820,275	1,094,989

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2022	-	$-	1,219,573	$104,883	$35,798,139	$(26,991,983)	$8,911,039

Share based compensation			766,596	65,928	809,178	-	875,106
							-
Common shares issued for earnout liabilities			636,228	54,714	2,946,331	-	3,001,045
							-
Common shares issued to settle convertible debt, related parties			66,743	5,740	639,260	-	645,000
							-
Round up of shares due to reverse split			15,336	1,300	(1,300)	-	-
							-
Shares issued in 2023 private placement			155,038	13,333	3,433,151	-	3,446,484
							-
Common shares issued for services			260,602	22,412	567,448	-	589,860

Common shares issued for Series B warrants			373,264	32,100	628,410	-	660,510
							-
Common shares issued for Series E warrants			897,594	77,193	(78,897)	-	(1,704)
							-
Common shares issued for Series F warrants			371,000	31,906	998,066	-	1,029,972

Net loss						(12,009,982)	(12,009,982)

Balance, December 31, 2023	--	--	4,761,974	$409,509	$45,739,786	$(39,001,965)	$7,147,330

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred stock		Common stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Total

Balance, December 31, 2021	-	$-	730,407	$62,815	$27,329,201	$(20,000,000)	$(33,458,145)	$(26,066,129)

Share based compensation	-	-	-	-	1,249,873	-	-	1,249,873

Shares issued in private placement	9,076	781	178,060	15,313	(16,043)	20,000,000	-	20,000,051

Shares issued pursuant to acquisition	-	-	40,402	3,475	4,759,976	-	-	4,763,451

Series A warrants	-	-	25,000	2,150	2,472,850	-	-	2,475,000

Issuance of Series C warrants in exchange for common shares			(218,462)	(18,788)	18,788	-	-	-

Shares issued for vested stock awards	-	-	14,675	1,262	(1,262)	-	-	-

Issuance of common stock for conversion of Series C warrants	-	-	218,462	18,788	(17,452)	-	-	1,336

Issuance of common stock for conversion of Series D warrants	-	-	81,423	7,002	(6,207)	-	-	795

Issuance of common stock for conversion of Series B warrants	-	-	1,667	143	12,357	-	-	12,500

Warrant liability reclassified to equity upon exercise of Series B Warrants	-	-	-	-	8,000	-	-	8,000

Shares issued due to conversion of preferred stock	(9,076)	(781)	147,939	12,723	(11,942)	-	-	-

Net Income	-	-	-	-	-	-	6,466,162	6,466,162

Balance, December 31, 2022	-	-	1,219,573	$104,883	$35,798,139		$(26,991,983)	$8,911,039

The accompanying notes are an integral part of these consolidated financial statements

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income	(12,009,982)	6,466,162
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,609,191	2,563,518
Goodwill impairment	7,594,000	-
Amortization of debt issuance costs and accretion of debt discount	46,883	41,875
Non-cash lease expense	(5,377)	21,452
Share based compensation expense	875,106	1,249,873
Share based payments to service providers	397,049	-
Recognition and change in fair value of warrant liability	(5,503,647)	(29,064,958)
Change in estimated acquisition earn-out payables	1,716,873	524
Change in operating assets and liabilities:
Accounts receivable	(304,542)	123,096
Accounts receivable, related parties	11,689	(11,161)
Other receivables	10,565	(11,464)
Prepaid expense and other current assets	104,590	2,501,023
Other non-current assets	2,992	(6,492)
Accounts payables and other accrued liabilities	(48,266)	(1,811,237)
Other payables	(93,699)	269,613
Net cash used in continuing operating activities	(4,596,575)	(17,668,176)

Net cash provided by discontinued operating activities	3,748,605	14,478,179

Net cash used in continuing and discontinued operating activities	(847,970)	(3,189,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,864)	(61,454)
Purchase of intangible assets	(166,947)	(740,922)
Proceeds from sale of investment in NSURE	900,000	450,000
Business acquisitions, net of cash acquired	-	(6,000,000)
Net cash provided and used in continuing investing activities	710,189	(6,352,376)

Net cash used in discontinued investing activities	-	(18,289,936)

Net cash provided and used in continuing and discontinued investing activities	710,189	(24,642,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(1,090,622)	(875,010)
Debt issuance costs	-	(214,257)
Loans acquired through acquisitions	-	6,520,000
Issuance of common shares in exchange for Series B warrants	-	12,500
Issuance of common shares in exchange for Series C warrants	-	2,131
Proceeds from short term financing	241,975	-
Principal repayments of short-term financings	(322,095)	(310,383)
Payments of loans payable, related parties	(1,045,164)	(184,252)
Cash payments and proceeds of convertible debt, related parties	(855,000)	1,500,000
Cash payments on earn-out liability	(419,225)	(1,704,924)
Proceeds from exercise of warrants into common stock	1,028,270	2,475,000
Private Placement of shares and warrants	3,446,484	17,853,351
Net cash provided from continuing financing activities	984,623	25,074,156

Net cash used and provided from discontinued financing activities	(17,700)	47,200

Net cash provided from continuing and discontinued financing activities	966,923	25,121,356

Net increase and decrease in cash and restricted cash	829,142	(2,710,953)
Cash and restricted cash at beginning of year	1,909,769	4,620,722
Cash and restricted cash at end of year	2,738,911	1,909,769

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH TRANSACTIONS:
Cash paid during the period for:
Interest	$1,612,829	$863,936
Noncash investing and financing transactions:
Common shares issued to settle convertible debt, related parties	645,000	-
Common shares issued for earnout liabilities	3,001,045	-
Common shares issued for Series B warrants	660,510	8,000
Common shares issued for Series D Warrants	-	36,761
Common shares issued for preferred stock	-	190,069
Common stock issued for pre-paid assets	192,811	-
Issuance of Series D Warrants	-	6,930,335
Issuance of placement agent warrants	-	1,525,923
Acquisition of business deferred purchase price liability		1,125,000
Lease assets acquired in exchange for lease liabilities	156,542	310,146
Noncash investing and financing transactions, discontinued operations		5,081,309

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

Liquidity

As of December 31, 2023, the Company’s reported cash and restricted cash aggregated balance was approximately $2,739,000, current assets were approximately $4,379,000, while current liabilities were approximately 3,190,000. As of December 31, 2023, the Company had working capital of approximately $1,189,000 and stockholders’ equity of approximately $7,147,000. For the year ended December 31, 2023, the Company reported a loss from operations of approximately $13,879,000, of which $7,594,000 was related to goodwill impairment. The Company also reported a non-cash, non-operating gain on the recognition and change in fair value of warrant liabilities of approximately $5,504,000, other expense, primarily interest expense of approximately $1,650,000, which resulted in a loss from continuing operations of $10,025,000. Additionally, the Company reported a loss from discontinued operations of approximately $1,985,000. The total net loss of the company was approximately $12,010,000. The Company completed a capital offering in March 2023, raising net proceeds of approximately $3,446,000.

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

The reconciliation of cash and restricted cash reported within the applicable balance sheet accounts that sum to the total of cash and restricted cash presented in the statement of cash flows is as follows:

	December 31, 2023	December 31, 2022
Cash	$1,329,016	$505,410
Restricted cash	1,409,895	1,404,359
Total cash and restricted cash	$2,738,911	$1,909,769

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

As of December 31, 2023, and 2022 respectively, the Company’s balance sheet includes certain financial instruments, including cash, notes receivables, accounts payable, and short and long-term debt. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amounts of long-term debt approximate their fair value as the variable interest rates are based on a market index.

Warrant Liabilities: The Company’s warrant liabilities (see Note 9, Warrant Liabilities) represent liability-classified derivative financial instruments recorded at fair value on a recurring basis. The fair value of the Warrant Liabilities includes significant inputs unobservable in the market and thus are considered Level 3. The Company measured the fair value of the warrant liabilities at the issuance date, December 12, 2023, and subsequently at the balance sheet date, using a binomial option pricing model. The following summarizes the significant unobservable inputs:

	December 31, 2023	December 31, 2022
Stock price	$0.54	$8.55
Volatility	110.0%	105.0%
Time to Expiry	4.99	4.01
Dividend yield	0%	0%
Risk free rate	3.8%	4.1%

The following reconciles the warrant liabilities for the years ended December 31, 2023 and 2022:

	Years ended December 31, 2023 and 2022
	Series B Warrant Commitment	Series B warrant liabilities	Placement agent warrants	Total
Beginning balance, December 31, 2021	37,652,808	-	-	37,652,808
Initial recognition	-	55,061,119	1,525,924	56,587,043
Unrealized (gain) loss	17,408,311	(48,668,869)	(1,477,024)	(32,737,582)[1]
Warrants exercised or transferred	(55,061,119)	(8,000)	-	(55,069,119)
Ending balance, December 31, 2022	$-	$6,384,250	$48,900	$6,433,150
Unrealized (gain) loss		(5,534,931)	(48,575)	(5,583,506)[2]
Warrants exercised or exchanged	-	(580,651)	-	(580,651)
Ending balance, December 31, 2023	-	$268,668	$325	$268,993

[1]	Recognition and change in fair value of warrant liabilities per income statement is $29,064,958. The difference of $3,672,624 is made up of the Warrant issuance costs.
[2]	Recognition and change in fair value of warrant liabilities per income statement is $5,503,647. The difference of $79,859 was due to a loss on a warrant exchange.

Earn-out liabilities: The Company generally values its Level 3 earn-out liabilities using the income valuation approach. Key valuation inputs include contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. The following table summarizes the significant unobservable inputs used in the fair value measurements:

	December 31, 2023	December 31, 2022
Valuation technique	Discounted cash flow	Discounted cash flow
Significant unobservable input	Projected revenue and probability of achievement	Projected revenue and probability of achievement

The Company values its Level 3 earn-out liability related to the Southwestern Montana Insurance Center acquisition using a Monte Carlo simulation in a risk-neutral framework (a special case of the Income Approach). The following summarizes the significant unobservable inputs:

December 31, 2023
Volatility	110%
Credit Spread	7.73%
Number of trading days	252
Risk free rate	5.34%
Remaining term (years)	0.2
Stock Price	$0.54
Dividend Yield	0%
Number of Iterations	100,000

Undiscounted remaining earn out cash payments were approximately $165,000 as of December 31, 2023. The following table reconciles fair value of earn-out liabilities for the years ending December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Beginning balance – January 1	$2,709,478	$3,813,878

Acquisitions and Settlements	(3,260,403)	(1,104,924)

Period adjustments:
Fair value and estimate changes*	1,716,873	524
Earn-out payable in common shares	(159,867)	-
Earn-out transferred to loans payable, related parties	(846,214)	-

Ending balance	$159,867	$2,709,478
Less: Current portion	(159,867)	(2,153,478)
Ending balance, less current portion	$-	$556,000

*	Recorded as change in estimated acquisition earn-out payables on the consolidated statements of operations.

Deferred Financing Costs

The Company has recorded deferred financing costs because of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of December 31, 2023, and 2022, unamortized deferred financing costs were $273,864, and $313,829, respectively and are netted against the related debt.

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

Financial Instruments

The Company evaluates issued financial instruments for classification as either equity or liability based on an assessment of the financial instrument’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”) as well as in accordance with ASU 2020-06. The assessment considers whether the financial instruments issued are freestanding pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and, if applicable whether the financial instruments meet all of the requirements for equity classification under ASC 815, including whether the financial instruments are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance and as of each subsequent reporting period end date while the financial instruments are outstanding. Financial instruments that are determined to be liabilities under ASC 480 or ASC 815 are held at their initial fair value and remeasured to fair value at each subsequent reporting date, with changes in fair value recorded as a non-operating, non-cash loss or gain, as applicable.

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

The adoption of Topic 326 did not significantly change our approach to the valuation of trade receivables. The Company determines whether there is an expected loss on our accounts receivable by reviewing all available data, including our customers' latest available financial statements, their credit standing, our historical collection experience, and current and future market and economic conditions. As of December 31, 2023, and December 31, 2022, it was not deemed necessary to recognize any allowance for credit losses on our trade receivables.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers which at its core, recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

The Company’s revenue is primarily comprised of agency commissions earned from insurance carriers (the “Customer” or “Carrier”) related to insurance plans produced through brokering, producing, and servicing agreements between insurance carriers and members. The Company defines a “Member” as an individual, family or entity currently covered or seeking insurance coverage.

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

The Company recognizes revenue at a point in time when it satisfies its monthly performance obligation and control of the service transfers to the Customer. Transfer occurs when Member insurance premium cash payments are received by the Customer. The Customer’s receipt of cash is the culmination and complete satisfaction of the Company’s performance obligation, and the earnings process is complete.

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

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Year ended December 31, 2023	Medical	Life	Property and Casualty	Total

EBS	$883,327	$22,114	$-	$905,441
USBA	43,193	3184	-	46,377
CCS/UIS	-	-	289,486	289,486
Montana	1,863,455	12,488	-	1,875,943
Fortman	1,161,506	5,487	1,044,592	2,211,585
Altruis	5,454,654	-	-	5,454,654
Kush	1,209,854	-	-	1,209,854
Reli Exchange	209,615	127,486	1,401,385	1,738,486
Total	$10,825,064	$170,759	$2,735,463	$13,731,826

Year ended December 31, 2022	Medical	Life	Property and Casualty	Total

EBS	$781,570	$16,843	$-	$798,413
USBA	51,006	1462	-	52,468
CCS/UIS	-	-	254,325	254,325
Montana	1,860,475	7,661	-	1,868,136
Fortman	1,267,945	6705	842,961	2,117,611
Altruis	4,041,495	2954	-	4,044,449
Kush	1,535,416	1040	-	1,536,456
Reli Exchange	152,094	106,052	831,878	1,090,024
Total	$9,690,001	$142,717	$1,929,164	$11,761,882

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

Equity-Based Compensation

Equity-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The fair value of the stock-based payments to nonemployees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term. To the extent possible, the Company will estimate and recognize expected forfeitures.

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

The Company is the lessee in a contract when the Company obtains the right to use an asset. We currently lease real estate and office space under non-cancelable operating lease agreements. When applicable, consideration in a contract is allocated between lease and non-lease components. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of December 31, 2023, or 2022. Operating leases are included in the line items right-of-use assets, current portion of leases payable, and leases payable, less current portion in the consolidated balance sheets. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statement of operations. The Company determines a lease’s term by agreement with lessor and includes lease extension options and variable lease payments when option and/or variable payments are reasonably certain of being exercised or paid.

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

Discontinued Operations

The Company’s board of directors approved the discontinuation and abandonment of Medigap Healthcare Insurance Company, LLC (“Medigap”), a subsidiary of the Company, effective April 17, 2023, due to Medigap’s sustained recurring losses stemming from amongst other factors, greater than anticipated revenue chargebacks. The Company was unable to divest its interest in Medigap for value, and accordingly, operations were wound down in an orderly manner. In doing so, the Company transferred to its operating entity, Medigap’s customer relationships and internally developed and purchased software intangible assets, with net of amortization combined value of approximately $4,300,000, as well as, its short-term financing arrangement of $29,500, and each are respectively classified at their adjusted book values in the intangible assets and short term financing agreements accounts in the condensed consolidated balance sheets for the periods ended December 31, 2023 and December 31, 2022. These assets have continued value to the Company and have not been impaired as the fair value exceeds carrying cost. Medigap’s remaining assets were considered to have no remaining asset value and were fully impaired. Certain liabilities and estimated liabilities as outlined in the tables herein, were discharged and/or written-off in conjunction with the Settlement Agreement (as defined below) because of them having a net zero dollar estimated liability value. Accordingly, the Company recognized a net of estimated liability adjustments gain/loss of approximately $0, and an impairment loss of approximately $4,400,000, presented in income (loss) from discontinued operations in the consolidated statements of operations for the year ended December 31, 2023. As part of the abandonment, the Company cancelled third party contracts, settled outstanding vendor and other third-party obligations, ceased to enter new customer contracts via Medigap, and no further customer performance obligations existed. The Company does not expect further continuing involvement with Medigap, and in accordance with ASC 205-20-45-9, no corporate overhead has been allocated to discontinued operations.

Settlement Agreement

On June 30, 2023, the Company entered into a confidential settlement agreement and mutual release (the “Settlement Agreement”) with certain Medigap affiliated entities and persons, and the former owners of Medigap, whereby the Company would receive a settlement payment, net of costs, of $2,761,190 and was released from all past and future Medigap obligations and liabilities. The settlement payment was received in full by the Company in July 2023 and is recorded as income from discontinued operations in the condensed consolidated statements of operations for the year ended December 31, 2023.

The following tables present the major components of assets and liabilities included in discontinued operations on the condensed consolidated balance sheets.

	December 31, 2023	December 31, 2022
Accounts receivable	$-	$73,223
Accounts receivable, related parties	-	3,595
Other receivables	-	5,388
Prepaid expense and other current assets	-	3,792
Current Assets - Discontinued Operations	$-	$85,998

Condensed consolidated balance sheets - Current Assets - Discontinued Operations	$-	$85,998

Property and equipment, net	-	$24,116
Right-of-use assets	-	163,129
Intangibles, net	-	318,000
Goodwill	-	4,825,634
Other Assets - Discontinued Operations	$-	$5,330,879

Condensed consolidated balance sheets - Other Assets - Discontinued Operations	$-	$5,330,877

Accounts payable and other accrued liabilities	-	$506,585
Chargeback reserve	-	915,934
Current portion of leases payable	-	178,117
Current Liabilities - Discontinued Operations	$-	$1,600,636

Condensed consolidated balance sheets - Current Liabilities - Discontinued Operations	$-	$1,600,636

The following table rolls forward Medigap’s assets and liabilities from their carrying values pre-abandonment to their values post abandonment, and presents the impact of reclassifications, impairments, and write-offs:

Medigap Related Assets	Carrying Value Prior To Abandonment	Asset and Liability Transfers Retained by the Company	Asset Impairments and Liability Write-Offs	Carrying Value as of December 31, 2023

Accounts receivable	$56,398	$-	$(56,398)	$-
Accounts receivable, related party	3,595	-	(3,595)	-
Other receivables	5,388	-	(5,388)	-
Current assets – Medigap	$65,381	$-	$(65,381)	$-

Property and equipment, net	$22,378	$-	$(22,378)	$-
Right-of-use assets	119,594	-	(119,594)	-
Intangibles, net	4,570,536	(4,258,214)[1]	(312,322)	-
Goodwill	4,825,634	-	(4,825,634)	-
Other assets - Medigap	$9,538,142	$(4,258,214)	$(5,279,928)	$-

Total assets - Medigap	$9,603,523	$(4,258,214)	$(5,345,309)	$-

Accounts payable and other accrued liabilities	$4,157	$-	$(4,157)	$-
Short term financing agreements	29,500	(29,500)	-	-
Chargeback reserve	831,725	-	(831,725)[2]	-
Current portion of leases payable	134,517	-	(134,517)[3]	-
Other liabilities	9,842	-	(9,842)[3]	-
Current liabilities - Medigap	$1,009,741	$(29,500)	$(980,241)	$-

Total liabilities - Medigap	$1,009,741	$(29,500)	$(980,241)	$-

Net assets and liabilities - Medigap	$8,593,782	$(4,228,714)	$(4,365,068)	$-

1	Includes customer relationships and internally developed and purchased software intangible assets that have continued value to the Company and have not been impaired as the fair value exceeds carrying cost.
2	Estimated liability write-off per net zero dollar estimated liability value.
3	Liability discharge pursuant to the Settlement Agreement.

The following tables disaggregate the major classes of pretax gain and loss as presented in discontinued operations in the condensed consolidated statements of operations.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Income
Commission income	$744,030	$4,994,002

Expenses
Commission expense	110,639	604,042
Salaries and wages	454,663	1,973,579
General and administrative	129,363	508,342
Marketing and advertising	426,818	2,414,583
Depreciation and amortization	7,283	238,307
Other expenses (income)	(3,902)	(22,454)
Total discontinued operations expenses before impairments and write-offs	1,124,864	5,716,399
Total discontinued operations income / (loss) before impairments and write-offs	$(380,834)	$(722,397)
Gains and (losses) from recoveries and impairments / write-offs of discontinued operations assets and liabilities

Settlement Recovery, net of costs	$2,761,190	-

Asset impairment losses
Accounts receivable	56,398	-
Accounts receivable, related parties	3,595	-
Other receivables	5,388	-
Property and equipment, net	22,378	-
Right-of-use assets	119,593	-
Intangibles, net	312,322	-
Goodwill	4,825,634	14,373,374
Total asset impairments	5,345,308	14,373,374

Liability write-off gains
Accounts payable and other accrued liabilities	4,154	-
Other payables	9,842	-
Chargeback reserve	831,725	-
Current portion of leases payable	134,517	-
Total liability write-off gains	980,238	-

Discontinued operations net asset and liability impairments / write-offs gains and (losses)	4,365,070	14,373,374

Net gains and (losses) from recoveries and impairments / write-offs from discontinued operations assets and liabilities	(1,603,880)	(14,373,374)

Loss from discontinued operations before tax	(1,984,714)	(15,095,770)

Consolidated statement of operations - Loss from discontinued operations before tax	$(1,984,714)	$(15,095,770)

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

Recently Issued Accounting Pronouncements

In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation - Stock Compensation.  The ASU clarifies how to determine whether profits interest and similar awards are in the scope of ASC 718 and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, the ASU modified the language in paragraph 718-10-15-3 to improve its clarity and operability. However, this amendment does not change the intent of that guidance, nor how it should be applied. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. The Company is currently evaluating the effects of the adoption of ASU No. 2024-01 on its consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures by requiring, on an annual basis, consistent categories, and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied prospectively, however, retrospective application is permitted. The Company is currently evaluating the impact that this guidance will have on its disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands reportable segment disclosures by requiring disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss as well as an amount and description of other segment items. ASU 2023-07 also requires interim disclosures of a reportable segment’s profit or loss and assets, disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update are required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its disclosures.

NOTE 3. STRATEGIC INVESTMENTS AND BUSINESS COMBINATIONS

To date, we have acquired ten insurance brokerages (see table below). As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

Acquired	Reliance 100% Controlled Entity	Date	Location	Line of Business

U.S. Benefits Alliance, LLC (USBA)	US Benefits Alliance, LLC	October 24, 2018	Michigan	Health Insurance

Employee Benefit Solutions, LLC (EBS)	Employee Benefits Solutions, LLC	October 24, 2018	Michigan	Health Insurance

Commercial Solutions of Insurance Agency, LLC (CCS or Commercial Solutions)	Commercial Coverage Solutions LLC	December 1, 2018	New York	P&C – Trucking Industry

Southwestern Montana Insurance Center, Inc. (Southwestern Montana or Montana or SWMT)	Southwestern Montana Insurance Center, LLC	April 1, 2019	Montana	Group Health Insurance

Fortman Insurance Agency, LLC (Fortman or Fortman Insurance or FIS)	Fortman Insurance Solutions, LLC	May 1, 2019	Ohio	P&C and Health Insurance

Altruis Benefits Consultants, Inc. (Altruis or ABC)	Altruis Benefits Corporation	September 1, 2019	Michigan	Health Insurance

UIS Agency, LLC (UIS)	UIS Agency, LLC	August 17, 2020	New York	P&C – Trucking Industry

J.P. Kush and Associates, Inc. (Kush)	Kush Benefit Solutions, LLC	May 1, 2021	Michigan	Health Insurance

Barra & Associates, LLC (Barra)	RELI Exchange, LLC	April 26, 2022	Illinois	P&C and Health Insurance

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

The preliminary allocation of the purchase price in connection with the acquisition of Barra was calculated as follows:

Description	Fair Value	Weighted Average Useful Life (Years)
Acquired accounts receivable	$92,585
Property, plant, and equipment	8,593	7
Right-of-use asset	122,984
Trade names	22,000	4
Customer relationships	550,000	10
Developed technology	230,000	5
Agency relationships	2,585,000	10
Lease liability	(122,984)
Goodwill	4,236,822	Indefinite
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

Goodwill of $4,236,822 arising from the acquisition of Barra consisted of the value of the employee workforce and the residual value after all identifiable intangible assets were valued. Goodwill recognized pursuant to the acquisition of Barra is currently expected to be deductible for income tax purposes. Total acquisition costs incurred for the acquisition of Barra were $72,793 recorded as a component of General and administrative expenses.

The approximate revenue and net profit or loss for the acquired business as a standalone entity per ASC 805 from April 26, 2022 to December 31, 2022 was $1,090,023 and a loss of $393,708, respectively.

Pro Forma Information

The results of operations of Barra will be included in the Company’s consolidated financial statements as of the date of acquisition through the current period end. The following supplemental pro forma financial information approximate combined financial information assumes that the acquisition had occurred at the beginning of the nine months ended December 31, 2022:

December 31,
2022
Revenue	$12,309,504
Net Income (Loss)	$6,700,594
Earnings (Loss) per common share, basic	$(0.21)
Earnings (Loss) per common share, diluted	$(0.21)

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

During the year 2020, by October 8, 2020, the Company funded the first tranche, $1,350,000 in exchange for 394,029 shares. The second tranche allowed the Company to acquire an additional 209,075 shares at a price of $6.457 per share by no later than December 30, 2020. The third full tranche allowed the Company to purchase an additional 325,239 shares at a purchase price of $9.224 after December 20, 2020, but no later than March 31, 2021.

The Company did not fund tranches two and three in the required timeframes, thus, the Company relinquished its rights under the contract to any additional NSURE shares aside for the ones already acquired with tranche one.

During the fourth quarter of the year ended December 31, 2022, the Company sold 131,345 of its NSURE shares to unaffiliated third parties, receiving cash proceeds of $450,000. During April 2023, the Company sold its remaining 262,684 of NSURE shares to unaffiliated third parties, receiving the shares’ cost basis and cash proceeds of $900,000. The Company’s remaining NSURE share balance as of December 31, 2023, was $0.

The Company measured the NSURE shares subsequent to acquisition in accordance with ASC 321-10-35-2, at cost less impairment since no readily determinable fair value was available to the Company. The investment was reviewed for impairment at each reporting period by qualitatively assessing any indicators demonstrating fair value of the investment is less than carrying value. The Company did not observe any price changes resulting from orderly transactions for identical or similar assets for the years ended December 31, 2023, or 2022. ASC 321-10-50-4 further requires an entity to disclose unrealized gains and losses for periods that relate to equity securities held at a reporting date. To date, the Company has not recognized any unrealized gains or losses on NSURE security.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2023	December 31, 2022
Computer equipment	$110,350	$92,278
Office equipment and furniture	47,652	40,693
Leasehold Improvements	120,378	122,830
Property and equipment	278,380	255,801
Less: Accumulated depreciation	(138,381)	(93,034)
Property and equipment, net	$139,999	$162,767

Depreciation expense associated with property and equipment, is included within depreciation and amortization in the Company’s consolidated statements of operations and is, $45,632 and $37,638 for the years ended December 31, 2023, and 2022, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC 350-20-35-45, all the Company’s goodwill is assigned to a single operating and reporting unit. All acquisitions made by the Company are in one general insurance agency industry and operate in a very similar economic and regulatory environment. The Company has one executive who is responsible for the operations of the insurance agencies. This executive reports directly to the Chief Executive Officer (“CEO”) on a quarterly basis. Additionally, the CEO who is responsible for the strategic direction of the Company reviews the operations of the insurance agency business collectively, as opposed to office by office.

For the year ended December 31, 2022, due to a declining market capitalization attributed to Medigap’s performance, the Company performed a goodwill impairment test utilizing a hybrid of the Market Approach – Traded Market Value Method and Income Approach – Discounted Cash Flow Method and Discounted Forward Market Multiple Method, concluding that the Company’s fair value and resultant net assets, implied a goodwill balance of $19,100,000 versus our goodwill balance prior to write-down of $33,400,000. Thus, the Company recognized an approximate impairment charge of $14,373,000 presented in the loss from discontinued operations before tax account in the consolidated statements of operations for the year ended December 31, 2022.

As of June 30, 2023, the Company recognized an additional goodwill impairment of $4,825,634 upon the abandonment of Medigap, presented in the loss from discontinued operations before tax account in the consolidated statements of operations for the year ended December 31, 2023.

For the year ended December 31, 2023, due to a declining market capitalization, the Company performed a quantitative goodwill impairment test utilizing the discounted cash flow method of the income approach with market participant control adjustments in consideration of market capitalization, and concluded that the Company’s carrying value of equity exceeded its fair value of equity in the approximate amount of $7,594,000 which the Company recognized as a goodwill impairment charge, presented in the goodwill impairment account on the consolidated statements of operations for the year ended December 31, 2023.

The following table rolls forward the Company’s goodwill balance for the periods ending December 31, 2023 and 2022 exclusive of discontinued operations.

Goodwill
December 31, 2021	$10,050,277
Goodwill recognized in connection with Barra acquisition on April 26, 2022	4,236,822
December 31, 2022	14,287,099
Goodwill impairment recognized as of December 31, 2023	(7,594,000)
December 31, 2023	$6,693,099

The following table rolls forward the Company’s goodwill balance for the periods ended December 31, 2023, and December 31, 2022 inclusive of discontinued operations.

Goodwill
December 31, 2021	$10,050,277
Goodwill recognized in connection with Medigap acquisition	19,199,008
Goodwill recognized in connection with Barra acquisition	4,236,822
Goodwill impairment (Medigap) during the year-ended December 31, 2022	(14,373,374)
December 31, 2022	19,112,733
Goodwill impairment (Medigap) during the year ended December 31, 2023	(4,825,634)
Goodwill impairment recognized as of December 31, 2023	(7,594,000)
December 31, 2023	$6,693,099

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2023:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	1.5	$1,807,189	$(1,320,939)	$486,250
Internally developed software	3.2	1,798,922	(650,029)	1,148,893
Customer relationships	8.0	11,922,290	(3,193,629)	8,728,661
Purchased software	0.3	667,206	(618,418)	48,788
Video Production Assets	-	50,000	(50,000)	-
Non-competition agreements	0.9	3,504,810	(2,874,645)	630,165
Trade name and trademarks		$19,750,417	$(8,707,660)	$11,042,757

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2022:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	4.4	$1,806,188	$(969,241)	$836,947
Internally developed software	4.1	1,635,178	(287,990)	1,347,188
Customer relationships	9.0	11,922,290	(2,076,086)	9,846,204
Purchased software	0.4	665,137	(581,497)	83,640
Video Production Assets	0.0	50,000	(50,000)	-
Non-competition agreements	1.9	3,504,810	(2,179,420)	1,325,390
		$19,583,603	$(6,144,234)	$13,439,369

Amortization expense is $2,563,559 and $2,525,880 for the years ended December 31, 2023 and 2022, respectively.

The following table reflects expected amortization expense as of December 31, 2023, for each of the following five years and thereafter:

Years ending December 31,	Amortization Expense
2024	$2,195,191
2025	1,801,235
2026	1,532,267
2027	1,196,989
2028	1,097,825
Thereafter	3,218,683
Total	$11,042,757

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Significant components of accounts payable and accrued liabilities were as follows:

	December 31, 2023	December 31, 2022

Accounts payable,	$635,339	$747,469
Accrued expenses	40,540	109,502
Accrued credit card payables	54,416	58,120
Other accrued liabilities	105,188	36,291
	$835,483	$951,382

NOTE 8. LONG-TERM DEBT

The composition of the long-term debt follows:

	December 31, 2023	December 31, 2022

Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, variable interest of Prime Rate plus 2.5%, maturing August 2028, net of deferred financing costs of $10,069 and $12,388 as of December 31, 2023 and 2022, respectively	$369,602	$426,883
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, variable interest of Prime Rate plus 1.5%, maturing December 2028, net of deferred financing costs of $12,525 and $15,076 as of December 31, 2023 and 2022, respectively	604,830	693,682
Oak Street Funding LLC Term Loan for the acquisition of SWMT, variable interest of Prime Rate plus 2.0%, maturing April 2029 net of deferred financing costs of $7,733 and $9,206 as of December 31, 2023 and 2022, respectively	695,758	788,596
Oak Street Funding LLC Term Loan for the acquisition of FIS, variable interest of Prime Rate plus 2.0%, maturing May 2029, net of deferred financing costs of $31,026 and $36,843 as of December 31, 2023 and 2022, respectively	1,758,558	1,987,846
Oak Street Funding LLC Term Loan for the acquisition of ABC, variable interest of Prime Rate plus 2.0%, maturing September 2029, net of deferred financing costs of $35,649 and $42,129 as of December 31, 2023 and 2022, respectively	2,899,409	3,249,575
Oak Street Funding LLC Term Loan, variable interest of Prime Rate plus 2.5%, maturing May 2032, for the acquisition of Barra, net of deferred financing costs of $176,762 and $198,188 as of December 31, 2023 and December 31, 2022, respectively	6,089,580	6,321,812
	12,417,737	13,468,394
Less: current portion	(1,390,766)	(1,118,721)
Long-term debt	$11,026,971	$12,349,673

Oak Street Funding LLC – Term Loans and Credit Facilities

During the year of 2018 the Company entered into two debt agreements with Oak Street Funding LLC (“Oak Street”). On August 1, 2018, EBS and USBA entered into a Credit Agreement with Oak Street whereby EBS and USBA borrowed $750,000 from Oak Street under a Term Loan. The Term Loan is secured by certain assets of the Company. Interest accrues at 11.00% on the basis of a 360-day year, maturing 120 months from the Amortization Date (September 25, 2018). The Company incurred debt issuance costs associated with the Term Loan in the amount of $22,188. On December 7, 2018, CCS entered into a Facility with Oak Street whereby CCS borrowed $1,025,000 from Oak Street under a senior secured amortizing credit facility. The borrowing rate under the Facility is a variable rate equal to Prime +1.50% and matures 10 years from the closing date. The Company incurred debt issuance costs associated with the Facility in the amount of $25,506, which were deferred and are amortized over the length of the Facility.

During the year of 2019 the Company entered in a number of Credit Agreements with Oak Street whereby the Company borrowed a total amount of $7,912,000 under the Term Loans. The Term Loans are secured by certain assets of the Company. The borrowing rates under the Facility is a variable rate equal to Prime + 2.00% and matures 10 years from the closing date. The Company recorded debt issuance costs associated with the loans in total of $181,125.

On April 26, 2022 the Company entered into a secured promissory note (the Note) with Oak Street subject to the terms of the Master Credit Agreement, whereby the Company borrowed $6,250,000 with a maturity date of May 25, 2032. The Note is secured by certain assets of the Company and subject to certain financial covenants. Interest accrues at the Prime Rate plus an Applicable Margin of 2.500% on the basis of a 360-day year. The Company incurred debt issuance costs associated with the Note of $214,257.

Aggregated cumulative maturities of long-term obligations (including the Term Loan and the Facility), excluding deferred financing costs, as of December 31, 2023 are:

Fiscal year ending December 31,	Maturities of Long-Term Debt
2024	$1,390,766
2025	1,552,772
2026	1,729,160
2027	1,925,603
2028	2,107,128
Thereafter	3,986,172
Total	12,691,601
Less debt issuance costs	(273,864)
Total	$12,417,737

Short-Term Financings

The Company has various short-term notes payable for financed items such as insurance premiums and CRM software purchases. Total financed for the year ended December 31, 2023 and 2022 respectively was approximately $181,000 and $482,000. These are normally paid in equal installments over a period of twelve months or less and carry interest rates ranging between 12.75% and 0% per annum. As of December 31, 2023 and 2022, approximately $56,000 and $154,000 remains outstanding on short-term financings.

NOTE 9. WARRANT LIABILITIES

Series B Warrants

On December 22, 2021, the Company entered into a securities purchase agreement (SPA) with two institutional investors for the purchase and sale of (i) warrants to purchase up to an aggregate of 651,997 shares of the Company’s common stock, par value $0.086 per share at an exercise price of $61.35 per share, (ii) an aggregate of 178,060 shares of Common Stock, and (iii) 9,076 shares of the Company’s newly-designated Series B convertible preferred stock, par value $0.086 per share, with a stated value of $1,000 per share, initially convertible into an aggregate of 147,939 shares of Common Stock at a conversion price of $61.35 per share, each a freestanding financial instrument, (the “Private Placement”). The aggregate purchase price for the Common Shares, the Preferred Shares and the Warrants was approximately $20,000,000.

By entering into the Private Placement on December 22, 2021, the Company entered into a commitment to issue the Common Shares, Preferred Shares, and Series B Warrants on the Initial Closing Date for a fixed price and exercise price, as applicable. The commitment to issue Series B Warrants (the “Warrant Commitment”) represents a derivative financial instrument, other than an outstanding share, that, at inception, has both of the following characteristics: (i) embodies a conditional obligation indexed to the Company’s equity. The Company classified the commitment to issue the warrants as a derivative liability because it represents a written option that does not qualify for equity accounting The Company initially measured the derivative liability at its fair value and will subsequently remeasure the derivative liability, at fair value with changes in fair value recognized in earnings. An option pricing model was utilized to calculate the fair value of the Warrant Commitment. The Company initially recorded $17,408,311 of non-operating unrealized losses within the recognition and change in fair value of warrant liabilities account for the year ended December 31, 2021.

The Private Placement closed on January 4, 2022, at which time the Company remeasured the derivative liability for the warrants issued in the transaction, recognizing $17,408,311 of non-operating unrealized losses and a derivative liability of $55,061,119. The closing of the Private Placement settled the subscription receivable reported on the Company’s balance sheet as of December 31, 2021.

Pursuant to the terms of the SPA, due to a non-Private Placement related dilutive share issuance, effective December 27, 2022, the Series B Warrants outstanding increased to 1,333,333 and the exercise price reset to $7.50. On December 27, 2022, 1,667 Series B Warrants were exercised into 1,667 shares of common stock with cash proceeds to the Company of $12,500. Pursuant to a number of dilutive issuances throughout fiscal year 2023, as of December 31, 2023, the exercise price in effect was $0.63.

On December 12, 2023, the Company entered into an agreement with one of the SPA institutional investors, pursuant to which (i) the Company extended the expiration date of their 866,667 remaining outstanding Series B Warrants to December 28, 2028 and (ii) institutional investor waived a restriction in the SPA such that the Company will be permitted to consummate an “at-the-market offering” with a registered broker-dealer, whereby such registered broker-dealer is acting as principal or agent in the purchase of shares (the “ATM”) of the Company’s common stock from the Company after sixty (60) days following December 14, 2023. Further, on December 12, 2023, the Company entered into an exchange offer with the other SPA institutional investor, pursuant to which the investor exchanged its remaining Series B Warrants to purchase 300,000 shares of Common Stock for 300,000 shares of Common Stock.

For the years ended December 31, 2023 and 2022, net fair value gains recognized for the Series B Warrants were $5,534,931 and $48,668,869 respectively, presented in the recognition and change in fair value of warrant liabilities account in the consolidated statements of operations. The Series B Warrant liability outstanding as of December 31, 2023 and 2022 is $268,667 and $6,384,250 respectively, presented in the warrant liability account on the consolidated balance sheets and there remain 866,667 of Series B Warrants outstanding.

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

For the years ended December 31, 2023 and 2022, net fair value gains recognized for the PAW were, $48,575 and $1,477,024 respectively, presented in the recognition and change in fair value of warrant liabilities account in the consolidated statements of operations. The PAW liability outstanding as of December 31, 2023 and 2022 is $325 and $48,900 respectively, presented in the warrant liability account on the consolidated balance sheets.

NOTE 10. SIGNIFICANT CUSTOMERS

Carriers representing 10% or more of total revenue are presented in the table below:

Insurance Carrier	December 31, 2023	December 31, 2022
Priority Health	35%	32%
BlueCross BlueShield	15%	14%

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

During August 2022, all 9,076 Series B Convertible Preferred Stock were converted by third parties into 147,939 shares of common stock and as of December 31, 2023 and 2022 none remain outstanding.

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

In February 2023, Yes Americana, a related party, converted $645,000 of its outstanding convertible debt into 66,743 shares of the Company’s common stock. The conversion considered the fair market value of the stock on the day of conversion of $9.67 for the total of 66,743 shares.

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

During the third quarter of 2023, the Company issued from its common stock, 174,610 shares to settle an earn-out liability, 400 shares in lieu of services provided, 3,017 shares to employees for vested stock awards, and 73,264 for Series B Warrants exercised.

During the fourth quarter of 2023, the Company issued from its common stock, 897,594 and 371,000 shares for Series E and Series F warrant exercises, respectively, 741,360 for share based compensation, 147,645 shares in lieu of services, and 300,000 shares for Series B Warrants exchanged.

As of December 31, 2023 and December 31, 2022, there were 4,761,974 and 1,219,573 shares of Common Stock outstanding, respectively.

Warrants

Series A Warrants

In conjunction with the Company’s initial public offering, the Company issued 2,070,000 Series A Warrants which were classified as equity warrants because of provisions, pursuant to the warrant agreement, that permit the holder obtain a fixed number of shares for a fixed monetary amount. The warrants are standalone equity securities that are transferable without the Company’s consent or knowledge. The warrants were recorded at a value per the offering of $0.15. The warrants may be exercised at any point from the effective date until the 5-year anniversary of issuance, on or around February 8, 2026, and are not subject to antidilution provisions. In January 2022, 375,000 Series A Warrants were exercised into 25,000 shares of common stock.

In November 2023 the Series A Warrant holders voted and approved an amendment to the Series A Warrant agreement pursuant to which the warrants were issued, and reduced the exercise price from the stated $6.60 (post-Reverse Split-2023 effective exercise price of $99.00) per share to $6.13 per share, subject to adjustment.

As of both December 31, 2023 and December 31, 2022, 1,695,000 Series A Warrants remain outstanding, exercisable into 113,000 shares of common stock.

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

In July 2022, 81,423 Series D prepaid warrants were converted into 81,472 shares of the Company’s common stock for a conversion price of $0.015 through both cash and cashless exercises. Proceeds of $795 were received in conjunction with the cash exercise.

Series E, F & G Warrants, and

Abeyance Shares

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

On December 12, 2023, the Company entered into that certain Inducement Offer to Exercise Series F Warrants to Subscribe for Common Shares with the institutional investor (the “Series F Inducement Agreement”), pursuant to which (i) the Company agreed to lower the exercise price of the Series F Warrants to $0.6562 per share (which is equal to the Nasdaq minimum price) (the “Nasdaq Minimum Price”) and (ii) the institutional buyer agreed to exercise the Series F Warrants to purchase 2,105,264 shares of Common Stock into 2,105,264 shares of Common Stock (the “Exercise Shares”) by payment of the aggregate exercise price of approximately $1,381,474, gross of $351,503 of expenses, including but not limited to EF Hutton LLC, who acted as placement agent in connection therewith, resulting in $1,029,972 in net proceeds to the Company. The closing occurred on December 14, 2023 (the “Closing Date”). The Exercise Shares were all exercised, resulting in the issuance of 371,000 shares, and 1,734,264 shares held in abeyance (the “Abeyance Shares”) due to the 9.99% beneficial ownership limitation stipulated in the Series F Inducement Agreement. The Company accounted for the exercise price decrease inducement as a modification which resulted in a deemed dividend of $302,997 recorded as an increase and decrease to the additional paid-in capital account, in the consolidated balance sheets and statements of stockholders’ equity (deficit) as of December 31, 2023. The Company valued (a) the fair value of the 2,105,264 warrants immediately before exchange in the amount of $1,103,377, (b) the fair value of the warrants immediately after the exchange in the amount of $800,380, and (c) recorded the difference as a deemed dividend in the amount of $302,997. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: a) fair value of common stock of $0.6562, b) exercise prices of $3.55 pre-exchange and $0.6562 post-exchange, c) term of 4.77 years pre-exchange and post-exchange, d) dividend rate of 0%, e) volatility of 112% pre-exchange and post-exchange, and f) risk free interest rate of 4.23% pre-exchange and post-exchange.

Further, pursuant to the Series F Inducement Agreement, the Company issued a new unregistered Series G common share purchase warrant (the “Series G Warrant”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended to purchase 4,210,528 shares of Common Stock at an initial exercise price equal to $0.6562, but subject to a 4.99% beneficial ownership limitation. The Series G Warrant termination date is December 12, 2028. The Company’s accounting for the Series G Warrant resulted in a deemed dividend of $2,236,760 recorded as an increase and decrease to the additional paid-in capital account, in the consolidated balance sheets and statements of stockholders’ equity (deficit) as of December 31, 2023. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: a) fair value of common stock of $0.6562, b) exercise price of $0.6562, c) term of 5 years, d) dividend rate of 0%, e) volatility of 112%, and f) risk free interest rate of 4.23%.

As of December 31, 2023:

●	Series E: There remains no Series E Warrants outstanding pursuant to exercises occurring throughout the fiscal year of 897,594 warrants exercised into 897,594 shares of the Company’s common stock for a net of $898 in cash proceeds.
●	Series F: There remain no Series F Warrants outstanding pursuant to the Series F Inducement Agreement.
●	Series G: There remain 4,210,528 Series G Warrants outstanding.
●	Abeyance Shares: There remain 1,734,264 unissued Abeyance Shares outstanding.

Subsequent to December 31, 2023, during the first quarter of 2024, upon request from the institutional investor, the Company converted 723,264 Abeyance Shares into Common Stock, thereby issuing 723,264 of Common Stock, resulting in a remaining 1,011,000 outstanding Abeyance Shares. During the second quarter of 2024, the institutional investor requested the Company convert the remaining 1,011,000 Abeyance Shares into Common Stock. The Company has yet to issue any shares in reference to this request but does intend to issue them during the remaining period of the second quarter of 2024. Upon and post issuance of these shares, there will be no remaining Abeyance Shares outstanding.

Equity Incentive Plans

2019 Equity Incentive Plan. During the year ended December 31, 2019, the Company adopted the Reliance Global Group, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) under which various forms of equity awards can be granted to employees, directors, consultants, and service providers. Awards include but are not limited to, restricted stock, restricted stock units, performance shares and stock options. A total of 46,667 shares of common stock were reserved for issuance under the 2019 Plan. As of December 31, 2023, after considering 2019 Plan shares held for outstanding options, there remains no additional capacity for further awards. As of the same date, there are 10,928 options outstanding with a weighted average exercise price of $232.55 and weighted average remaining contractual life of 0.57 years. The Company issues new shares of common stock for any option exercises, from its shares available under either its 2019 Plan or 2023 Plan (as defined below).

2023 Equity Incentive Plan. On August 10, 2023, the Company adopted, the Reliance Global Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”, and together with the 2019 Plan, the “Plans”). The purpose of the 2023 Plan is to provide a means through which the Company and its subsidiaries may attract and retain key personnel, and to provide a means whereby directors, officer, employees, consultants, and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, thereby strengthening their commitment to the welfare of the Company and its subsidiaries and aligning their interests with those of the Company’s stockholders. The 2023 Plan provides for various stock-based incentive awards, including incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards. It became effective on August 10, 2023 and will terminate on August 10, 2033, unless the Compensation Committee terminates it earlier. A total of 800,000 shares of Common Stock were reserved for issuance under the 2023 Plan, and as of December 31, 2023 there were no new options granted, and there remain 47,080 shares available for issuance.

Administration of the Plans. The Plans are administered by the Compensation Committee of the Board. The Compensation Committee is authorized to select from among eligible employees, directors, and service providers those individuals to whom shares and options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Compensation Committee is also authorized to prescribe, amend, and rescind terms relating to options granted under the Plans. Generally, the interpretation and construction of any provision of the Plans or any shares and options granted hereunder is within the discretion of the Compensation Committee.

Stock Options: The Plans provide that options may or may not be Incentive Stock Options (ISOs) within the meaning of Section 422 of the Internal Revenue Code. Only employees of the Company are eligible to receive ISOs, while employees, non-employee directors, consultants, and service providers are eligible to receive options which are not ISOs, i.e. “Non-Statutory Stock Options.” The options granted by the Compensation Committee in connection with its adoption of the Plans were Non-Statutory Stock Options.

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

The following is a summary of the stock options granted, forfeited or expired, and exercised under the Plans for the years ended December 31, 2023 and 2022 respectively:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	10,928	$232.55	1.61	$-
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2023	10,928	$232.55	0.61	-

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	10,928	$232.55	2.61	$-
Granted	-	-	-	-
Forfeited or expired	-	$-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2022	10,928	$232.55	1.61	-

The following is a summary of the Company’s non-vested stock options as of December 31, 2023 and 2022 respectively:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2022	271	$236.83	2.27
Granted	-	-	-
Vested	(248)	239.68	0.81
Forfeited or expired	-	-	-
Non-vested at December 31, 2023	23	$205.70	1.59

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2021	3,587	$227.78	0.90
Granted	-	-	-
Vested	(3,315)	14.89	1.71
Forfeited or expired	-	-	-
Non-vested at December 31, 2022	271	$236.83	2.27

For the years ended December 31, 2023 and 2022, the Board did not approve any options to be issued pursuant to the Plan.

During the years ended December 31, 2023 and 2022, no employee terminations occurred resulting in option forfeitures of $0.

As of December 31, 2023, the Company determined that the options granted and outstanding had a total fair value of $2,421,960. The options will be amortized in future periods through February 2024. During the year ended December 31, 2023, the Company recognized $15,624 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of December 31, 2023, unrecognized compensation expense totaled $1,542 which will be recognized on a straight-line basis over the vesting period or requisite service period through February 2024.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on December 31, 2023. The market value as of December 31, 2023 was $0.54 based on the closing bid price for December 31, 2023.

As of December 31, 2022, the Company determined that the options granted and outstanding had a total fair value of $2,421,960. The options will be amortized in future periods through February 2024. During the year ended December 31, 2022, the Company recognized $178,579 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of December 31, 2022, unrecognized compensation expense totaled $17,166 which will be recognized on a straight-line basis over the vesting period or requisite service period through February 2024.

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

	Year Ended December 31, 2023	Year Ended December 31, 2022
Exercise price	$0.16 - $0.26	$0.16 - $0.26
Expected term	3.25 to 3.75 years	3.25 to 3.75 years
Risk-free interest rate	0.38% - 2.43%	0.38% - 2.43%
Estimated volatility	293.07% - 517.13%	293.07% - 517.13%
Expected dividend	-	-

Stock Awards

The Plans provide for various forms of stock awards. During the years ended December 31, 2023, and 2022, certain directors, executives and employees were granted equity awards which vested immediately. Respectively, 758,026 and 12,460 shares were awarded and issued, valued at $477,556 and $766,250, presented in the salaries and wages (for executives and employees) and general and administrative (for directors) accounts in the consolidated statements of operations.

Pursuant to an agreement in April 2022, further amended in October 2022 between the Company and an executive, the executive was granted 7,418 restricted shares of the Company’s common stock which vest quarterly over a three-year period. The shares granted were valued at $180,546 at the date of the grant. For the years ended December 31, 2023, and 2022 respectively, 3,908 and 667 shares have been issued under the agreement, and compensation expense was $83,464 and $32,131, presented in the salaries and wages account in the consolidated statements of operations.

Pursuant to a grant award agreement effective December 28, 2022 between the Company and an executive, the executive was granted an annual award of 2,667 shares of the Company’s common stock to vest monthly each year throughout the duration of employment. The grant value for the years ended December 2023 and 2022 respectively was, $22,404 and $241 and recorded as compensation expense, presented in the salaries and wages account in the consolidated statements of operations. For the years ended December 31, 2023, and 2022 respectively, 2,695 and 0 shares have been issued under the agreement.

Pursuant to an equity-based commission compensation program at one of the Company’s subsidiaries which provides down-line agents the ability to earn and receive restricted stock awards upon completion of agreed upon service requirements, the Company grants annual restricted stock awards which have vesting or other restrictions of up to twelve months. For the years ended December 31, 2023 and 2022 respectively, 22,221 and 0 shares were issued under the program, and commission equity award expense was, $276,400 and 249,650, presented in the commission expense account in the consolidated statements of operations.

Total equity-based compensation for the years ended December 31, 2023 and 2022 was approximately $875,000 and $1,250,000, respectively.

NOTE 12. EARNINGS (LOSS) PER SHARE

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding.

The following calculates basic and diluted EPS:

	For the Years Ended December 31,
	2023	2022
(Loss) income from continuing operations	$(10,025,268)	$21,561,932
Deemed dividend	(2,539,757)	(6,930,335)
(Loss) income from continuing operations, numerator, basic	(12,565,025)	14,631,597
(Loss) income from continuing operations, numerator, diluted	$(12,565,025)	$14,631,597

Weighted average common shares, basic	2,820,275	1,094,781
Effect of weighted average vested stock awards	-	208
Diluted weighted average shares outstanding	2,820,275	1,094,989
Basic (loss) income loss per common share from continuing operations:	$(4.46)	$13.36
Diluted (loss) income per common share from continuing operations:	$(4.46)	$13.36

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	2023	2022
	For the years ended December 31,
	2023	2022
Shares subject to outstanding common stock options	10,928	10,928
Shares subject to outstanding Series A warrants	113,000	113,000
Shares subject to outstanding Series B Warrants and PAW	882,970	1,347,970
Shares subject to outstanding Series G warrants and PA Warrants	4,263,160	-
Shares subject to unvested stock awards	3,709	6,576

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

In accordance with ASU 2016-02, right-of-use assets are amortized over the life of the underlying leases. Lease expense for the years ended December 31, 2023 and 2022 was $534,404 and $598,422, respectively. As of December 31, 2023 and 2022, the weighted average remaining lease term and weighted average discount rates for the operating leases were 3.92 years and 6.08% and 3.82 years and 5.67% respectively.

Future minimum lease payment under these operating leases consisted of the following:

Year ending December 31,	Operating Lease Obligations
2024	$320,420
2025	153,831
2026	113,738
2027	117,150
2028	120,665
Thereafter	30,387
Total undiscounted operating lease payments	856,191
Less: Imputed interest	(86,685)
Present value of operating lease liabilities	$769,506

NOTE 14. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, $0 legal contingencies are accrued as of December 31, 2023 and 2022. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Earn-out liabilities

The Company has recognized several earn-out liabilities resulting from contingent consideration provisions included in business combination agreements. Earn-out consideration is normally earned by acquirees when they meet or exceed pre-agreed upon earnings targets.

The following outlines changes to the Company’s earn-out liability balances for the respective years ended December 31, 2023 and 2022:

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2022	$667,000	$500,001	$834,943	$147,534	$560,000	$2,709,478
Payments	(1,433,700)	(750,001)	(929,168)	(147,534)	-	(3,260,403)
Estimate & fair value adjustments	1,612,914	569,734	94,225	-	(560,000)	1,716,873
Payable in Common Stock	-	(159,867)	-	-	-	(159,867)
Reclass to loans payable, related parties*	(846,214)	-	-	-	-	(846,214)
Ending balance December 31, 2023	$-	$159,867	$-	$-	$-	$159,867

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2021	$515,308	$615,969	$992,868	$1,689,733	$-	$3,813,878
Business combinations	-	-	-	-	600,000	600,000
Payments	(34,430)	(326,935)	(84,473)	(1,259,086)		(1,704,924)
Estimate & fair value adjustments	186,122	210,967	(73,452)	(283,113)	(40,000)	524
Ending balance December 31, 2022	$667,000	$500,001	$834,943	$147,534	$560,000	$2,709,478

*	As further described in the Note 16, Related Parties, the Company modified the Fortman contingent earn-out payable, entering into a fixed payment agreement, thus, the remaining open balance is reclassified to the loans payable, related parties account on the consolidated balance sheet as of December 31, 2023.

NOTE 15. INCOME TAXES

The difference between the actual income tax rate versus the tax computed at the Federal Statutory rate follows:

	December 31, 2023	December 31, 2022
Federal rate	21.0%	21.0%
State net of federal	8.9%	-7.9%
Non-taxable change in fair value of warrant commitment	9.3%	-106.3%
Goodwill impairment	11.8%	46.7%
Rate Change	-0.2%	-4.1%
Other	0.0%	2.2%
Valuation allowance	-50.9%	48.5%
Effective income tax rate	0.0%	0.0%

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized benefits as a component income tax expense (benefit). The Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of December 31, 2023 and 2022.

Deferred income tax assets and (liabilities) consist of the following:

	December 31, 2023	December 31, 2022
Deferred tax assets (liabilities)
Net operating loss carryforward	$10,399,616	$4,938,164
Equity-based compensation	1,462,901	1,148,836
Goodwill	(332,159)	(771,631)
Intangibles	694,358	745,227
Fixed assets	(151,775)	(99,002)
Right of use assets	(186,905)	(300,616)
Lease liabilities	194,403	313,342
Other	4,027	1,525
Total deferred tax assets	12,084,466	5,975,846
Valuation allowance	(12,084,466)	(5,975,846)
Net deferred tax assets	$-	$-

The Company has approximately $41.3 million of Federal Net Operating Loss Carry forwards, of which $1.3 million will begin to expire beginning 2031 and $40.0 million will not expire but are limited to use of 80% of current year taxable income.

The Company has approximately $34.8 million of state net operation loss carry forward to offset future taxable income in the states in which it currently operates. These carryforwards start expiring in 2029.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred, but we have not analyzed it at this time as the deferred tax asset is fully reserved.

During the year ended December 31, 2023 and 2022, the valuation allowance increased $6,108,620 and $3,140,780, respectively.

The tax periods ending December 31, 2020, 2021, and 2022 are open for examination.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company entered into a Loan Agreement with Reliance Global Holdings, LLC (“Reliance Holdings”), a related party under common control. There is no term to the loan, and it bears no interest. Repayment will be made as the Company has business cash flows. The proceeds from the various loans were utilized to fund the acquisitions of USBA, EBS, CCS, SWMT Acquisition, Fortman, Altruis, and UIS. As of December 31, 2023, and the 2022 the Reliance Holdings related party loan payable balance was $0 and $100,724 respectively, and Reliance Holdings owned approximately 0% and 24% respectively, of the Company’s Common Stock.

The Company incurred a liability of $200,000 to an employee for a software purchased in July of 2019. The payable was issued with a $27,673 discount, utilizing a 7.5% discount rate. There are monthly payment terms of $4,167 through June 2024, the date of final settlement. The balance is carried at present value on the condensed consolidated balance sheets. The Company classifies amounts planned to be settled within twelve months from the balance sheet date to current liabilities. Accordingly, the Company presents current balances of $ 29,167 and $47,249 in the current portion of loans payables, related parties account in the condensed consolidated balance sheets as of December 31, 2023, and December 31, 2022. Non-current amounts are classified to the loans payable, related parties, less current portion account in the condensed consolidated balance sheets and amounted to $0 and $21,541 as of December 31, 2023, and December 31, 2022, respectively. Amortization expense to bring the payable to present value for the year ended December 31, 2023, was $6,918, and is classified to the interest expense, related parties account in the condensed consolidated statements of operations.

On September 13, 2022, the Company issued a promissory note to YES Americana Group, LLC (“Americana”) a related party entity beneficially owned by the Company’s Chief Executive Officer, for the principal sum of $1,500,000 (the “Note”), accruing monthly interest of 5% per annum beginning nine months after Note issuance. On February 7, 2023 , the Company and Americana entered into an amendment to the Note pursuant to which (i) the principal amount of the Note was increased to $1,845,000, (ii) the maturity date of the Note was amended to January 15, 2026, (iii) the interest rate under the Note shall not increase after the maturity date, and (iv) the Note can be converted at any time, at the option of Americana, into shares of the Company’s common stock, par value $0.086 per share at an agreed upon conversion price. On February 13, 2023, Americana effectuated a conversion of $645,000 of the Note into 66,743 shares of the Company’s common stock, $0.086 par value per share, in accordance with the terms of the Amendment. In addition, throughout the year of 2023 the Company repaid principal to Americana of $693,145. As of December 31, 2023, and December 31, 2022 respectively, the balance owed to Americana was $0 and $1,500,000, reclassified and recorded in the convertible debt, related parties, less current portion account in the condensed consolidated balance sheets. Interest expense for the year ended December 31, 2023, was $5,334, recorded to interest expense, related parties in the condensed consolidated statements of operations. Americana owned approximately 5.52% and 0.00% respectively, of the Company’s Common Stock as of December 31, 2023, and 2022 respectively.

Pursuant to the first amendment to the April 26, 2022 asset purchase agreement between the Company and Barra & Associates, LLC, a related party entity beneficially owned by a senior vice president of the Company, the Company agreed to pay a deferred purchase price (the “DPP”) of $1,375,000 by January 31, 2023, and all amounts unpaid thereafter will accrue interest at a rate of 1.5% per month until paid. The Company intends to fully repay all unpaid amounts inclusive of interest over the next two years. The Company classifies amounts planned to be settled within twelve months from the balance sheet date to current liabilities. Accordingly, the Company reclassifies and presents current balances of $233,504 and $1,375,000 respectively, in the current portion of loans payables, related parties account in the condensed consolidated balance sheets as of December 31, 2023 and December 31, 2022. Non-current amounts are classified to the loans payable, related parties, less current portion account in the condensed consolidated balance sheets and amounted to $247,055 and $0 as of December 31, 2023, and December 31, 2022 respectively. Interest expense for the year ended December 31, 2023 was $145,344, recorded to interest expense, related parties in the condensed consolidated statements of operations.

The Company, Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (collectively, the “Parties”) entered into a purchase agreement on or around May 1, 2019 (the “Purchase Agreement”), whereby the Company purchased the business and certain assets noted within the Purchase Agreement, as well as that certain second amendment to the Purchase Agreement on or around May 18, 2023 (the “Second Amendment”). On January 11, 2024, the Parties entered into that certain third amendment to the Purchase Agreement (the “Third Amendment”), pursuant to which the Parties agreed to a total remaining earn-out balance of $423,107 owed to both Jonathan Fortman and Zachary Fortman each under the Purchase Agreement, both employees and related parties to the Company, for a combined total earn-out amount owed of $846,214 (the “Remaining Balances”). In satisfaction of such Remaining Balances, the Company agreed to pay $11,000.00 on the first business day of each month to both Jonathan Fortman and Zachary Fortman each until the Remaining Balances are paid in full. In addition, the Parties agreed under the Third Amendment that the Remaining Balances shall accrue interest at the rate of 10% per annum until the Remaining Balances are paid in full, with an effective date of January 2, 2024, for purposes of the commencement of interest accrual. Since the Remaining Balances are final and no longer subject to contingencies, as of December 31, 2023 and the period then ended, they have been reclassified from the earn-out liability account to the loan payable, related parties, less current portion account in the amount of, $650,473 and the current portion of loans payables, related parties in the amount of, $195,741 and for the same period ended no interest has accrued.

NOTE 17. SUBSEQUENT EVENTS

On February 15, 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with EF Hutton LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent, shares of its Common Stock (the “Shares”), having an aggregate offering price of up to $858,637. Any Shares offered and sold in the offering will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-275190), which was declared effective by the Securities and Exchange Commission on November 7, 2023, and the related prospectus supplement and accompanying base prospectus relating to the offering of the Shares. Under the Agreement, the Agent may sell Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offering of Shares pursuant to the Agreement will terminate upon the earlier of (i) the sale of all of the Shares subject to the Agreement, or (ii) the termination of the Agreement by the Agent or the Company, as permitted therein. The Company shall pay to the Agent in cash, upon each sale of Shares pursuant to the ATM Agreement, an amount equal to 3.5% of the gross proceeds from each sale of Shares. The Company will also reimburse the Agent for certain specified expenses in connection with entering into the Agreement. The Company has since sold 187,614 shares of Common Stock under the ATM Agreement, receiving proceeds, net of $4,634 Agent commissions, of $124,649.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed or furnished with this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Articles as filed on November 27, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2023)

3.2	Bylaws of Eye on Media Network, Inc. (now, Reliance Global Group, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

4.1	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

4.2	Form of Series D Warrant (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

4.3	Series G Common Stock Purchase Warrant dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Armistice Capital Master Fund Ltd. (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023).

4.4*	Description of Capital Stock.

4.5	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-275190) filed on October 27, 2023).

4.6	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-275190) filed on October 27, 2023).

10.2	Irrevocable Assignment & Acquisition Agreement between Reliance Global Holdings, LLC and Ezra Beyman effective as of June 3, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

10.3	Lease between Coverage Consultants Unlimited, Inc. and Commercial Coverage Solutions, LLC dated August 17, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.4	Master Credit Agreement between Southwestern Montana Insurance Center, LLC and Oak Street Funding LLC dated April 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) filed with the Securities and Exchange Commission on December 4, 2020 (File No. 333-249381)).

52

10.5†	Reliance Global Group Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.6	Amendment No. 1 to Securities Purchase Agreement between Nsure Inc. and Reliance Global Group, Inc. dated October 8, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.7	Form of Warrant Agent Agreement between Reliance Global Group, Inc. and VStock Transfer, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.8	Purchase Agreement among Kush Benefit Solutions, LLC, J.P. Kush and Associates, Inc. and Joshua Kushnereit dated May 12, 2021 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.9	Form of Securities Purchase Agreement among Reliance Global Group, Inc. and the investors identified on the signature pages thereto dated as of December 22, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.10	Form of Registration Rights Agreement 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.11	Form of Series B Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.12	Form of Certificate of Designation for Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.13	Asset Purchase Agreement between Reliance Global Group, Inc. and Medigap Healthcare Insurance Company, LLC and the sole member thereof entered into agreement as of December 21, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022 (SEC File No. 001-40020)).

10.14	Form of Investor Exchange Agreement between Reliance Global Group, Inc. and the parties signatory to the agreement dated as of March 23, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.15	Form of Medigap Exchange Agreement between Reliance Global Group, Inc. and the parties signatory to the agreement dated as of March 23, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.16	Asset Purchase Agreement between RELI Exchange, LLC and Barra & Associates, LLC dated April 26, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020)).

10.17	Security Agreement between Medigap Healthcare Insurance Agency, LLC and Oak Street Funding LLC dated April 26, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020))

10.18†	Employment Agreement between Reliance Global Group, Inc. and Grant Barra dated April 26, 2022 Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020))Ex. 10.3

10.19	Promissory Note issued by Reliance Global Group, Inc. to YES Americana Group LLC on September 13, 2022 (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 (SEC File No. 001-40020)).

10.20	Amendment No. 1 to the Promissory Note between Reliance Global Group, Inc. and YES Americana Group, LLC, dated as of February 7, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023 (SEC File No. 001-40020)).

53

10.21†	Promotion Letter by and between Reliance Global Group, Inc. and Joel Markovits dated as of December 28, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2023 (SEC File No. 001-40020)).

10.22#	Securities Purchase Agreement, dated March 13, 2023, between Reliance Global Group, Inc. and Investor (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.23	Form of Warrant (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.24	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.25	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.26	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.27	Second Amendment to the Purchase Agreement, dated as of May 18, 2023, by and between Reliance Global Group, Inc., Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2023).

10.28	Confidential Settlement and Mutual General Release Agreement, dated as of June 30, 2023, by and among the registrant, Medigap Healthcare Insurance Agency, LLC, Pagidem, LLC f/k/a Medigap Healthcare Insurance Company, LLC, Joseph J. Bilotti, III, Kyle Perrin, Zachary Lewis, T65 Health Insurance Solutions, Inc. f/k/a T65 Health Solutions, Inc., and Seniors First Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2023).

10.29	Second Amendment to the Purchase Agreement, dated as of May 18, 2023, by and between Reliance Global Group, Inc., Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-271110) filed on September 8, 2023).

10.30	Confidential Settlement and Mutual General Release Agreement, dated as of June 30, 2023, by and among the registrant, Medigap Healthcare Insurance Agency, LLC, Pagidem, LLC f/k/a Medigap Healthcare Insurance Company, LLC, Joseph J. Bilotti, III, Kyle Perrin, Zachary Lewis, T65 Health Insurance Solutions, Inc. f/k/a T65 Health Solutions, Inc., and Seniors First Life, LLC (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-271110) filed on September 8, 2023).

10.31	Amendment #1 to the Purchase Agreement, dated as of September 29, 2023, by and between Reliance Global Group, Inc., Southwestern Montana Insurance Center, LLC, Southwestern Montana Financial Center, Inc., and Julie A. Blockey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023).

10.32	Inducement Offer to Extend Existing Warrants, dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Armistice Capital Master Fund Ltd. Blockey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.33	Inducement Offer to Exercise Series F Warrants to Subscribe for Common Shares, dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.34	Exchange Offer of Warrants to Purchase Common Stock and Amendment, dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.35	Third Amendment to the Purchase Agreement, dated as of January 11, 2024, by and between Reliance Global Group, Inc., Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2024).

10.36†	Executive Employment Agreement, dated January 25, 2024, between the Company and Ezra Beyman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2024).

10.37	At Market Issuance Sales Agreement, dated February 15, 2024, by and between the registrant and EF Hutton LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2024).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

21.1	List of subsidiaries (incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

23.1*	Consent of Mazars USA LLP.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Includes management contracts and compensation plans and arrangements
#	Certain schedules and exhibits have been omitted pursuant to Item 601(A)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

54

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 4, 2024.

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

Signature	Title	Date

/s/ Ezra Beyman	Chief Executive Officer and Executive Chairman and Director	April 4, 2024
Ezra Beyman	(Principal Executive Officer)

/s/ Joel Markovits	Chief Financial Officer	April 4, 2024
Joel Markovits	(Principal Financial and Accounting Officer)

/s/ Scott Korman	Director	April 4, 2024
Scott Korman

/s/ Sheldon Brickman	Director	April 4, 2024
Sheldon Brickman

/s/ Ben Fruchtzweig	Director	April 4, 2024
Ben Fruchtzweig

/s/ Alex Blumenfrucht	Director	April 4, 2024
Alex Blumenfrucht

55