Form 10-Q
period 2024-03-31
Reliance Global Group, Inc.
filed 2024-05-20
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☐ No ☒

At May 20, 2024, the registrant had 8,535,591 shares of common stock, par value $0.086 per share, outstanding.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$680,138	$1,329,016
Restricted cash	1,432,847	1,409,895
Accounts receivable	1,020,879	1,298,863
Accounts receivable, related parties	6,512	6,603
Other receivables	29,498	899
Prepaid expense and other current assets	240,780	333,756
Total current assets	3,410,654	4,379,032

Property and equipment, net	144,723	139,999
Right-of-use assets	653,524	739,830
Intangibles, net	6,611,215	11,042,757
Goodwill	6,693,099	6,693,099
Other non-current assets	21,792	20,292
Total assets	$17,535,007	$23,015,009

Current liabilities:
Accounts payable and other accrued liabilities	$1,180,328	$835,483
Short term financing agreements	11,601	56,197
Current portion of loans payables, related parties	626,676	454,953
Other payables	23,809	7,414
Current portion of long-term debt	1,431,875	1,390,766
Current portion of leases payable	256,340	285,171
Earn-out liability, current portion	-	159,867
Total current liabilities	3,530,629	3,189,851

Loans payable, related parties, less current portion	780,915	897,529
Long term debt, less current portion	10,660,321	11,026,971
Leases payable, less current portion	427,972	484,335
Warrant liabilities	173,660	268,993
Total liabilities	15,573,497	15,867,679
Stockholders’ equity:
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 9,076 and 0 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.086 par value; 2,000,000,000 shares authorized and 5,692,387 and 4,761,974 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	489,525	409,509
Additional paid-in capital	45,820,613	45,739,786
Accumulated deficit	(44,348,628)	(39,001,965)
Total stockholders’ equity	1,961,510	7,147,330
Total liabilities and stockholders’ equity	$17,535,007	$23,015,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended	Three Months ended
	March 31, 2024	March 31, 2023
Revenue
Commission income	$4,082,438	$3,939,103
Total revenue	4,082,438	3,939,103

Operating expenses
Commission expense	1,276,542	1,083,326
Salaries and wages	1,831,662	1,755,894
General and administrative expenses	1,374,890	837,766
Marketing and advertising	127,042	136,571
Change in estimated acquisition earn-out payables	47,761	476,692
Depreciation and amortization	534,152	653,778
Asset impairments	3,922,110	-
Total operating expenses	9,114,159	4,944,027

Loss from operations	(5,031,721)	(1,004,924)

Other (expense) income
Interest expense	(369,677)	(351,823)
Interest expense, related parties	(40,609)	(41,477)
Other income, net	11	3,949
Recognition and change in fair value of warrant liabilities	95,333	4,266,231
Total other (expense) income	(314,942)	3,876,880

(Loss) income from continuing operations before tax	(5,346,663)	2,871,956
Income (loss) from discontinued operations before tax	-	(4,660,494)
Net loss	$(5,346,663)	$(1,788,538)
Basic (loss) earnings per share
Continuing operations	$(0.81)	$1.92
Discontinued operations	$-	$(3.07)
Basic (loss) earnings per share	$(0.81)	$(1.15)

Diluted loss per share
Continuing operations	$(0.81)	$(0.59)
Discontinued operations	$-	$(2.18)
Diluted loss per share	$(0.81)	$(2.77)

Weighted average number of shares outstanding - basic	6,569,019	1,553,953
Weighted average number of shares outstanding - diluted	6,569,019	2,185,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months ended March 31, 2024
	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance, December 31, 2023	4,761,974	$409,509	$45,739,786	$(39,001,965)	$7,147,330

Common share payments for earn-outs	-	-	17,628	-	17,628

Common shares issued for ATM share sales	187,614	16,135	108,514	-	124,649

Common shares issued for Abeyance Share conversions	723,264	62,201	(62,201)	-	-

Common share based compensation	19,535	1,680	16,886		18,566

Net loss	-	-	-	(5,346,663)	(5,346,663)

Balance, March 31, 2024	5,692,387	$489,525	$45,820,613	$(44,348,628)	$1,961,510

	Three Months ended March 31, 2023
	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance, December 31, 2022	1,219,573	$104,883	$35,798,139	$(26,991,983)	$8,911,039

Common shares issued for earn-out liabilities	109,358	9,404	973,074	-	982,478

Common shares issued to settle loan - Yes Americana	66,743	5,740	639,260	-	645,000

Round up of Common shares due to reverse split	15,336	1,300	(5,946)	-	(4,646)

Common shares issued in 2023 private placement	155,038	13,333	3,433,151	-	3,446,484

Common share based compensation	-	-	43,797	-	43,797

Net loss	-	-	-	(1,788,538)	(1,788,538)

Balance, March 31, 2023	1,566,048	$134,660	$40,881,475	$(28,780,521)	$12,235,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the 3 months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$(5,346,663)	$(1,788,538)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	534,152	541,873
Asset impairments	3,922,110	-
Amortization of debt issuance costs and accretion of debt discount	11,721	11,721
Non-cash lease expense (income)	1,110	(5,098)
Equity based compensation expense	18,566	43,797
Recognition and change in fair value of warrant liability	(95,333)	(4,266,231)
Earn-out fair value and write-off adjustments	47,761	476,692
Change in operating assets and liabilities:
Accounts receivable	277,984	23,976
Accounts receivable, related parties	91	6,676
Other receivables	(28,599)	11,464
Prepaid expense and other current assets	92,976	81,381
Other non-current assets	(1,500)	-
Accounts payables and other accrued liabilities	344,847	125,229
Other payables	16,395	(294,058)
Net cash used in continuing operating activities	(204,382)	(5,031,116)

Net cash adjustments for discontinued operating activities	-	3,966,238

Total net cash used in continuing and discontinued operating activities	(204,382)	(1,064,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,312)	(6,695)
Purchase of intangibles	(17,132)	(73,894)

Net cash used in investing activities	(29,444)	(80,589)

Net cash used in discontinued investing activities	-	(15,708)

Total net cash used in continuing and discontinued investing activities	(29,444)	(96,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(335,533)	(207,580)
Proceeds of loans payable related parties	-	345,000
Principal repayments of short term financings	(44,596)	(98,004)
Payments of loans payable, related parties	(136,620)	(412,500)
Proceeds from common shares issued through an at the market offering	124,649	-
Cash payments on earn-out liability	-	(250,000)
Private Placement of shares and warrants	-	3,446,484
Net cash used in and provided by continuing financing activities	(392,100)	2,823,400

Net cash used in discontinued financing activities	-	(17,700)

Total net cash (used in) and provided by continuing and discontinued financing activities	(392,100)	2,805,700

Net (decrease) and increase in cash and restricted cash	(625,926)	1,644,525
Cash and restricted cash at beginning of year	2,738,911	1,909,769
Cash and restricted cash at end of year	$2,112,985	$3,554,294

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), as the same may be amended from time to time. Capitalized terms not defined in this Form 10-Q refer to capitalized terms as defined in the Form 10-K. Certain prior period accounts and balances in these condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of Reliance Global Group, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

As of March 31, 2024, the Company’s reported cash and restricted cash aggregated balance was approximately $2,113,000, current assets were approximately $3,411,000, while current liabilities were approximately $3,531,000. As of March 31, 2024, the Company had a working capital deficit of approximately $120,000 and stockholders’ equity of approximately $1,962,000. For the three months ended March 31, 2024, the Company presents loss from operations of approximately $5,032,000, which includes a non-cash asset impairment loss of approximately $3,900,000, and net loss of approximately $5,347,000. During the first quarter of 2024 the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) to which the Company may offer and sell, from time to time through the Agent, shares of its Common Stock (the “Shares”), having an aggregate offering price of up to $858,637.

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

Cash and Restricted Cash

Cash and restricted cash reported on our condensed consolidated balance sheets are reconciled to the total shown on our condensed consolidated statements of cash flows as follows:

	March 31, 2024	March 31, 2023
Cash	$680,138	$2,116,333
Restricted cash	1,432,847	1,437,961
Total cash and restricted cash	$2,112,985	$3,554,294

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

Warrant Liabilities: The Company re-measures the fair value of its Level 3 warrant liabilities at the balance sheet date, using a binomial option pricing model. The following summarizes the significant unobservable inputs:

	March 31, 2024	December 31, 2023
Stock price	$0.34	$0.54
Volatility	135.00%	110.00%
Time to expiry	4.74	4.99
Dividend yield	0%	0%
Risk free rate	4.20%	3.80%

The following reconciles fair value of the liability classified warrants:

	Series B warrant liabilities	Placement agent warrants	Total
Beginning balance, December 31, 2022	$6,384,250	$48,900	$6,433,150
Unrealized (gain) loss	(5,534,931)	(48,575)	(5,583,506)
Warrants exercised or exchanged	(580,651)	-	(580,651)
Ending balance, December 31, 2023	$268,668	$325	$268,993
Unrealized (gain) loss	(95,333)	-	(95,333)
Warrants exercised or exchanged	-	-	-
Ending balance, March 31, 2024	$173,335	$325	$173,660

Earn-out liabilities: The Company utilizes two valuation methods to value its Level 3 earn-out liabilities, a) the income valuation approach and b) the Monte Carlo simulation method. Key valuation and unobservable inputs for the income valuation approach include contingent payment arrangement terms, projected revenues and cash flows, rates of return, discount rates and probability assessments.

The following table reconciles fair value of earn-out liabilities for the periods ended March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Beginning balance – January 1	$159,867	$2,709,478

Acquisitions and settlements	-	(3,260,403)

Period adjustments:
Fair value changes included in earnings*	47,761	1,716,873
Earn-out payable in common shares	(17,628)	(159,867)
Earn-out transferred to loans payable, related parties	(190,000)	(846,214)
Ending balance	-	159,867
Less: Current portion	-	(159,867)
Ending balance, less current portion	$-	$-

*	Recorded in the change in estimated acquisition earn-out payables caption on the condensed consolidated statements of operations.

Revenue Recognition

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Three Months ended March 31, 2024	Medical	Life	Property and Casualty	Total

EBS	$229,004	$3,700	$-	$232,704
USBA	9,758	750	-	10,508
CCS/UIS	-	-	27,948	27,948
Montana	442,954	1,209	-	444,163
Fortman	292,188	1,782	228,815	522,785
Altruis	2,028,225	6,351	-	2,034,576
Kush	193,807	-	-	193,807
Reli Exchange	78,043	42,425	495,479	615,947
Total	$3,273,979	$56,217	$752,242	$4,082,438

Three Months ended March 31, 2023	Medical	Life	Property and Casualty	Total

EBS	$233,280	$4,100	$-	$237,380
USBA	11,265	764	-	12,029
CCS/UIS	-	-	46,770	46,770
Montana	486,009	4,985	-	490,994
Fortman	305,877	393	208,145	514,415
Altruis	1,868,136	-	-	1,868,136
Kush	320,175	116	-	320,291
Reli Exchange	71,370	23,381	354,337	449,088
Total	$3,296,112	$33,739	$609,252	$3,939,103

The following are customers representing 10% or more of total revenue:

	Three Months ended March 31,
Insurance Carrier	2024	2023
Priority Health	45%	43%
BlueCross BlueShield	13%	13%

No other single customer accounted for more than 10% of the Company’s commission revenues during the three months ended March 31, 2024 and 2023. The loss of any significant customer could have a material adverse effect on the Company. Customers from 2022 were adjusted to reflect percentages of revenue from continued operations.

Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2024 and 2023 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2024 and December 31, 2023, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Recently Issued Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table rolls forward the Company’s goodwill balance for the periods ended March 31, 2024, and December 31, 2023, adjusted for discontinued operations.

Goodwill
December 31, 2022	$14,287,099
Goodwill impairment recognized as of December 31, 2023	(7,594,000)
December 31, 2023	6,693,099
March 31, 2024	$6,693,099

Asset Impairments:

During the quarter ended March 31, 2024, certain intangible assets stemming from discontinued operations which were originally transferred to the Company’s operating entity, were determined to have carrying values exceeding fair value, and thus were considered impaired. These intangible assets consisted of, customer relationships, and internally developed and purchased software, with respective net of accumulated amortization asset values of, $3,802,438, $65,411, and $54,261. The write-offs resulted in a total asset impairment charge of $3,922,110, recorded in the asset impairment account on the condensed consolidated statements of operations for the three-month period ended March 31, 2024.

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of March 31, 2024:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	1.3	$1,807,188	$(1,408,895)	$398,292
Internally developed software	3.0	1,694,186	(686,798)	1,007,388
Customer relationships	6.5	7,372,290	(2,629,691)	4,742,599
Purchased software	2.2	564,396	(562,844)	1,552
Video production assets	-	50,000	(50,000)	-
Non-competition agreements	0.6	3,504,810	(3,043,426)	461,384
		$14,992,869	$(8,381,654)	$6,611,215

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2023:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	1.5	$1,807,189	$(1,320,939)	$486,250
Internally developed software	3.2	1,798,922	(650,029)	1,148,893
Customer relationships	8.0	11,922,290	(3,193,629)	8,728,661
Purchased software	0.3	667,206	(618,418)	48,788
Video Production Assets	-	50,000	(50,000)	-
Non-competition agreements	0.9	3,504,810	(2,874,645)	630,165
Trade name and trademarks		$19,750,417	$(8,707,660)	$11,042,757

The following table reflects expected amortization expense as of March 31, 2024, for each of the following five years and thereafter:

Years ending December 31,	Amortization Expense
2024 (remainder of year)	$1,225,917
2025	1,395,707
2026	1,146,882
2027	807,363
2028	717,314
Thereafter	1,318,032
Total	$6,611,215

NOTE 3. LONG-TERM DEBT AND SHORT-TERM FINANCINGS

Long-Term Debt

The composition of the long-term debt follows:

	March 31, 2024	December 31, 2023

Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, variable interest of Prime Rate plus 2.5%, maturing August 2028, net of deferred financing costs of $9,614 and $10,069 as of March 31, 2024 and December 31, 2023, respectively	$354,376	$369,602
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, variable interest of Prime Rate plus 1.5%, maturing December 2028, net of deferred financing costs of $11,887 and $12,525 as of March 31, 2024 and December 31, 2023, respectively	581,392	604,830
Oak Street Funding LLC Term Loan for the acquisition of SWMT, variable interest of Prime Rate plus 2.0%, maturing April 2029, net of deferred financing costs of $7,365 and $7,733 as of March 31, 2024 and December 31, 2023, respectively	671,220	695,758
Oak Street Funding LLC Term Loan for the acquisition of FIS, variable interest of Prime Rate plus 2.0%, maturing May 2029, net of deferred financing costs of $29,572 and $31,026 as of March 31, 2024 and December 31, 2023, respectively	1,697,935	1,758,558
Oak Street Funding LLC Term Loan for the acquisition of ABC, variable interest of Prime Rate plus 2.0%, maturing September 2029, net of deferred financing costs of $34,029 and $35,649 as of March 31, 2024 and December 31, 2023, respectively	2,806,914	2,899,409
Oak Street Funding LLC Term Loan for the acquisition of Barra, variable interest of Prime Rate plus 2.5%, maturing May 2032, net of deferred financing costs of $171,406 and $176,762 as of March 31, 2024 and December 31, 2023, respectively	5,980,359	6,089,580
	12,092,196	12,417,737
Less: current portion	(1,431,875)	(1,390,766)
Long-term debt	$10,660,321	$11,026,971

Oak Street Funding LLC – Term Loans and Credit Facilities

Fiscal year ending December 31,	Maturities of Long-Term Debt
2024 (remainder of year)	$1,055,234
2025	1,552,772
2026	1,729,160
2027	1,925,603
2028	2,106,978
Thereafter	3,986,322
Total	12,356,069
Less: debt issuance costs	(263,873)
Total	$12,092,196

Short-Term Financings

The Company has various short-term notes payable for financed items such as insurance premiums and CRM software purchases. These are normally paid in equal installments over a period of twelve months or less and carry interest rates up to 0.0% and 12.75% per annum. As of March 31, 2024 and December 31, 2023, balances outstanding on short-term financings were $12,000 and $56,000, respectively.

NOTE 4. WARRANT LIABILITIES

Series B Warrants

The Series B Warrant liability effective exercise price as of March 31, 2024 was $0.63, and the outstanding balance, inclusive of 16,303 PAW warrants as of March 31, 2024 and December 31, 2023 was $173,660 and $268,993 respectively, presented in the warrant liability account on the condensed consolidated balance sheets. Pursuant to the terms of the Series B Warrants, during the second quarter of 2024, the Series B Warrant exercise price was reduced from $0.63 per share to $0.26 as a result of dilutive issuances of our Common Stock.

For the periods ended March 31, 2024, and 2023, net fair value gains recognized for the Series B Warrants inclusive of the PAW warrants were $95,333 and $4,266,231 respectively, presented in the recognition and change in fair value of warrant liabilities account in the condensed consolidated statements of operations.

NOTE 5. EQUITY

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock, $0.086 par value. Each share of issued and outstanding common stock entitles the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

During the first quarter of 2024, the Company issued 187,614 shares through its ATM program, 723,264 pursuant to Abeyance Share conversions and 19,535 shares for equity-based compensation.

As of March 31, 2024 and December 31, 2023, there were 5,692,387 and 4,761,974 shares of common stock outstanding, respectively.

Abeyance Shares

During the quarter ended March 31, 2024 upon request from the institutional investor, the Company converted 723,264 Abeyance Shares into Common Stock, thereby issuing 723,264 shares which resulted in a remaining balance of 1,011,000 of outstanding Abeyance Shares as of March 31, 2024.

During the second quarter of 2024, upon request from the institutional investor, the Company converted the remaining 1,011,000 Abeyance Shares into Common Stock resulting in zero Abeyance Shares outstanding.

Series G Warrants

Pursuant to the terms of the Series G Warrants, during the second quarter of 2024, the Series G Warrant exercise price was reduced from $0.6562 per share to $0.26 as a result of sales of our Common Stock pursuant to the ATM Agreement discussed below.

At Market Program (the “ATM”)

On February 15, 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with EF Hutton LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent, shares of its Common Stock (the “Shares”), having an aggregate offering price of up to $858,637 (the “ATM Capacity”). Any Shares offered and sold in the offering will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-275190), which was declared effective by the Securities and Exchange Commission on November 7, 2023, and the related prospectus supplement and accompanying base prospectus relating to the offering of the Shares. Under the Agreement, the Agent may sell Shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offering of Shares pursuant to the Agreement will terminate upon the earlier of (i) the sale of all of the Shares subject to the Agreement, or (ii) the termination of the Agreement by the Agent or the Company, as permitted therein. The Company shall pay to the Agent in cash, upon each sale of Shares pursuant to the ATM Agreement, an amount equal to 3.5% of the gross proceeds from each sale of Shares. The Company will also reimburse the Agent for certain specified expenses in connection with entering into the Agreement.

During the first quarter of 2024 the Company sold 187,614 shares of Common Stock under the ATM Agreement, at a price of $0.6891, receiving proceeds, net of $4,636 in Agent commissions and fees, of $124,649. As of March 31, 2024, the net remaining ATM Capacity was $729,352.

Subsequent to the first quarter of 2024, the Company sold an additional 1,320,829 shares of Common Stock under the ATM Agreement, receiving proceeds, net of $15,905 Agent commissions and fees, of $385,052, resulting in net remaining ATM Capacity of, $328,395.

Equity-based Compensation

Total stock-based compensation expense recorded in general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 is $18,566 and $43,797, respectively.

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

The following calculates basic and diluted EPS:

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
(Loss) income from continuing operations	$(5,346,663)	$2,983,861
Net (loss) income continuing operations, numerator, basic computation	(5,346,663)	2,983,861
Recognition and change in fair value of warrant liabilities	-	(4,266,231)
Net loss continuing operations, numerator, diluted computation	$(5,346,663)	$(1,282,370)

Weighted average common shares, basic	6,569,019	1,553,953
Effect of series B warrants	-	631,894
Weighted average common shares, dilutive	6,569,019	2,185,847
Earnings (loss) per common share – basic	$(0.81)	$1.92
Earnings (loss) per common share – diluted	$(0.81)	$(0.59)

The reversal of the gain on the change fair value of the Series B warrant liability for the three months March 31, 2023 is included in the numerator of the dilutive EPS calculation to eliminate the effects the warrants as the impact is dilutive.

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Shares subject to outstanding common stock options	10,928	10,928
Shares subject to outstanding Series A warrants	113,000	113,000
Shares subject to outstanding Series B warrants and PAW’s	882,970	-
Shares subject to outstanding Series F warrants	-	2,105,264
Shares subject to outstanding Series G warrants	4,210,529	-
Shares subject to PA Warrants	52,632	52,632
Shares subject to unvested stock awards	889	7,709

NOTE 7. LEASES

Operating lease expense for the three months ended March 31, 2024 and 2023 was $104,956 and $161,614, respectively. As of March 31, 2024, the weighted average remaining lease term and weighted average discount rate for the operating leases were 3.92 years and 5.98% respectively.

Future minimum lease payments under these operating leases consists of the following:

Period ending March 31, 2024	Operating Lease Obligations
2024	$286,739
2025	119,388
2026	114,572
2027	118,009
2028	121,550
Thereafter	-
Total undiscounted operating lease payments	760,258
Less: Imputed interest	75,946
Present value of operating lease liabilities	$684,312

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly and no legal contingencies are accrued as of March 31, 2024 and December 31, 2023. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Earn-out liabilities

The following outlines changes to the Company’s earn-out liability balances for the respective periods ended March 31, 2024 and December 31, 2023:

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2023	$-	$159,867	$-	$-	$-	$159,867
Changes due to payments	-	-	-	-	-	-
Changes due to fair value adjustments	-	47,761	-	-	-	47,761
Payable in Common Stock	-	(17,628)	-	-	-	(17,628)
Transfers to loans payable, related parties*	-	(190,000)	-	-	-	(190,000)
Ending balance March 31, 2024	$-	$-	$-	$-	$-	$-

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2022	$667,000	$500,001	$834,943	$147,534	$560,000	$2,709,478
Payments	(1,433,700)	(750,001)	(929,168)	(147,534)	-	(3,260,403)
Estimate & fair value adjustments	1,612,914	569,734	94,225	-	(560,000)	1,716,873
Payable in Common Stock	-	(159,867)	-	-	-	(159,867)
Reclass to loans payable, related parties*	(846,214)	-	-	-	-	(846,214)
Ending balance December 31, 2023	$-	$159,867	$-	$-	$-	$159,867

*	The Company modified certain contingent earn-out payables by entering into fixed payment arrangements, thus, remaining open balances are reclassified to the loans payable, related parties account on the consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively.

NOTE 9. RELATED PARTY TRANSACTIONS

The Company, Southwestern Montana Insurance Center, LLC, a Montana limited liability company (the “Subsidiary”), Southwestern Montana Financial Center, Inc., a Montana corporation (the “Seller”), and Julie A. Blockey (the “Holder”, and collectively with the Company, Subsidiary, and Seller, the “Parties”) entered into a purchase agreement on or around April 1, 2019 (the “Purchase Agreement”), whereby the Company purchased the business and certain assets noted within the Purchase Agreement. On September 29, 2023, the Parties entered into a first amendment to the Purchase Agreement (the “First Amendment”). Pursuant to the First Amendment, the Parties agreed to a total remaining balance of $500,000 owed under the Purchase Agreement. In satisfaction of such remaining balance, the Company agreed to issue 174,610 shares of the Company’s restricted common stock, par value $0.086 per share (the “Common Stock”), to the Holder. The First Amendment also stated that if the Nasdaq official closing price of the Common Stock is less than $2.43 on March 29, 2024 (the “Calculation Date”), then a determination of the Make-Up Amount (as defined herein) will be made. The “Make-Up Amount” means $425,000 minus the Blockey Shares Value (174,610 multiplied by the Nasdaq official closing price of the Common Stock on the Calculation Date). The First Amendment further stated that the Company shall pay the Make-Up Amount with a combination of cash and Company shares. Accordingly, on the Calculation Date, a total Make-Up Amount of $367,496 was determined, and as agreed upon by the Parties, will be payable, $190,000 in cash, and the remaining balance via the issuance of 510,485 of the Company’s Common Stock, subsequently issued to the Seller during April, 2024. The $190,000 cash balance was recorded in the current portion of loans payable related parties account in the condensed consolidated balance sheet as of March 31, 2024.

The following table summarizes the loans payable, related parties current and non-current accounts, and the interest expense related parties account as of and for the three-month period ended March 31, 2024 and December 31, 2023, as presented on the condensed consolidated balance sheets and condensed consolidated statements of operations, respectively:

	Current portion of loans payables, related parties		Loans payable, related parties, less current portion		Interest expense, related parties
Related Party	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Loan to Employee	$14,937	$25,708	$-	$-	$1,730	$1,730
Barra	244,556	233,504	180,837	$247,055	19,833	39,747
Fortman	177,183	195,741	600,078	650,473	19,046	-
Montana	190,000	-	-	-	-	-
Total	$626,676	$454,953	$780,915	$897,528	$40,609	$41,477

NOTE 10. SUBSEQUENT EVENTS

On May 14, 2024, the Company entered into a Stock Exchange Agreement to acquire Spetner Associates (“Spetner”), dated as of May 14, 2024 (the “Stock Exchange Agreement”). Pursuant to the Stock Exchange Agreement, the Company shall: (i) acquire eighty percent (80%) of the issued and outstanding shares of common stock, par value $1.00 per share, of Spetner (the “Spetner Common Stock”) for the amount of $13,714,286 (which shall be paid $8,000,000 in cash, the issuance of certain shares of the Company’s Common Stock, and the Company’s issuance of a promissory note); and (ii) ) have the sole option to acquire the remaining twenty percent (20%) of the Spetner Common Stock for a predetermined amount based on a multiple of EBITDA.

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

As part of our growth and acquisition strategy, we continue to survey the current insurance market for value-add acquisition opportunities. As of March 31, 2024, we have acquired nine insurance agencies.

Over the next 12 months, we plan to focus on the expansion and growth of our business through continued asset acquisitions in insurance markets and organic growth of our current insurance operations through geographic expansion and market share growth, and more specifically, on May 14, 2024, the Company announced the signing of a definitive agreement to acquire Spetner Associates (“Spetner”), a well-established benefits enrollment company that, through its BenManage benefits enrollment company, is a leading provider of voluntary benefits to over 75,000 employees throughout the United States. Pursuant to a Stock Exchange Agreement (the “SE Agreement”), dated as of May 14, 2024, by and among the parties thereto, the Company shall: (i) acquire eighty percent (80%) of the issued and outstanding shares of common stock, par value $1.00 per share, of Spetner (the “Spetner Common Stock”) for the amount of $13,714,286 (which shall be paid in $8 million cash, the issuance of certain shares of common stock of the Company, and the issuance a promissory note of the Company); and (ii) have the sole option to acquire the remaining twenty percent (20%) of the Spetner Common Stock for a predetermined amount based on a multiple of EBITDA.

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

With the acquisition of Barra, we launched RELI Exchange, our business-to-business (“B2B”) InsurTech platform and agency partner network that builds on the artificial intelligence and data mining backbone of 5MinuteInsure.com. Through RELI Exchange we on-board agency partners and provide them with an InsurTech platform white labeled, designed and branded specifically for their business. This combines the best of digital and human capabilities by providing our agency partners and their customers quotes from multiple carriers within minutes. Since its inception, RELI Exchange has increased its agent roster by more than 130%.

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

Financial Instruments

The Company’s financial instruments as of March 31, 2024, consist of derivative warrants. These are accounted at fair value as of inception/issuance date, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, (non-cash) gain or loss.

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

Insurance Acquisitions and Strategic Activities

As of the balance sheet date, we have acquired multiple insurance brokerages (see table below). As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry. In furtherance of this strategy, on May 14, 2024, the Company entered into a Stock Exchange Agreement to acquire Spetner Associates (“Spetner”) for cash, stock and issuance of a promissory note. Spetner is a well-established benefits enrollment company that, through its BenManage benefits enrollment company, is a leading provider of voluntary benefits to over 75,000 employees throughout the United States. Completion of the transaction is subject to standard and stipulated closing. See “Note 10. Subsequent Events” to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Acquired	Reliance 100% Controlled Entity	Date	Location	Line of Business

U.S. Benefits Alliance, LLC (USBA)	US Benefits Alliance, LLC	October 24, 2018	Michigan	Health Insurance

Employee Benefit Solutions, LLC (EBS)	Employee Benefits Solutions, LLC	October 24, 2018	Michigan	Health Insurance

Commercial Solutions of Insurance Agency, LLC (CCS or Commercial Solutions)	Commercial Coverage Solutions LLC	December 1, 2018	New Jersey	P&C – Trucking Industry

Southwestern Montana Insurance Center, Inc. (Southwestern Montana or Montana)	Southwestern Montana Insurance Center, LLC	April 1, 2019	Montana	Group Health Insurance

Fortman Insurance Agency, LLC (Fortman or Fortman Insurance)	Fortman Insurance Solutions, LLC	May 1, 2019	Ohio	P&C and Health Insurance

Altruis Benefits Consultants, Inc. (Altruis)	Altruis Benefits Corporation	September 1, 2019	Michigan	Health Insurance

UIS Agency, LLC (UIS)	UIS Agency, LLC	August 17, 2020	New York	P&C – Trucking Industry

J.P. Kush and Associates, Inc. (Kush)	Kush Benefit Solutions, LLC	May 1, 2021	Michigan	Health Insurance

Barra & Associates, LLC	RELI Exchange, LLC	April 26, 2022	Illinois	Health Insurance

Recent Developments

Non-GAAP Measure

The Company believes certain financial measures which meet the definition of non-GAAP financial measures, as defined in Regulation G of the SEC rules, provide important supplemental information. Namely our key financial performance metric Adjusted EBITDA (“AEBITDA”) is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. “AEBITDA” is defined as earnings before interest, taxes, depreciation, and amortization (EBITDA) with additional adjustments as further outlined below, to result in Adjusted EBITDA (or “AEBITDA”). The Company considers AEBITDA an important financial metric because it provides a meaningful financial measure of the quality of the Company’s operational, cash impacted and recurring earnings and operating performance across reporting periods. Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure to other companies in the industry. AEBITDA is used by management in addition to and in conjunction (and not as a substitute) with the results presented in accordance with GAAP. Management uses AEBITDA to evaluate the Company’s operational performance, including earnings across reporting periods and the merits for implementing cost-cutting measures. We have presented AEBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations and assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Consistent with Regulation G, a description of such information is provided below herein and tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Report on Form 10-Q under “Results of Operations”.

We exclude the following items, and the following items define our non-GAAP financial measure AEBITDA:

●	Interest and related party interest expense: Unrelated to core Company operations and excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Depreciation and amortization: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Goodwill and/or asset impairments: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Equity-based compensation: Non-cash compensation provided to employees and service providers, excluded to provide more meaningful supplemental information regarding the Company’s core cash impacted operational performance.
●	Change in estimated acquisition earn-out payables: An Earn-out liability is a liability to the seller upon an acquisition which is contingent on future earnings. These liabilities are valued at each reporting period and the changes are reported as either a gain or loss in the change in estimated acquisition earn-out payables account in the consolidated statements of operations. The gain or loss is non-cash, can be highly volatile and overall is not deemed relevant to ongoing operations, thus, it’s excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Recognition and change in fair value of warrant liabilities: This account includes changes to derivative warrant liabilities which are valued at each reporting period and could result in either a gain or loss. The period changes do not impact cash, can be highly volatile, and are unrelated to ongoing operations, and thus are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Other income (expense), net: Includes non-routine income or expenses and other individually de minimis items and is thus excluded as unrelated to core operations of the company.
●	Transactional costs: This includes expenses related to mergers, acquisitions, financings and refinancings, and amendments or modification to indebtedness. Thes costs are unrelated to primary Company operations and are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Non recuring costs: This account includes non-recurring non-operational items, related to costs incurred for a legal suit the Company has filed against one of the third parties involved in the discontinued operations and is excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Loss from discontinued operations before tax: This account includes the net results from discontinued operations, and since discontinued, are unrelated to the Company’s ongoing operations and thus excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.

Refer to the reconciliation of net (loss) income to AEBITDA, illustrated below in tabular format.

Results of Operations

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS ANALYTICS

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

	March 31, 2024	March 31, 2023	Value Fluctuation	Percent Fluctuation	Explanations
Commission Income	$4,082,438	$3,939,103	$143,335	4%	Increased commission income primarily driven by sustained organic growth.

Commission Expense	1,276,542	1,083,326	193,216	18%	Commission expense increase primarily correlates to the growth and activity in commission income.
Salaries and wages	1,831,662	1,755,894	75,768	4%	Increase in salaries and wages relates to standard annual inflation adjusted pay.
General and administrative expenses (“G&A”)	1,374,890	837,766	537,124	64%	Increased G&A is driven by higher acquisition related and regulatory compliance costs.
Marketing and advertising (“M&A”)	127,042	136,571	(9,529)	-7%	M&A costs substantially similar to prior year.
Change in estimated acquisition earn-out payables	47,761	476,692	(428,931)	-90%	Estimated acquisition earn-out payables decrease due to adjustments of estimated terminal payments and fair value thereof.
Depreciation and amortization	534,152	653,778	(119,626)	-18%	Depreciation and amortization decrease is due to asset impairments in the current period.
Asset impairment	3,922,110	-	3,922,110		Increase in asset impairments is due to impairment of certain intangible assets.

Total operating expenses	9,114,159	4,944,027	4,170,132	84%
			-
Loss from operations	(5,031,721)	(1,004,924)	(4,026,797)	401%
			-
Other (expense) income			-
Interest expense	(369,677)	(351,823)	(17,854)	5%	Interest expense increase primarily due to overall increased interest rate environment and new acquisition related debt financing.
Interest expense, related parties	(40,609)	(41,477)	868	-2%	Decreased related party interest primarily due to high interest accruing loan balances paid down.
Other income, net	11	3,949	(3,938)	-100%	Other income (expense) decrease primarily due to certain non-recurring and non-significant other income sources.
Recognition and change in fair value of warrant liabilities	95,333	4,266,231	(4,170,898)	-98%	Decrease in gain due to fair value changes in derivative warrant liabilities carried at fair value.
Total other (expense) income	(314,942)	3,876,880	(4,191,822)	-108%

Income (loss) from continuing operations before tax	(5,346,663)	2,871,956	(8,218,619)	-286%
Income (loss) from discontinued operations before tax	-	(4,660,494)	4,660,494	-100%	Decreased loss primarily stems from the complete winding down of discontinued operations.
Net loss	$(5,346,663)	$(1,788,538)	(3,558,125)	199%

Non-GAAP Measure
AEBITDA	(73,654)	169,343	(242,997)	-143%	AEBITDA swing influenced by factors outlined above.

Non-GAAP Reconciliation from Net (Loss) Income to AEBITDA

The following table provides a reconciliation from net (loss) income to AEBITDA (adjusted EBITDA) for the years ended December 31, 2023 and December 31, 2022.

	The Quarter ended	The Quarter ended
	March 31, 2024	March 31, 2023

Net loss	$(5,346,663)	$(1,788,538)
Adjustments:
Interest and related party interest expense	410,286	393,300
Depreciation and amortization	534,152	653,778
Asset impairment	3,922,110	-
Equity-based compensation employees, directors, and service providers	154,912	43,797
Change in estimated acquisition earn-out payables	47,761	476,692
Other income, net	(11)	(3,949)
Recognition and change in fair value of warrant liabilities	(95,333)	(4,266,231)
Transactional costs	253,893	-
Nonrecurring costs	45,239	-
Loss from discontinued operations before tax	-	4,660,494
Total adjustments	5,273,009	1,957,881

AEBITDA	$(73,654)	$169,343

Liquidity and capital resources

As of March 31, 2024, we had a cash balance of approximately $2,113,000 and working capital deficiency of approximately $120,000, compared with a cash balance of approximately $2,739,000 and working capital of approximately $1,189,000 at December 31, 2023. During the first quarter of 2024 the Company entered into an At Market Issuance Sales Agreement with EF Hutton as sales agent (the “ATM Agreement”) under which the Company may offer and sell, from time to time through the sales agent, shares of its Common Stock (the “Shares”), having an aggregate offering price of up to $858,637. Under the ATM Agreement, the Company pays the sales agent a commission equal to 3.5% of the aggregate gross proceeds of any sales of common stock under the ATM Agreement.

During the quarter ended March 31, 2024, the Company sold 187,614 shares of Common Stock under the ATM Agreement, at a price of $0.6891, receiving proceeds, net of $4,636 in sales agent commissions and fees, of $124,649. As of March 31, 2024, the net remaining amount we are permitted to sell under the ATM Agreement was $729,352.

During the period from April 1, 2024 through May 20, 2024, the Company sold 1,320,829 shares of Common Stock under the ATM Agreement, receiving proceeds, net of $15,905 agent commissions and fees of $385,052. As of May 20, the net remaining amount we are permitted to sell under the ATM Agreement was $328,395.

Pursuant to the terms of the Series B Warrants and Series G Warrants, during the second quarter of 2024, the Series B Warrants and Series G Warrants respective exercise prices reduced from $0.63 and $0.6562 per share to $0.26 and $0.26 per share as a result of dilutive issuances of our Common Stock.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact to pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(204,382)	(1,064,878)
Net cash used in investing activities	(29,444)	(96,297)
Net cash (used in) provided by financing activities	(392,100)	2,805,700
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(625,926)	$1,644,525

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was approximately $204,000, compared to net cash flows used in operating activities of approximately $1.1 million for the three months ended March 31, 2023. The cash used includes net loss of approximately $5,347,000, decreased by approximate non-cash adjustments of $5,142,000 related to asset impairments of approximately $3,922,000, income of recognition and change in fair value of warrant liabilities of approximately $95,000, depreciation and amortization of approximately $534,000, other small adjustments totaling approximately $79,000, as well as a net increase in cash due to changes of net working capital items of approximately $702,000.

Investing Activities

During the three months ended March 31, 2024, cash flows used in investing activities approximated $29,000 compared to cash flows used in investing activities of approximately $96,000 for the three months ended March 31, 2023. The cash used is primarily related to the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2024, approximate cash used in financing activities was $392,000 as compared to approximately $2.8 million provided for the three months ended March 31, 2023. Net cash used in financing activities relates to proceeds from common shares issued pursuant to the ATM Agreement totaling approximately $125,000, offset by net debt principal, short term financings, and related party payables repayments of approximately $517,000.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, and our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal year 2023.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, and determined them to be effective.

Changes in Internal Control over Financial Reporting

During fiscal year 2024, the Company revised its internal controls over its goodwill evaluation process to ensure that any testing performed at interim dates, are rolled forward to the financial statements reporting date. Aside for the foregoing, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of March 31, 2024. Litigation relating to the insurance brokerage industry is not uncommon. As such we, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended from time to time.

The exercise of all or any number of outstanding Series G Warrants may dilute a shareholders holding of shares of our common stock.

We have issued 4,210,528 Series G Warrants providing for the right to purchase 4,4210,528 shares of our common stock at an initial exercise price of $0.6562 per share which price was reduced to $0.26 per share effective as of May 10, 2024 pursuant to a price reset provision pursuant to the terms of the Series G Warrants and the Company’s issuance of shares of its Common Stock pursuant to the ATM. Our shareholders could be subject to increased dilution upon the exercise of the Series G Warrants. In addition, the exercise of the Series G Warrants and the subsequent sale of shares of common stock issued thereby, could have an adverse effect on the market for our common stock, including the price that a shareholder could obtain for their shares. Further, our shareholders may experience dilution in the value of their investment in our common stock upon the exercise of the Series G Warrants.

The number of shares of common stock which may be issued upon exercise of our Series G Warrants is significant in relation to our currently outstanding common stock and could cause downward pressure on the market price for our common stock.

The number of shares of common stock issuable upon exercise of our outstanding Series G Warrants is significant in relation to the number of shares of common stock currently outstanding. If the holder of the Series G Warrants determines to sell a substantial number of shares into the market at any given time, there may not be sufficient demand in the market to purchase the shares without a decline in the market price for our common stock. Moreover, continuous sales into the market of a number of shares in excess of the typical trading volume for our common stock, or even the availability of such a large number of shares, could depress the trading market for our common stock over an extended period of time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not been previously disclosed in our filings with the SEC.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this Form 10-Q.

Exhibit No.	Description

10.1	Amendment #1 to the Purchase Agreement, dated as of September 29, 2023, by and between Reliance Global Group, Inc., Southwestern Montana Insurance Center, LLC, Southwestern Montana Financial Center, Inc., and Julie A. Blockey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2023).

10.2	Stock Exchange Agreement by and among Reliance Global Group, Inc., Jonathan S. Spetner, Michelle Spetner and Spetner Associates, Inc. dated May 14, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reliance Global Group, Inc.

Date: May 20, 2024	By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer
(principal executive officer)

Date: May 20, 2024	By:	/s/ Joel Markovits
Joel Markovits
Chief Financial Officer
(principal financial officer and principal accounting officer)

