Form 10-Q
period 2024-06-30
Reliance Global Group, Inc.
filed 2024-07-25
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐ No ☒

At July 25, 2024, the registrant had 1,239,407 shares of common stock, par value $0.086 per share, outstanding.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$1,405,824	$1,329,016
Restricted cash	1,409,787	1,409,895
Accounts receivable	945,823	1,298,863
Accounts receivable, related parties	7,451	6,603
Other receivables	167,292	899
Prepaid expense and other current assets	385,987	333,756
Total current assets	4,322,164	4,379,032

Property and equipment, net	140,483	139,999
Right-of-use assets	1,013,703	739,830
Intangibles, net	6,152,752	11,042,757
Goodwill	6,693,099	6,693,099
Other non-current assets	21,791	20,292
Total assets	$18,343,992	$23,015,009

Current liabilities:
Accounts payable and other accrued liabilities	$1,420,697	$835,483
Short term financing agreements	108,525	56,197
Current portion of loans payables, related parties	443,853	454,953
Other payables	14,434	7,414
Current portion of long-term debt	1,471,233	1,390,766
Current portion of leases payable	263,369	285,171
Earn-out liability, current portion	-	159,867
Total current liabilities	3,722,111	3,189,851

Loans payable, related parties, less current portion	660,875	897,529
Long term debt, less current portion	10,289,853	11,026,971
Leases payable, less current portion	781,586	484,335
Warrant liabilities	326	268,993
Total liabilities	15,454,751	15,867,679

Stockholders’ equity:
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.086 par value; 117,647,059 shares authorized and 1,037,027 and 280,117 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	89,184	24,089
Additional paid-in capital	48,638,079	46,125,206
Accumulated deficit	(45,838,022)	(39,001,965)
Total stockholders’ equity	2,889,241	7,147,330
Total liabilities and stockholders’ equity	$18,343,992	$23,015,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Commission income	$3,233,342	$3,195,905	$7,315,780	$7,135,008
Total revenue	3,233,342	3,195,905	7,315,780	7,135,008

Operating expenses
Commission expense	886,364	829,274	2,162,905	1,912,600
Salaries and wages	1,955,152	1,771,064	3,786,814	3,526,957
General and administrative expenses	991,633	1,125,211	2,366,523	1,962,978
Marketing and advertising	76,983	109,860	204,025	246,432
Change in estimated acquisition earn-out payables	-	543,233	47,761	1,019,925
Depreciation and amortization	469,788	655,449	1,003,941	1,309,227
Asset impairments	-	-	3,922,110	-
Total operating expenses	4,379,920	5,034,091	13,494,079	9,978,119

Loss from operations	(1,146,578)	(1,838,186)	(6,178,299)	(2,843,111)

Other (expense) income
Interest expense	(365,970)	(370,905)	(735,646)	(722,462)
Interest expense, related parties	(37,525)	(51,153)	(78,134)	(92,629)
Other income (expense), net	11	(16,979)	22	(13,297)
Recognition and change in fair value of warrant liabilities	60,667	(1,592,509)	156,000	2,673,723
Total other (expense) income	(342,817)	(2,031,546)	(657,758)	1,845,335

Loss from continuing operations before tax	(1,489,395)	(3,869,732)	(6,836,057)	(997,776)
Income (loss) from discontinued operations before tax	-	2,814,445	-	(1,846,048)
Net loss	$(1,489,395)	$(1,055,287)	$(6,836,057)	$(2,843,824)

Basic (loss) earnings per share
Continuing operations	$(2.76)	$(24.21)	$(14.77)	$(7.93)
Discontinued operations	$-	$17.61	$-	$(14.68)
Basic (loss) earnings per share	$(2.76)	$(6.60)	$(14.77)	$(22.61)

Diluted (loss) earnings per share
Continuing operations	$(2.76)	$(24.21)	$(14.77)	$(7.93)
Discontinued operations	$-	$17.61	$-	$(14.68)
Diluted (loss) earnings per share	$(2.76)	$(6.60)	$(14.77)	$(22.61)

Weighted average number of shares outstanding - Basic	539,133	159,795	462,773	125,791
Weighted average number of shares outstanding - Diluted	539,133	159,795	462,773	125,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2023	280,117	$24,089	$46,125,206	$(39,001,965)	$7,147,330

Common share payments for earn-outs	-		17,628	-	17,628
				-	-
Common shares issued for ATM share sales	11,036	949	123,699		124,648
				-
Common shares issued for abeyance share conversions	42,545	3,659	(3,659)		-
				-
Common share-based compensation	1,149	99	18,466	-	18,565

Net loss	-	-	-	(5,346,663)	(5,346,663)

Balance, March 31, 2024	334,847	$28,796	$46,281,340	$(44,348,628)	$1,961,508

Common share payments for earn-outs	30,029	2,582	(2,582)	-	-

Common shares issued for ATM share sales	302,677	26,032	1,917,664	-	1,943,696

Common shares issued for abeyance share conversions	59,471	5,115	(5,115)	-	-

Common shares issued for Series B warrants	39,569	3,403	109,263	-	112,666

Common shares issued for Series G warrants	192,236	16,532	(16,532)	-	-

Common share-based compensation	60,373	5,192	240,574	-	245,766

Common shares issued for services	17,825	1,533	113,467	-	115,000

Net loss	-	-	-	(1,489,395)	(1,489,395)

Balance, June 30, 2024	1,037,027	$89,184	$48,638,079	$(45,838,022)	$2,889,241

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	71,740	$6,170	$35,896,852	$(26,991,983)	$8,911,039

Common share payments for earn-outs	6,433	553	981,925	-	982,478

Common share payments for related party convertible debt	3,926	338	644,662	-	645,000

Common shares issued for reverse stock split round up	902	77	(4,723)	-	(4,646)

Common shares issued in 2023 private placement	9,120	784	3,445,700	-	3,446,484

Common share-based compensation	-	-	43,797	-	43,797

Net loss	-	-	-	(1,788,538)	(1,788,538)

Balance, March 31, 2023	92,121	$7,922	$41,008,213	$(28,780,521)	$12,235,614

Common shares issued for services	6,621	570	377,425	-	377,995

Common share payments for earn-outs	20,721	1,782	1,431,918	-	1,433,700

Common shares issued for vested stock awards	1,307	112	(112)	-	-

Common share-based compensation	-	-	35,367	-	35,367

Net loss	-	-	-	(1,055,287)	(1,055,287)

Balance, June 30, 2023	120,770	$10,387	$42,852,810	$(29,835,808)	$13,027,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,836,057)	$(2,843,824)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,003,941	1,309,227
Asset impairments	3,922,110	-
Amortization of debt issuance costs and accretion of debt discount	23,442	23,442
Non-cash lease expense (income)	1,574	(4,355)
Equity based compensation expense	264,331	79,164
Equity based payments to service providers	224,477	377,995
Recognition and change in fair value of warrant liability	(156,000)	(2,673,723)
Earn-out fair value and write-off adjustments	47,761	1,019,925
Change in operating assets and liabilities:
Accounts receivable	353,040	15,444
Accounts receivable, related parties	(847)	(1,072)
Other receivables	(166,393)	10,816
Prepaid expense and other current assets	(161,708)	(303,322)
Other non-current assets	(1,500)	-
Accounts payables and other accrued liabilities	585,215	(40,135)
Other payables	7,020	115,988
Net cash used in continuing operating activities	(889,594)	(2,914,430)

Net cash adjustments for discontinued operating activities	-	907,329

Total net cash used in continuing and discontinued operating activities	(889,594)	(2,007,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in NSURE	-	900,000
Purchase of property and equipment	(15,397)	(13,010)
Purchase of intangibles	(21,134)	(151,862)
Net cash (used in) provided by investing activities	(36,531)	735,128

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(680,093)	(450,935)
Principal repayments of short-term financings	(106,460)
Proceeds from short-term financings	158,788	58,707
Payments of loans payable, related parties	(437,754)	(649,870)
Proceeds from common shares issued through an at the market offering	2,068,344	-
Earn-out liability payments	-	(344,225)
Proceeds from private placement of shares and warrants	-	3,446,484
Net cash provided by continuing financing activities	1,002,825	2,060,161

Net cash used in discontinued financing activities	-	(17,701)

Total net cash provided by continuing and discontinued financing activities	1,002,825	2,042,460

Net increase in cash and restricted cash	76,700	770,487
Cash and restricted cash at beginning of year	2,738,911	1,909,769
Cash and restricted cash at end of year	$2,815,611	$2,680,256

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), as the same may be amended from time to time. Capitalized terms not defined in this Quarterly Report on Form 10-Q refer to capitalized terms as defined in the Form 10-K. Certain prior period accounts and balances in these unaudited condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

As of June 30, 2024, the Company’s reported cash and restricted cash aggregated balance was approximately $2,816,000, current assets were approximately $4,322,000, and current liabilities were approximately $3,722,000. As of June 30, 2024, the Company had working capital of approximately $600,000 and stockholders’ equity of approximately $2,889,000. For the six months ended June 30, 2024, the Company had a loss from operations of approximately $6,178,000, which includes a non-cash asset impairment loss of approximately $3,922,000, and net loss of approximately $6,836,000. During the first quarter of 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with EF Hutton LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through the Agent, shares of its common stock having an approximate aggregate remaining offering price of up to $1,728,825 as of the date of filing of this Quarterly Report on Form 10-Q.

Although there can be no assurance that debt or equity financing will be available on acceptable terms, or at all, the Company believes its financial position and its ability to raise capital to be reasonable and sufficient. Based on our assessment, we do not believe there are conditions or events that, in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year of filing these unaudited financial statements with the Securities and Exchange Commission (“SEC”).

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

Cash and Restricted Cash

Cash and restricted cash reported on our condensed consolidated balance sheets are reconciled to the total shown on our condensed consolidated statements of cash flows as follows:

	June 30, 2024	June 30, 2023
Cash	$1,405,824	$1,274,743
Restricted cash	1,409,787	1,405,513
Total cash and restricted cash	$2,815,611	$2,680,256

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

Warrant Liabilities: The Company re-measures the fair value of its material Level 3 warrant liabilities at the balance sheet date, or at interim dates as applicable for warrant exercise transactions that may occur, using a binomial option pricing model. The following summarizes the significant unobservable inputs for valuations occurring during the periods ended:

	June 30, 2024	December 31, 2023
Stock price	$3.74	$9.18
Volatility	135.00%	110.00%
Time to expiry	4.53	4.99
Dividend yield	0%	0%
Risk free rate	4.30%	3.80%

The following reconciles fair value of the liability classified warrants:

	Series B Warrant Liabilities	Placement Agent Warrants	Total
Beginning balance, December 31, 2023	$268,667	$326	$268,993
Unrealized gain	(95,333)	-	(95,333)
Warrants exercised or exchanged	-	-	-
Ending balance, March 31, 2024	$173,334	$326	$173,660
Unrealized gain	(60,667)	-	(60,667)
Warrants exercised or exchanged	(112,667)	-	(112,667)
Ending balance, June 30, 2024	$-	$326	$326

Earn-out liabilities: The Company utilizes two valuation methods to value its Level 3 earn-out liabilities: (a) the income valuation approach, and (b) the Monte Carlo simulation method. Key valuation and unobservable inputs for the income valuation approach include contingent payment arrangement terms, projected revenues and cash flows, rates of return, discount rates and probability assessments.

The following table summarizes the significant unobservable inputs used in the fair value measurements:

	June 30, 2024	December 31, 2023
Valuation technique	N/A	Discounted cash flow
Significant unobservable input	N/A	Projected revenue and probability of achievement

The Company values its Level 3 earn-out liability related to the Barra Acquisition using a Monte Carlo simulation in a risk-neutral framework (a special case of the Income Approach). The following summarizes the significant unobservable inputs:

The following table reconciles fair value of earn-out liabilities for the periods ended June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Beginning balance – January 1	$159,867	$2,709,478

Acquisitions and settlements	-	(3,260,403)

Period adjustments:
Fair value changes included in earnings*	47,761	1,716,873
Earn-out payable in common shares	(17,628)	(159,867)
Earn-out transferred to loans payable, related parties	-	(846,214)
Earn-out payments	(190,000)	-
Ending balance	-	159,867
Less: Current portion	-	(159,867)
Ending balance, less current portion	$-	$-

*	Recorded in the change in estimated acquisition earn-out payables caption on the condensed consolidated statements of operations.

Revenue Recognition

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Three Months Ended June 30, 2024	Medical	Life	Property and Casualty	Total

Three months ended June 30, 2024	$2,389,845	$38,744	$804,753	$3,233,342
Three months ended June 30, 2023	$2,526,713	$71,980	$597,212	$3,195,905
Six months ended June 30, 2024	$5,715,662	$94,961	$1,505,157	$7,315,780
Six months ended June 30, 2023	$5,822,458	$105,604	$1,206,946	$7,135,008

The following are customers representing 10% or more of total revenue:

	Three Months Ended June 30,
Insurance Carrier	2024	2023
Priority Health	22%	28%
BlueCross BlueShield	11%	12%

	Six Months Ended June 30,
Insurance Carrier	2024	2023
Priority Health	35%	37%
BlueCross BlueShield	12%	13%

No other single customer accounted for more than 10% of the Company’s commission revenues during the three and six months ended June 30, 2024 and 2023. The loss of any significant customer could have a material adverse effect on the Company.

Income Taxes

The Company recorded no income tax expense for the three and six months ended June 30, 2024 and 2023 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2024 and December 31, 2023, the Company provided a full valuation allowance against its net deferred tax assets, since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Recently Issued Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements not already disclosed in the Form 10-K.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table rolls forward the Company’s goodwill balance for the periods ended June 30, 2024, and December 31, 2023, adjusted for discontinued operations.

Goodwill
December 31, 2022	$14,287,099
Goodwill impairment recognized as of December 31, 2023	(7,594,000)
December 31, 2023	6,693,099
June 30, 2024	$6,693,099

Asset Impairments:

During the quarter ended March 31, 2024, certain intangible assets stemming from discontinued operations which were originally transferred to the Company’s operating entity, were determined to have carrying values exceeding fair value, and thus were considered impaired. These intangible assets consisted of customer relationships, and internally developed and purchased software, with respective net of accumulated amortization asset values of $3,802,438, $65,411, and $54,261. The write-offs resulted in a total asset impairment charge of $3,922,110, recorded in the asset impairment account on the unaudited condensed consolidated statements of operations for the six-month period ended June 30, 2024.

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of June 30, 2024:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	1.0	$1,807,188	$(1,487,205)	$319,983
Internally developed software	2.7	1,698,186	(773,371)	924,815
Customer relationships	6.3	7,372,290	(2,813,315)	4,558,975
Purchased software	2.0	564,396	(563,074)	1,322
Video production assets	-	50,000	(50,000)	-
Non-competition agreements	0.4	3,504,810	(3,157,153)	347,657
		$14,996,870	$(8,844,118)	$6,152,752

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2023:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	1.5	$1,807,189	$(1,320,939)	$486,250
Internally developed software	3.2	1,798,922	(650,029)	1,148,893
Customer relationships	8.0	11,922,290	(3,193,629)	8,728,661
Purchased software	0.3	667,206	(618,418)	48,788
Video production assets	-	50,000	(50,000)	-
Non-competition agreements	0.9	3,504,810	(2,874,645)	630,165
		$19,750,417	$(8,707,660)	$11,042,757

The following table reflects expected amortization expense as of June 30, 2024, for each of the following five years and thereafter:

Years Ending December 31,	Amortization Expense
2024 (remaining six months)	$764,453
2025	1,397,041
2026	1,148,216
2027	807,696
2028	717,314
Thereafter	1,318,032
Total	$6,152,752

NOTE 3. LONG-TERM DEBT AND SHORT-TERM FINANCINGS

Long-Term Debt

The composition of the long-term debt is as follows:

	June 30, 2024	December 31, 2023

Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, variable interest of prime rate plus 2.5%, maturing August 2028, net of deferred financing costs of $9,060 and $10,069 as of June 30, 2024 and December 31, 2023, respectively	$338,812	$369,602
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, variable interest of prime rate plus 1.5%, maturing December 2028, net of deferred financing costs of $11,250 and $12,525 as of June 30, 2024, and December 31, 2023, respectively	557,497	604,830
Oak Street Funding LLC Term Loan for the acquisition of SWMT, variable interest of prime rate plus 2.0%, maturing April 2029, net of deferred financing costs of $6,997 and $7,733 as of June 30, 2024 and December 31, 2023, respectively	646,205	695,758
Oak Street Funding LLC Term Loan for the acquisition of FIS, variable interest of prime rate plus 2.0%, maturing May 2029, net of deferred financing costs of $28,117 and $31,026 as of June 30, 2024 and December 31, 2023, respectively	1,636,131	1,758,558
Oak Street Funding LLC Term Loan for the acquisition of ABC, variable interest of prime rate plus 2.0%, maturing September 2029, net of deferred financing costs of $32,409 and $35,649 as of June 30, 2024 and December 31, 2023, respectively	2,712,692	2,899,409
Oak Street Funding LLC Term Loan for the acquisition of Barra, variable interest of prime rate plus 2.5%, maturing May 2032, net of deferred financing costs of $166,049 and $176,762 as of June 30, 2024 and December 31, 2023, respectively	5,869,749	6,089,580
	11,761,086	12,417,737
Less: current portion	(1,471,233)	(1,390,766)
Long-term debt	$10,289,853	$11,026,971

Oak Street Funding LLC – Term Loans and Credit Facilities

Years Ending December 31,	Maturities of Long-Term Debt
2024 (remaining six months)	$714,133
2025	1,552,772
2026	1,729,160
2027	1,925,603
2028	2,106,978
Thereafter	3,986,322
Total	12,014,968
Less: debt issuance costs	(253,882)
Total	$11,761,086

Short-Term Financings

The Company has various short-term notes payable for financed items such as insurance premiums. These are normally paid in equal installments over a period of twelve months or less and carry interest rates ranging between 7.95% and 11.95% per annum. As of June 30, 2024, and December 31, 2023, balances outstanding on short-term financings were $108,525 and $56,197, respectively.

NOTE 4. WARRANT LIABILITIES

Series B Warrants and PAW’s

On June 18, 2024, the holder of the remaining Series B Warrants exercised all their remaining 50,980 warrants via cashless exercises, thereby acquiring 39,569 shares of the Company’s common stock, $0.086 par value per share. The Series B Warrants effective exercise price per share as of the date of the exercises was $3.91.

For the three and six months ended June 30, 2024, net fair value gains and losses recognized for the Series B Warrants and PAW’s, were gains of $60,667 and $156,000, respectively, whereas for the three and six months ended June 30, 2023, net fair value gains and losses recognized were a loss of $1,592,509 and a gain of $2,673,723, respectively, presented in the recognition and change in fair value of warrant liabilities account in the unaudited consolidated statements of operations.

As of June 30, 2024, there were 0 and 959 Series B Warrants and PAW’s outstanding respectively, with respective fair values of $0 and $326, presented in the warrant liability account on the condensed consolidated balance sheets. As of June 30, 2023, there were 78,383 and 959 Series B Warrants and PAW’s outstanding, with respective fair values of $3,741,983 and $326, presented in the warrant liability account on the unaudited condensed consolidated balance sheets.

NOTE 5. EQUITY

Common Stock

The Company is authorized to issue 117,647,059 shares of common stock, $0.086 par value. Each share of issued and outstanding common stock entitles the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the Company upon liquidation or dissolution.

During the first quarter of 2024, the Company issued 11,036 shares through its ATM program, 42,545 pursuant to abeyance share conversions and 1,149 shares for equity-based compensation.

On July 1, 2024, the Company effectuated a 1-for-17 reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Split-2024”). The par value remained unchanged following the Reverse Split-2024. All share and per share information as well as common stock and additional paid-in capital have been retroactively adjusted to reflect the Reverse Split-2024 for all periods presented, unless otherwise indicated. The Reverse Split-2024 resulted in a rounding addition of approximately 110,350 shares valued at par, totaling $9,490 for which shares were issued in July 2024.

During the second quarter of 2024, the Company issued 302,677 shares through its ATM program, 59,471 pursuant to abeyance share conversions, 60,373 shares for equity-based compensation, 30,029 shares for repayment of an earn-out liability, 39,569 shares on the exercise of Series B warrants, 192,236 shares for the exercise of Series G warrants, and 17,825 shares for service rendered.

As of June 30, 2024, and December 31, 2023, there were 1,037,027 and 280,117 shares of common stock outstanding, respectively.

Abeyance Shares

During the first and second quarters of 2024 respectively, upon request from an institutional investor, the Company converted 42,545 and 59,471 abeyance shares into common stock, thereby issuing 42,545 and 59,471 common shares, resulting in zero abeyance shares outstanding as of June 30, 2024.

Series G Warrants

Pursuant to the terms of the Series G Warrants, during the second quarter of 2024, the Series G Warrant exercise price reset from $11.16 per share to $3.96 per share, as a result of sales of our common stock pursuant to the ATM Agreement discussed below. On June 18, 2024, the holder of the Series G Warrants exercised all of its 247,678 warrants, via cashless exercises, thereby acquiring 192,236 shares of the Company’s common stock, which resulted in no remaining Series G Warrants outstanding as of June 30, 2024.

At Market Program (the “ATM”)

On February 15, 2024, the Company entered into the ATM Agreement with the Agent, pursuant to which the Company may offer and sell, from time to time through the Agent, shares of its common stock having an aggregate maximum offering price as determined by the then in effect prospectus supplement to the base prospectus included in the registration statement (the “ATM Capacity”). Any shares offered and sold in the ATM offering will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-275190), which was declared effective by the SEC on November 7, 2023, and related prospectus supplements and accompanying base prospectus relating to the ATM offering. Under the Agreement, the Agent may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offering of shares pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all of the shares subject to the ATM Agreement, or (ii) the termination of the ATM Agreement by the Agent or the Company, as permitted therein. The Company agreed to pay to the Agent in cash, upon each sale of shares pursuant to the ATM Agreement, an amount equal to 3.5% of the gross proceeds from each such sale. The Company agreed to reimburse the Agent for certain specified expenses in connection with entering into the ATM Agreement.

During the six months ended June 30, 2024, the Company sold 313,713 shares of common stock under the ATM Agreement, at an average price of $5.3492, receiving proceeds, net of $141,631 in agent commissions and legal and other fees, of $2,068,344. From the net sale proceeds, $146,174 was received in July 2024 and is recorded in the other receivables account in the unaudited condensed consolidated balance sheets as of June 30, 2024.As of the date of filing of this Quarterly Report on Form 10-Q, the net remaining ATM Capacity was $1,728,825.

Equity-based Compensation

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2024, and 2023 was $245,766 and $35,367, respectively. Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023 was $264,331 and $79,164, respectively.

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

The following calculates basic and diluted EPS:

	Three Months	Three Months
	Ended	Ended
	June 30, 2024	June 30, 2023
Loss from continuing operations	$(1,489,395)	$(3,869,732)
Net loss continuing operations, numerator, basic computation	(1,489,395)	(3,869,732)
Recognition and change in fair value of warrant liabilities	-	-
Net loss from continuing operations, numerator, diluted computation	$(1,489,395)	$(3,869,732)

Weighted average common shares, basic	539,133	159,795
Effect of Series B Warrants	-	-
Weighted average common shares, dilutive	539,133	159,795
Loss per common share – basic	$(2.76)	$(24.21)
Loss per common share – diluted	$(2.76)	$(24.21)

	Six Months	Six Months
	Ended	Ended
	June 30, 2024	June 30, 2023
Loss from continuing operations	$(6,836,057)	$(997,776)
Net Loss continuing operations, numerator, basic computation	(6,836,057)	(997,776)
Recognition and change in fair value of warrant liabilities	-	-
Net loss from continuing operations, numerator, diluted computation	$(6,836,057)	$(997,776)

Weighted average common shares, basic	462,773	125,791
Effect of Series B Warrants	-	-
Weighted average common shares, dilutive	462,773	125,791
Loss per common share – basic	$(14.77)	$(7.93)
Loss per common share – diluted	$(14.77)	$(7.93)

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Shares subject to outstanding common stock options	510	649
Shares subject to outstanding Series A warrants	6,647	6,647
Shares subject to outstanding PAW’s	959	959
Shares subject to outstanding Series F warrants	-	123,840
Shares subject to PA Warrants	3,096	3,096
Shares subject to unvested stock awards	52	205

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Shares subject to outstanding common stock options	510	649
Shares subject to outstanding Series A warrants	6,647	6,647
Shares subject to outstanding PAW’s	959	959
Shares subject to outstanding Series F warrants	-	123,840
Shares subject to PA Warrants	3,096	3,096
Shares subject to unvested stock awards	52	205

NOTE 7. LEASES

Operating lease expense for the three months ended June 30, 2024, and 2023 was $102,073 and $123,326, respectively. Operating lease expense for the six months ended June 30, 2024, and 2023 was $207,029 and $239,296 respectively. As of June 30, 2024, the weighted average remaining lease term and weighted average discount rate for the operating leases were 5.08 years and 8.35%, respectively.

Future minimum lease payments under these operating leases consisted of the following:

Fiscal year ending December 31,	Operating Lease Obligations
2024 (remaining six months)	$180,322
2025	265,399
2026	229,522
2027	215,325
2028	182,190
Thereafter	225,136
Total undiscounted operating lease payments	1,297,894
Less: Imputed interest	(252,939)
Present value of operating lease liabilities	$1,044,955

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly and no legal contingencies are accrued as of June 30, 2024, and December 31, 2023. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time has been subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Earn-out liabilities

The Company, Southwestern Montana Insurance Center, LLC, a Montana limited liability company (the “Subsidiary”), Southwestern Montana Financial Center, Inc., a Montana corporation (the “Seller”), and Julie A. Blockey (the “Holder”, and collectively with the Company, Subsidiary, and Seller, the “Parties”) entered into a purchase agreement on or around April 1, 2019 (the “Purchase Agreement”), whereby the Company purchased the business and certain assets noted within the Purchase Agreement. On September 29, 2023, the Parties entered into a first amendment to the Purchase Agreement (the “First Amendment”). Pursuant to the First Amendment, the Parties agreed to a total remaining earn-out related balance of $500,000 owed under the Purchase Agreement. In satisfaction of such remaining balance, the Company agreed to issue 10,272 shares of the Company’s restricted common stock, par value $0.086 per share (the “Common Stock”), to the Holder. The First Amendment also stated that if the Nasdaq official closing price of the Common Stock is less than $41.31 on March 29, 2024 (the “Calculation Date”), then a determination of the Make-Up Amount (as defined herein) will be made. The “Make-Up Amount” means $425,000 minus the Blockey Shares Value (10,272 multiplied by the Nasdaq official closing price of the Common Stock on the Calculation Date). The First Amendment further stated that the Company shall pay the Make-Up Amount with a combination of cash and Company shares. Accordingly, on the Calculation Date, a total Make-Up Amount of $367,496 was determined, and as agreed upon by the Parties, will be payable, $190,000 in cash, and the remaining balance via the issuance of 30,029 of the Company’s Common Stock, subsequently issued to the Seller during April, 2024. The $190,000 cash balance was paid during the quarter ended June 30, 2024.

The following outlines changes to the Company’s earn-out liability balances for the respective periods ended June 30, 2024 and December 31, 2023:

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2023	$-	$159,867	$-	$-	$-	$159,867
Payments	-	(190,000)	-	-	-	-
Estimates and fair value adjustments	-	47,761	-	-	-	47,761
Payable in common stock	-	(17,628)	-	-	-	(17,628)
Ending balance June 30, 2024	$-	$-	$-	$-	$-	$-

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2022	$667,000	$500,001	$834,943	$147,534	$560,000	$2,709,478
Payments	(1,433,700)	(750,001)	(929,168)	(147,534)	-	(3,260,403)
Estimates and fair value adjustments	1,612,914	569,734	94,225	-	(560,000)	1,716,873
Payable in common stock	-	(159,867)	-	-	-	(159,867)
Reclass to loans payable, related parties*	(846,214)	-	-	-	-	(846,214)
Ending balance December 31, 2023	$-	$159,867	$-	$-	$-	$159,867

*	The Company modified certain contingent earn-out payables by entering into fixed payment arrangements. Thus, remaining open balances are reclassified to the loans payable, related parties account on the consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.

Definitive Acquisition Agreements

On May 14, 2024, the Company entered into a Stock Exchange Agreement (the “Stock Exchange Agreement”) to acquire Spetner Associates (“Spetner”). Pursuant to the Stock Exchange Agreement, the Company agreed to: (i) acquire 80% of the issued and outstanding shares of common stock, par value $1.00 per share, of Spetner (the “Spetner Common Stock”) for $13,714,286 (which amount was to be paid as $8,000,000 in cash, the issuance of certain shares of the Company’s common stock, and the Company’s issuance of a promissory note); and (ii) have the sole option to acquire the remaining 20% of Spetner common stock for a predetermined amount based on a multiple of EBITDA.

NOTE 9. RELATED PARTY TRANSACTIONS

The following table summarizes the loans payable, related parties current and non-current accounts, as of the periods ended June 30, 2024 and December 31, 2023, and the interest expense related parties account for the three and six-month periods ended June 30, 2024 and June 30, 2023, as presented on the condensed consolidated balance sheets and condensed consolidated statements of operations, respectively:

	Related Parties Payable				Interest Expense, Related Parties
	Current Portion		Long Term Portion		for the Three Months Ended		for the Six Months Ended
Related Party	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Employee Payables	6,127	25,708	-	-	577	1,730	2,307	3,459
Deferred Purchase Price Liability	256,173	233,504	111,554	247,055	17,335	49,423	37,167	89,170
Purchase Agreement Liability	181,553	195,741	549,321	650,475	19,613	-	38,660	-
Total	443,853	454,953	660,875	897,530	37,525	51,153	78,134	92,629

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

As part of our growth and acquisition strategy, we continue to survey the current insurance market for value-add acquisition opportunities. As of June 30, 2024, we have acquired nine insurance agencies.

Over the next 12 months, we plan to focus on the expansion and growth of our business through continued asset acquisitions in insurance markets and organic growth of our current insurance operations through geographic expansion and market share growth. To that end, on May 14, 2024, the Company entered into a Stock Exchange Agreement (the “Stock Exchange Agreement”) to acquire Spetner Associates (“Spetner”), a well-established benefits enrollment company that, through its BenManage benefits enrollment company, is a leading provider of voluntary benefits to over 75,000 employees throughout the United States. Pursuant to the Stock Exchange Agreement, the Company agreed to: (i) acquire 80% of Spetner’s issued and outstanding shares of common stock, par value $1.00 per share (the “Spetner Common Stock”) for $13,714,286 (which amount was to be paid as $8,000,000 in cash, the issuance of certain shares of the Company’s common stock, and the Company’s issuance of a promissory note; and (ii) have the sole option to acquire the remaining 20% of the Spetner Common Stock for a predetermined amount based on a multiple of EBITDA

Further, we launched our 5MinuteInsure.com (“5MI”) Insurtech platform during 2021, which expanded our national footprint. 5MI is a high-tech proprietary tool developed by us as a business to consumer portal which enables consumers to instantly compare quotes from multiple carriers and purchase their car and home insurance in a time efficient and effective manner. 5MI taps into the growing number of online shoppers and utilizes advanced artificial intelligence and data mining techniques, to provide competitive insurance quotes in around 5 minutes with minimal data input needed from the consumer. The platform launched during the summer of 2021 and currently operates in 46 states offering coverage with up to 30 highly rated insurance carriers.

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

Business Operations

We’ve adopted a “One-Firm” strategy, pursuant to which Company owned and operated agencies come together to operate as one cohesive unit, which allows for efficient and effective cross-selling, cross-collaboration, and the effective deployment of the Company’s human capital. This strategy also aims to enhance the Company’s overall market presence across the U.S., with all business lines operating under the RELI Exchange brand. It’s expected to benefit agents and clients by improving relationships with carriers, leading to better commission and bonus contracts due to higher business volumes. The approach also strengthens the capability of RELI Exchange agency partners in securing diverse insurance policies and fosters increased cross-selling opportunities. This unified strategy positions the Company for rapid scaling and integration of accretive acquisitions, expanding its industry reach.

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

Financial Instruments

During the quarter ended June 30, 2024, the Company’s financial instruments consisted of derivative warrants. These were accounted at fair value as of inception/issuance date, and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, (non-cash) gain or loss. As of June 18, 2024, all of the remaining derivative warrants were exercised and there are currently none outstanding.

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

Recent Developments

Reverse Stock Split

On July 1, 2024, the Company effectuated a 1-for-17 reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Split-2024”). The par value remained unchanged. All share and per share information, as well as common stock and additional paid-in capital, have been retroactively adjusted to reflect the Reverse Split-2024 for all periods presented, unless otherwise indicated. The Reverse Split-2024 resulted in a rounding addition of approximately 110,350 shares valued at par, totaling $9,490 for which shares were issued in July 2024.

Non-GAAP Measure

The Company believes certain financial measures which meet the definition of non-GAAP financial measures, as defined in Regulation G of the SEC rules, provide important supplemental information. Adjusted EBITDA (“AEBITDA”), our key financial performance metric, is a non-GAAP financial measure that is not in accordance with, or an alternative to, measures prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). “AEBITDA” is defined as earnings before interest, taxes, depreciation, and amortization (EBITDA) with additional adjustments as further outlined below. The Company considers AEBITDA an important financial metric because it provides a meaningful financial measure of the quality of the Company’s operational, cash impacted and recurring earnings and operating performance across reporting periods. Other companies may calculate Adjusted EBITDA differently than we do, which might limit its usefulness as a comparative measure to other companies in the industry. AEBITDA is used by management in addition to and in conjunction (and not as a substitute) with the results presented in accordance with GAAP. Management uses AEBITDA to evaluate the Company’s operational performance, including earnings across reporting periods and the merits for implementing cost-cutting measures. We have presented AEBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations and assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Consistent with Regulation G, a description of such information is provided below herein and tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Quarterly Report on Form 10-Q under “Results of Operations”.

We exclude the following items when calculating AEBITDA, and the following items define our non-GAAP financial measure AEBITDA:

●	Interest and related party interest expense: Unrelated to core Company operations and excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Depreciation and amortization: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Goodwill and/or asset impairments: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Equity-based compensation: Non-cash compensation provided to employees and service providers, excluded to provide more meaningful supplemental information regarding the Company’s core cash impacted operational performance.
●	Change in estimated acquisition earn-out payables: An earn-out liability is a liability to the seller upon an acquisition which is contingent on future earnings. These liabilities are valued at each reporting period and the changes are reported as either a gain or loss in the change in estimated acquisition earn-out payables account in the consolidated statements of operations. The gain or loss is non-cash, can be highly volatile and overall is not deemed relevant to ongoing operations, thus, it’s excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Recognition and change in fair value of warrant liabilities: This account includes changes to derivative warrant liabilities which are valued at each reporting period and could result in either a gain or loss. The period changes do not impact cash, can be highly volatile, and are unrelated to ongoing operations, and thus are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Other income (expense), net: Includes non-routine income or expenses and other individually de minimis items and is thus excluded as unrelated to core operations of the company.
●	Transactional costs: This includes expenses related to mergers, acquisitions, financings and refinancings, and amendments or modification to indebtedness. Thes costs are unrelated to primary Company operations and are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Non-recuring costs: This account includes non-recurring non-operational items, related to costs incurred for a legal suit the Company has filed against one of the third parties involved in the discontinued operations and was excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Loss from discontinued operations before tax: This account includes the net results from discontinued operations, and since discontinued, are unrelated to the Company’s ongoing operations and thus excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.

Refer to the reconciliation of net (loss) income to AEBITDA, illustrated below in tabular format.

Results of Operations

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS ANALYTICS

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

	June 30, 2024	June 30, 2023	Value Fluctuation	Percent Fluctuation	Explanations
Commission income	$3,233,342	$3,195,905	$37,437	1%	Increased commission income primarily driven by sustained organic growth.

Commission expense (“CE”)	886,364	829,274	57,090	7%	Increased CE correlated to growth in revenues.
Salaries and wages (“S&W”)	1,955,152	1,771,064	184,088	10%	Increased S&W primarily impacted by equity-based pay.
General and administrative expenses (“G&A”)	991,633	1,125,211	(133,578)	-12%	Decreased G&A was driven by leaner operations and OneFirm related cost-cutting measures.
Marketing and advertising (“M&A”)	76,983	109,860	(32,877)	-30%	M&A decrease consistent with Company’s current marketing strategy.
Change in estimated acquisition earn-out payables	-	543,233	(543,233)	-100%	Decrease pursuant to the settlement of all earn-out payables.
Depreciation and amortization (“D&A”)	469,788	655,449	(185,661)	-28%	Decrease due to impaired intangible assets no longer incurring D&A.

Total operating expenses	4,379,920	5,034,091	(654,171)	-13%
			-
Loss from operations	(1,146,578)	(1,838,186)	691,908	-38%
			-
Other income (expense)			-
Interest expense	(365,970)	(370,905)	4,935	-1%	Decrease was due to periodic paydowns on loan balances.
Interest related parties	(37,525)	(51,153)	13,628	-27%	Decrease was due to periodic paydowns on loan balances.
Other income (expense), net	11	(16,979)	16,990	-100%	Decrease due to certain minor non-recurring and non-significant other income/expense sources.
Recognition and change in fair value of warrant liabilities	60,667	(1,592,509)	1,653,176	-104%	Fluctuation per fair value changes in derivative warrant liabilities and warrants exercised.
Total other income (expense)	(342,817)	(2,031,546)	1,688,729	-83%

Loss from continuing operations before tax	(1,489,395)	(3,869,732)	2,380,337	-62%
Income from discontinued operations before tax	-	2,814,445	(2,814,445)	-100%	Discontinued operations did not re-occur during 2024.
Net income (loss)	$(1,489,395)	$(1,055,286)	$(434,109)	41%
Non-GAAP Measure
AEBITDA	$(177,966)	$(178,630)	$663	0%

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS ANALYTICS

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

	June 30, 2024	June 30, 2023	Value Fluctuation	Percent Fluctuation	Explanations
Commission income	$7,315,780	$7,135,008	$180,772	3%	Increased commission income primarily driven by sustained organic growth.

Commission expense (“CE”)	2,162,905	1,912,600	250,305	13%	Increased CE correlated to growth in revenues.
Salaries and wages (“S&W”)	3,786,814	3,526,957	259,857	7%	Increased S&W primarily impacted by equity-based pay.
General and administrative expenses (“G&A”)	2,366,523	1,962,978	403,545	21%	Increased G&A driven by higher acquisition & legal costs related to M&A activity and regulatory filings.
Marketing and advertising (“M&A”)	204,025	246,432	(42,407)	-17%	M&A decrease consistent with Company’s current marketing strategy
Change in estimated acquisition earn-out payables	47,761	1,019,925	(972,164)	-95%	Decrease pursuant to the settlement of the majority of earn-out payables.
Depreciation and amortization (“D&A”)	1,003,941	1,309,227	(305,286)	-23%	Decrease due to impaired intangible assets no longer incurring D&A.
Asset impairment	3,922,110	-	3,922,110		Increase due to impairment of certain intangible assets.

Total operating expenses	13,494,079	9,978,119	3,515,960	35%
			-
Loss from operations	(6,178,299)	(2,843,111)	(3,335,188)	117%
			-
Other income (expense)			-
Interest expense	(735,646)	(722,462)	(13,184)	2%	Increase was primarily due to elevated interest rates.
Interest related parties	(78,134)	(92,629)	14,495	-16%	Decrease was due to periodic paydowns on loan balances.
Other income (expense), net	22	(13,297)	13,319	-100%	Decrease due to certain minor non-recurring and non-significant other income/expense sources.
Recognition and change in fair value of warrant liabilities	156,000	2,673,723	(2,517,723)	-94%	Fluctuation per fair value changes in derivative warrant liabilities.
Total other (expense) income	(657,758)	1,845,335	(2,503,093)	-136%

Loss from continuing operations before tax	(6,836,057)	(997,776)	(5,838,281)	585%
Loss from discontinued operations before tax	-	(1,846,048)	1,846,048	-100%	Discontinued operations did not re-occur during 2024.
Net income (loss)	$(6,836,057)	$(2,843,824)	$(3,992,233)	140%
Non-GAAP Measure
AEBITDA	$(251,620)	$(9,288)	$(242,332)	2609%

Non-GAAP Reconciliation from Net (Loss) Income to AEBITDA

The following table provides a reconciliation from net loss to AEBITDA for the three and six months ended June 30, 2024 and June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(1,489,395)	$(1,055,286)	$(6,836,057)	$(2,843,824)
Adjustments:
Interest and related party interest expense	403,495	422,058	813,780	815,091
Depreciation and amortization	469,788	655,449	1,003,941	1,309,227
Asset impairment	-	-	3,922,110	-
Share-based compensation to employees, directors and service providers	333,897	413,362	488,808	457,158
Change in estimated acquisition earn-out payables	-	543,233	47,761	1,019,925
Other (income) expense, net	(11)	16,979	(22)	13,297
Transactional costs	119,203	-	373,096	-
Nonrecurring costs	45,724	47,513	90,963	47,513
Recognition and change in fair value of warrant liabilities	(60,667)	1,592,509	(156,000)	(2,673,723)
(Income) loss from discontinued operations before tax	-	(2,814,445)	-	1,846,048
Total adjustments	1,311,429	876,657	6,584,437	2,834,536

AEBITDA	$(177,966)	$(178,630)	$(251,620)	$(9,288)

Liquidity and capital resources

As of June 30, 2024, we had a cash balance of approximately $2,816,000 and working capital of approximately $600,000, compared with a cash balance of approximately $2,739,000 and working capital of approximately $1,189,000 at December 31, 2023. During the first quarter of 2024, the Company entered into an At Market Issuance Sales Agreement with EF Hutton LLC as sales agent (the “ATM Agreement”), pursuant to which the Company may offer and sell, from time to time through the sales agent, shares of its common stock having an aggregate offering price as determined by the then in effect prospectus supplement to the base prospectus included in the registration statement (the “ATM Capacity”).

During the six months ended June 30, 2024, the Company sold 313,713 shares of common stock under the ATM Agreement, at an average price of $5.3492, resulting in proceeds, net of $141,631 in agent commissions and legal and other fees, of $2,068,344. From the net sales proceeds, $146,174 was received in July 2024 and was recorded in the other receivables account in the unaudited condensed consolidated balance sheets as of June 30, 2024. As of the date of filing of this Quarterly Report on Form 10-Q, the net remaining ATM Capacity was $1,728,825.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact on pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements, as such term is defined in Regulation S-K, during the six months ended June 30, 2024.

Cash Flows

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(889,594)	(2,007,101)
Net cash (used in) provided by investing activities	(36,531)	735,128
Net cash provided by financing activities	1,002,825	2,042,460
Net increase in cash, cash equivalents, and restricted cash	$76,700	$770,487

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024, was approximately $890,000, compared to net cash flows used in operating activities of approximately $2.0 million for the six months ended June 30, 2023. The cash used includes a net loss of approximately $6,836,000, decreased by approximate non-cash adjustments of $5,332,000 related to asset impairments of approximately $3,922,000, gain from recognition and change in fair value of warrant liabilities of approximately $156,000, depreciation and amortization of approximately $1,004,000, other adjustments totaling approximately $562,000, as well as a net increase in cash due to changes of net working capital items of approximately $615,000.

Investing Activities

During the six months ended June 30, 2024, cash flows used in investing activities approximated $36,500 compared to cash flows used in investing activities of approximately $735,000 for the six months ended June 30, 2023. The cash used is primarily related to the purchase of fixed tangible and intangible assets.

Financing Activities

During the six months ended June 30, 2024, approximate cash used in financing activities was $1.0 million, as compared to approximately $2.0 million provided for the six months ended June 30, 2023. Net cash used in financing activities relates to proceeds from common shares issued pursuant to the ATM Agreement totaling approximately $2,068,000, offset by net debt principal, net short-term financings, and related party payables repayments of approximately $1,066,000.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, and determined them to be effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

During fiscal year 2024, the Company revised its internal controls over its goodwill evaluation process to ensure that any testing performed at interim dates are rolled forward to the reporting date of the relevant financial statements. Aside from the foregoing, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of June 30, 2024. Litigation relating to the insurance brokerage industry is not uncommon. As such we, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

As previously disclosed in the Current Report on Form 8-K filed on January 16, 2024 by the Company on January 12, 2024, the Company received written notice from Nasdaq’s Listing Qualifications Department notifying the Company that for the preceding 30 consecutive business days (November 29, 2023 to January 11, 2024), the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of the Company’s common stock and the common stock continued to trade on Nasdaq under the symbol “RELI.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until July 10, 2024, to regain compliance with Nasdaq Listing Rule 5550(a) (2).

On July 16, 2024 Nasdaq’s Listing Qualifications Department notified the Company that it had regained compliance with Nasdaq Listing Rule 5550(a)(2).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table displays the unregistered sales of equity securities and use of proceeds.

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury) and all under Section 4(a)(2) of the Securities Act of 1933	Number of Securities Issued (or cancelled) (1)	Class of Securities	Value of Securities issued ($/per share) at Issuance	Were the Securities issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Securities were issued to (entities must have individual with voting / investment control disclosed).	Reason for Securities issuance (e.g. for cash or debt conversion) OR Nature of Services Provided (if applicable)	Restricted or Unrestricted as of this filing?	Exemption or Registration Type?
4/25/2024	New	30,029	Common	5.91	No	Julie A. Blockey	Acquisition	Restricted	4	(a)(2)
5/21/2024	New	17,825	Common	5.61	No	Outside The Box Capital Inc.	Services	Restricted	4	(a)(2)

(1) Gives effect to a 1:17 reverse stock split effective as of July 1, 2024

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended June 30, 2024, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1	Reliance Global Group, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on April 18, 2024).

10.2	Stock Exchange Agreement by and among Reliance Global Group, Inc., Jonathan S. Spetner, Michelle Spetner and Spetner Associates, Inc. dated May 14, 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2024).

10.3	Certificate of Amendment to the registrant’s Amended and Restated Articles of Incorporation, as amended, dated June 26, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reliance Global Group, Inc.

Date: July 25, 2024	By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer
(principal executive officer)

Date: July 25, 2024	By:	/s/ Joel Markovits
Joel Markovits
Chief Financial Officer
(principal financial officer and principal accounting officer)

