Form 10-Q
period 2024-09-30
Reliance Global Group, Inc.
filed 2024-11-07
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐ No ☒

At November 7, 2024, the registrant had 1,712,573 shares of common stock, par value $0.086 per share, outstanding.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$925,270	$1,329,016
Restricted cash	1,428,422	1,409,895
Accounts receivable	1,108,173	1,298,863
Accounts receivable, related parties	8,242	6,604
Other receivables	5,949	899
Prepaid expense and other current assets	358,881	333,756
Total current assets	3,834,937	4,379,033
Property and equipment, net	136,482	139,999
Right-of-use assets, operating leases	976,206	739,830
Intangibles, net	5,757,251	11,042,757
Goodwill	6,693,099	6,693,099
Other non-current assets	21,792	20,292
Total assets	$17,419,767	$23,015,010

Current liabilities:
Accounts payable and other accrued liabilities	$1,025,137	$835,481
Short term financing agreements	106,715	56,197
Current portion of loans payables, related parties	472,960	454,953
Other payables	15,014	7,414
Current portion of long-term debt	1,532,640	1,390,766
Current portion of leases payable, operating leases	251,103	285,171
Earn-out liability, current portion	-	159,867
Total current liabilities	3,403,569	3,189,849

Loans payable, related parties, less current portion	543,403	897,530
Long term debt, less current portion	9,887,894	11,026,971
Leases payable, less current portion, operating leases	763,975	484,337
Warrant liabilities	326	268,993
Total liabilities	14,599,167	15,867,680
Stockholders’ equity
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.086 par value; 117,647,059 shares authorized and 1,452,249 and 280,117 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	124,893	24,089
Additional paid-in capital	49,371,043	46,125,206
Accumulated deficit	(46,675,336)	(39,001,965)
Total stockholders’ equity	2,820,600	7,147,330
Total liabilities and stockholders’ equity	$17,419,767	$23,015,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Commission income	$3,441,458	$3,275,583	$10,757,238	$10,410,591
Total revenue	3,441,458	3,275,583	10,757,238	10,410,591

Operating expenses
Commission expense	902,246	796,001	3,065,152	2,708,746
Salaries and wages	1,707,737	1,803,698	5,494,551	5,330,813
General and administrative expenses	821,510	1,068,778	3,188,033	3,031,596
Marketing and advertising expenses	100,183	117,752	304,209	364,184
Change in estimated acquisition earn-out payables	-	271,569	47,761	1,291,494
Depreciation and amortization	421,759	652,839	1,425,700	1,962,066
Asset impairments	-	-	3,922,110	-
Total operating expenses	3,953,435	4,710,637	17,447,516	14,688,899

Loss from operations	(511,977)	(1,435,054)	(6,690,278)	(4,278,308)

Other income (expense)
Interest expense	(356,320)	(386,562)	(1,091,966)	(1,126,281)
Interest (expense) related parties	(34,802)	(32,475)	(112,936)	(125,104)
Other income (expense), net	65,785	(310)	65,807	3,650
Recognition and change in fair value of warrant liabilities	-	1,715,397	156,000	4,389,120
Total other (expense) income	(325,337)	1,296,050	(983,095)	3,141,385

Loss from continuing operations before tax	(837,314)	(139,004)	$(7,673,373)	(1,136,923)
Loss from discontinued operations before tax	-	-	-	(1,845,904)
Net loss	$(837,314)	$(139,004)	$(7,673,373)	$(2,982,827)

Basic loss per share
Continuing operations	$(0.67)	$(0.78)	$(10.56)	$(7.93)
Discontinued operations	$-	$-	$-	$(12.88)
Basic loss per share	$(0.67)	$(0.78)	$(10.56)	$(20.81)

Diluted loss per share
Continuing operations	$(0.67)	$(0.78)	$(10.56)	$(7.93)
Discontinued operations	$-	$-	$-	$(12.88)
Diluted loss per share	$(0.67)	$(0.78)	$(10.56)	$(20.81)

Weighted average number of shares outstanding - Basic	1,252,799	177,733	726,347	143,295
Weighted average number of shares outstanding - Diluted	1,252,799	177,733	726,347	143,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2023 (Audited)	280,117	$24,089	$46,125,206	$(39,001,965)	$7,147,330

Common share payments for earn-outs	-	-	17,628	-	17,628

Common shares issued for ATM share sales	11,036	949	123,699	-	124,648

Common shares issued for abeyance share conversions	42,545	3,659	(3,659)	-	-

Common share-based compensation	1,149	99	18,466	-	18,565

Net loss	-	-	-	(5,346,663)	(5,346,663)

Balance, March 31, 2024	334,847	$28,796	$46,281,340	$(44,348,628)	$1,961,508

Common share payments for earn-outs	30,029	2,582	(2,582)	-	-

Common shares issued for ATM share sales	302,677	26,032	1,917,664	-	1,943,696

Common shares issued for abeyance share conversions	59,471	5,115	(5,115)	-	-

Common shares issued for Series B warrants	39,569	3,403	109,263	-	112,666

Common shares issued for Series G warrants	192,236	16,532	(16,532)	-	-

Common share-based compensation	60,373	5,192	240,574	-	245,766

Common shares issued for services	17,825	1,533	113,467	-	115,000

Net loss	-	-	-	(1,489,395)	(1,489,395)

Balance, June 30, 2024	1,037,027	$89,184	$48,638,079	$(45,838,022)	$2,889,241

Common shares issued for ATM share sales	247,418	21,278	734,605	-	755,883

Common share-based compensation	57,454	4,941	7,849	-	12,790

Common shares issued for reverse stock split round up	110,350	9,490	(9,490)	-	-

Net loss	-	-	-	(837,314)	(837,314)

Balance, September 30, 2024	1,452,249	$124,893	$49,371,043	$(46,675,336)	$2,820,600

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022 (Audited)	71,740	$6,170	$35,896,852	$(26,991,983)	$8,911,039

Common share payments for earn-outs	6,433	553	981,925	-	982,478

Common share payments for related party convertible debt	3,926	338	644,662	-	645,000

Common shares issued for reverse stock split round up	902	77	(4,723)	-	(4,646)

Common shares issued in 2023 private placement	9,120	784	3,445,700	-	3,446,484

Common share-based compensation	-	-	43,797	-	43,797

Net loss	-	-	-	(1,788,538)	(1,788,538)

Balance, March 31, 2023	92,121	$7,922	$41,008,213	$(28,780,521)	$12,235,614

Common shares issued for services	6,621	570	377,425	-	377,995

Common share payments for earn-outs	20,721	1,782	1,431,918	-	1,433,700

Common shares issued for vested stock awards	1,307	112	(112)	-	-

Common share-based compensation	-	-	35,367	-	35,367

Net loss	-	-	-	(1,055,287)	(1,055,287)

Balance, June 30, 2023	120,770	$10,387	$42,852,810	$(29,835,808)	$13,027,389

Common share payments for earn-outs	10,271	883	477,489	-	478,372

Common shares issued for vested stock awards	177	15	3,754	-	3,769

Share-based compensation	-	-	27,779	-	27,779

Common shares issued for services	24	2	998	-	1,000

Series B warrant exercise	4,310	371	463,279	-	463,650

Net loss	-	-	-	(139,004)	(139,004)

Balance, September 30, 2023	135,552	$11,657	$43,826,110	$(29,974,812)	$13,862,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,673,373)	$(2,982,827)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,425,700	1,962,066
Asset impairments	3,922,110	-
Amortization of debt issuance costs and accretion of debt discount	29,974	35,163
Non-cash lease expense (income)	9,194	(4,192)
Equity based compensation expense	277,121	106,943
Equity based payments to service providers	274,477	289,995
Recognition and change in fair value of warrant liability	(156,000)	(4,389,120)
Earn-out fair value and write-off adjustments	47,761	1,291,494
Change in operating assets and liabilities:
Accounts receivable	190,690	(196,459)
Accounts receivable, related parties	(1,638)	(2,786)
Other receivables	(5,050)	10,651
Prepaid expense and other current assets	(184,602)	34,136
Other non-current assets	(1,500)	-
Accounts payable and other accrued liabilities	189,655	48,403
Other payables	7,600	(37,012)
Net cash used in continuing operating activities	(1,647,881)	(3,833,545)

Net cash adjustments for discontinued operating activities	-	3,816,238

Total net cash used in continuing and discontinued operating activities	(1,647,881)	(17,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in NSURE	-	900,000
Purchase of property and equipment	(19,043)	(21,206)
Purchase of intangibles	(39,744)	(160,211)
Net cash (used in) provided by investing activities	(58,787)	718,583

Total net cash (used in) provided by investing activities	(58,787)	718,583

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(1,027,177)	(763,840)
Proceeds from short term financings	199,948	-
Principal repayments of short term financings	(149,430)	(21,923)
Payments of loans payable, related parties	(526,119)	(954,439)
Payments of earn-out liabilities	-	(419,225)
Payments of convertible debt, related parties	-	(693,145)
Proceeds from common shares issued through an at the market offering	2,824,227	-
Private Placement of shares and warrants	-	3,446,484
Net cash provided by continuing financing activities	$1,321,449	$593,912

Net cash used in discontinued financing activities	-	(17,700)

Total net cash provided by continuing and discontinued financing activities	1,321,449	576,212

Net (decrease) increase in cash and restricted cash	(385,219)	1,277,488
Cash and restricted cash at beginning of year	2,738,911	1,909,769
Cash and restricted cash at end of year	$2,353,692	$3,187,257

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), as the same may be amended from time to time. Capitalized terms not defined in this Quarterly Report on Form 10-Q refer to capitalized terms as defined in the Form 10-K. Certain prior period accounts and balances in these unaudited condensed consolidated financial statements and notes thereto may have been reclassified to conform to the current period’s presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

As of September 30, 2024, the Company’s reported cash and restricted cash aggregated balance was approximately $2,354,000, current assets were approximately $3,835,000, and current liabilities were approximately $3,404,000. As of September 30, 2024, the Company had working capital of approximately $431,000 and stockholders’ equity of approximately $2,821,000. For the nine months ended September 30, 2024, the Company had a loss from operations of approximately $6,690,000 and net loss of approximately $7,673,000, which include a non-cash asset impairment loss of approximately $3,922,000. During the first quarter of 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with EF Hutton LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through the Agent, shares of its common stock having an approximate aggregate remaining offering price of up to $902,000 as of the date of filing of this Quarterly Report on Form 10-Q.

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

Cash and Restricted Cash

Cash and restricted cash (restricted for debt service coverage) reported on our condensed consolidated balance sheets are reconciled to the total shown on our condensed consolidated statements of cash flows as follows:

	September 30, 2024	September 30, 2023
Cash	$925,270	$1,777,348
Restricted cash	1,428,422	1,409,909
Total cash and restricted cash	$2,353,692	$3,187,257

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

Warrant Liabilities: The Company re-measures fair value of its material Level 3 warrant liabilities at the balance sheet date, or at interim dates as applicable for warrant exercise transactions that may have occurred, using a binomial option pricing model which includes, amongst others, significant unobservable inputs such as, stock price, volatility, term, dividend yield and risk free rate.

The following reconciles fair value of the liability classified warrants:

	Series B Warrant Liabilities	Placement Agent Warrants	Total
Beginning balance, December 31, 2023	$268,667	$326	$268,993
Unrealized gain	(95,333)	-	(95,333)
Warrants exercised or exchanged	-	-	-
Ending balance, March 31, 2024	$173,334	$326	$173,660
Unrealized gain	(60,667)	-	(60,667)
Warrants exercised or exchanged	(112,667)	-	(112,667)
Ending balance, September 30, 2024	$-	$326	$326

Earn-out liabilities: The Company utilizes two valuation methods to value its material Level 3 earn-out liabilities, (a) the income valuation approach, and (b) the Monte Carlo simulation method. Key valuation and unobservable inputs for the income valuation approach include contingent payment arrangement terms, projected revenues and cash flows, rates of return, discount rates and probability assessments. The Monte Carlo simulation method, includes key valuation and unobservable inputs such as, but not limited to, WACC, Volatility, Credit spread, discount rates and stock price.

The following table reconciles fair value of earn-out liabilities for the periods ended September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Beginning balance – January 1	$159,867	$2,709,478

Acquisitions and settlements	-	(3,260,403)

Period adjustments:
Fair value changes included in earnings*	47,761	1,716,873
Earn-out payable in common shares	(17,628)	(159,867)
Earn-outs paid or transferred to loans payable, related parties	(190,000)	(846,214)
Ending balance	-	159,867
Less: Current portion	-	(159,867)
Ending balance, less current portion	$-	$-

*	Recorded in the change in estimated acquisition earn-out payables caption on the condensed consolidated statements of operations.

Revenue Recognition

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Nine Months Ended September 30, 2024	Medical	Life	Property and Casualty	Total

Three months ended September 30, 2024	$2,422,523	$46,808	$972,127	$3,441,458
Three months ended September 30, 2023	2,557,939	30,254	687,390	3,275,583
Nine months ended September 30, 2024	8,095,631	141,811	2,519,145	10,757,238
Nine months ended September 30, 2023	8,376,964	135,857	1,897,770	10,410,591

The following are customers representing 10% or more of total revenue:

	Three Months Ended September 30,
Insurance Carrier	2024	2023
Priority Health	29%	44%
BlueCross BlueShield	17%	21%

	Nine Months Ended September 30,
Insurance Carrier	2024	2023
Priority Health	33%	37%
BlueCross BlueShield	13%	14%

No other single customer accounted for more than 10% of the Company’s commission revenues during the three and nine months ended September 30, 2024 and 2023. The loss of any significant customer could have a material adverse effect on the Company.

Income Taxes

The Company recorded no income tax expense for the three and nine months ended September 30, 2024 and 2023 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2024 and December 31, 2023, the Company provided a full valuation allowance against its net deferred tax assets, since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Recently Issued Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements not already disclosed in the Form 10-K.

NOTE 2. INTANGIBLE ASSETS

During the quarter ended March 31, 2024, certain intangible assets stemming from discontinued operations which were originally transferred to the Company’s operating entity, were determined to have carrying values exceeding fair value, and thus were considered impaired. These intangible assets consisted of customer relationships, and internally developed and purchased software, with respective net of accumulated amortization asset values of $3,802,438, $65,411, and $54,261. The write-offs resulted in a total asset impairment charge of $3,922,110, recorded in the asset impairment account on the unaudited condensed consolidated statements of operations for the nine-month period ended September 30, 2024.

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of September 30, 2024:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	2.1	$1,808,087	$(1,548,838)	$259,249
Internally developed software	2.5	1,715,896	(860,348)	855,548
Customer relationships	6.0	7,372,290	(2,996,939)	4,375,351
Purchased software	1.7	564,396	(563,246)	1,150
Non-competition agreements	1.6	3,504,810	(3,238,857)	265,953
		$14,965,479	$(9,208,228)	$5,757,251

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2023:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	1.5	$1,807,189	$(1,320,939)	$486,250
Internally developed software	3.2	1,798,922	(650,029)	1,148,893
Customer relationships	8.0	11,922,290	(3,193,629)	8,728,661
Purchased software	0.3	667,206	(618,418)	48,788
Video production assets	-	50,000	(50,000)	-
Non-competition agreements	0.9	3,504,810	(2,874,645)	630,165
		$19,750,417	$(8,707,660)	$11,042,757

The following table reflects expected amortization expense as of September 30, 2024, for each of the following five years and thereafter:

Years Ending December 31,	Amortization Expense
2024 (remaining three months)	$351,688
2025	1,400,808
2026	1,151,983
2027	811,463
2028	720,969
Thereafter	1,320,340
Total	$5,757,251

NOTE 3. LONG-TERM DEBT AND SHORT-TERM FINANCINGS

Long-Term Debt

The composition of long-term debt, collateralized by certain commission revenues, is as follows:

	September 30, 2024	December 31, 2023

Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, variable interest of prime rate plus 2.5%, maturing August 2028, net of deferred financing costs of $8,505 and $10,069 as of September 30, 2024 and December 31, 2023, respectively	$322,789	$369,602
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, variable interest of prime rate plus 1.5%, maturing December 2028, net of deferred financing costs of $10,612 and $12,525 as of September 30, 2024, and December 31, 2023, respectively	532,965	604,830
Oak Street Funding LLC Term Loan for the acquisition of SWMN, variable interest of prime rate plus 2.0%, maturing April 2029, net of deferred financing costs of $6,628 and $7,733 as of September 30, 2024 and December 31, 2023, respectively	620,498	695,758
Oak Street Funding LLC Term Loan for the acquisition of FIS, variable interest of prime rate plus 2.0%, maturing May 2029, net of deferred financing costs of $26,663 and $31,026 as of September 30, 2024 and December 31, 2023, respectively	1,572,604	1,758,558
Oak Street Funding LLC Term Loan for the acquisition of ABC, variable interest of prime rate plus 2.0%, maturing September 2029, net of deferred financing costs of $30,789 and $35,649 as of September 30, 2024 and December 31, 2023, respectively	2,615,859	2,899,409
Oak Street Funding LLC Term Loan for the acquisition of Barra, variable interest of prime rate plus 2.5%, maturing May 2032, net of deferred financing costs of $160,693 and $176,762 as of September 30, 2024 and December 31, 2023, respectively	5,755,819	6,089,580
	11,420,534	12,417,737
Less: current portion	(1,532,640)	(1,390,766)
Long-term debt	$9,887,894	$11,026,971

Years Ending December 31,	Maturities of Long-Term Debt
2024 (remaining three months)	$369,292
2025	1,572,339
2026	1,742,193
2027	1,930,413
2028	2,101,757
Thereafter	3,948,430
Total	11,664,424
Less: debt issuance costs	(243,890)
Total	$11,420,534

Short-Term Financings

The Company has various short-term notes payable for financed items such as insurance premiums. These are normally paid in equal installments over a period of twelve months or less and carry interest rates of 7.5% and 11.95% per annum. As of September 30, 2024, and December 31, 2023, balances outstanding on short-term financings were $106,715 and $56,197, respectively.

NOTE 4. WARRANT LIABILITIES

Series B Warrants and PAW’s

On June 18, 2024, the holder of the remaining Series B Warrants exercised all their remaining 50,980 warrants via cashless exercises, thereby acquiring 39,569 shares of Common stock. The Series B Warrants effective exercise price per share as of the date of the exercises was $3.91.

For the three and nine months ended September 30, 2024, net fair value gains and losses recognized for the Series B Warrants and PAW’s, were gains of $0 and $156,000, respectively, whereas for the three and nine months ended September 30, 2023, net fair value gains and losses recognized were gains of $1,715,397 and $4,389,120 respectively, presented in the recognition and change in fair value of warrant liabilities account in the unaudited consolidated statements of operations.

As of September 30, 2024, there were 0 and 959 Series B Warrants and PAW’s outstanding respectively, with respective fair values of $0 and $326, presented in the warrant liability account on the condensed consolidated balance sheets. As of December 31, 2023, there were 866,667 and 16,303 Series B Warrants and PAW’s outstanding, with respective fair values of $268,667 and $326, presented in the warrant liability account on the unaudited condensed consolidated balance sheets.

NOTE 5. EQUITY

Common Stock

The Company is authorized to issue 117,647,059 shares of common stock, $0.086 par value (the “Common Stock”). Each share of issued and outstanding common stock entitles the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the Company upon liquidation or dissolution.

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

During the third quarter of 2024, the Company issued 247,418 shares through its ATM program and 57,454 shares for equity-based compensation.

As of September 30, 2024, and December 31, 2023, there were 1,452,249 and 280,117 shares of common stock outstanding, respectively.

Abeyance Shares

During the nine months ended September 30, 2024, upon request from an institutional investor, the Company converted 102,016 abeyance shares into common stock, thereby issuing 102,016 common shares, resulting in no further outstanding abeyance shares as of September 30, 2024.

Series G Warrants

Pursuant to the terms of the Series G Warrants, during the nine months ended September 30, 2024, the Series G Warrant exercise price reset from $11.16 per share to $3.96 per share, as a result of sales of our common stock pursuant to the ATM Agreement. On June 18, 2024, the holder of the Series G Warrants exercised all of its 247,678 warrants, via cashless exercises, thereby acquiring 192,236 shares of the Company’s common stock, which resulted in no remaining Series G Warrants outstanding as of September 30, 2024.

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

During the nine months ended September 30, 2024, the Company sold and issued respectively, 658,088 and 561,131 shares of common stock under the ATM Agreement, at an average price of $4.57, receiving proceeds, net of $176,509 in agent commissions and legal and other fees, of $2,824,227.

Subsequent to the third quarter of 2024, the Company sold an additional 16,256 shares of Common Stock under the ATM Agreement, receiving proceeds, net of $1,493 agent commissions and fees of $34,877, resulting in net remaining ATM Capacity of $902,000 as of November 7, 2024.

Equity-based Compensation

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2024, and 2023 was $12,790 and $27,779, respectively. Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024, and 2023 was $277,121 and $106,943, respectively.

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

The following calculates basic and diluted EPS from continuing operations:

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
Loss from continuing operations	$(837,314)	$(139,004)
Net loss continuing operations, numerator, basic computation	(837,314)	$(139,004)
Recognition and change in fair value of warrant liabilities	-	-
Net loss from continuing operations, numerator, diluted computation	$(837,314)	$(139,004)

Weighted average common shares, basic	1,252,799	177,733
Effect of Series B Warrants	-	-
Weighted average common shares, dilutive	1,252,799	177,733
Loss per common share – basic	$(0.67)	$(0.78)
Loss per common share – diluted	$(0.67)	$(0.78)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Loss from continuing operations	$(7,673,373)	$(1,136,922)
Net Loss continuing operations, numerator, basic computation	(7,673,373)	$(1,136,922)
Recognition and change in fair value of warrant liabilities	-	-
Net loss from continuing operations, numerator, diluted computation	$(7,673,373)	$(1,136,922)

Weighted average common shares, basic	726,347	143,295
Effect of Series B Warrants	-	-
Weighted average common shares, dilutive	726,347	143,295
Loss per common share – basic	$(10.56)	$(7.93)
Loss per common share – diluted	$(10.56)	$(7.93)

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	For the Three and Nine Months Ended
	September 30, 2024	September 30, 2023
Shares subject to outstanding common stock options	50	606
Shares subject to outstanding Series A warrants	6,647	6,647
Shares subject to outstanding Series B warrants	-	69,586
Shares subject to outstanding Series E warrants	-	52,211
Shares subject to outstanding PAW’s	959	-
Shares subject to outstanding Series F warrants	-	123,839
Shares subject to PA Warrants	3,096	3,096
Shares subject to unvested stock awards	52	339

NOTE 7. LEASES

Operating lease expense for the three months ended September 30, 2024, and 2023 was $105,415 and $123,508, respectively. Operating lease expense for the nine months ended September 30, 2024, and 2023 was $312,444 and $362,804, respectively. As of September 30, 2024, the weighted average remaining lease term and weighted average discount rate for the operating leases were 4.90 years and 8.47%, respectively.

Future minimum lease payments under these operating leases consisted of the following:

Fiscal year ending December 31,	Operating Lease Obligations
2024 (remaining three months)	$321,450
2025	250,259
2026	228,209
2027	181,305
2028	111,185
Thereafter	159,715
Total undiscounted operating lease payments	1,252,123
Less: Imputed interest	237,045
Present value of operating lease liabilities	$1,015,078

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly no legal contingencies are accrued as of September 30, 2024, and December 31, 2023. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time has been subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Earn-out liabilities

The Company, Southwestern Montana Insurance Center, LLC, a Montana limited liability company (the “Subsidiary”), Southwestern Montana Financial Center, Inc., a Montana corporation (the “Seller”), and Julie A. Blockey (the “Holder”, and collectively with the Company, Subsidiary, and Seller, the “Parties”) entered into a purchase agreement on or around April 1, 2019 (the “Purchase Agreement”), whereby the Company purchased the business and certain assets noted within the Purchase Agreement. On September 29, 2023, the Parties entered into a first amendment to the Purchase Agreement (the “First Amendment”). Pursuant to the First Amendment, the Parties agreed to a total remaining earn-out related balance of $500,000 owed under the Purchase Agreement. In satisfaction of such remaining balance, the Company agreed to issue 10,272 shares of the Company’s restricted common stock, par value $0.086 per share (the “Common Stock”), to the Holder. The First Amendment also stated that if the Nasdaq official closing price of the Common Stock is less than $41.31 on March 29, 2024 (the “Calculation Date”), then a determination of the Make-Up Amount (as defined herein) will be made. The “Make-Up Amount” means $425,000 minus the Blockey Shares Value (10,272 multiplied by the Nasdaq official closing price of the Common Stock on the Calculation Date). The First Amendment further stated that the Company shall pay the Make-Up Amount with a combination of cash and Company shares. Accordingly, on the Calculation Date, a total Make-Up Amount of $367,496 was determined, and as agreed upon by the Parties, was paid, $190,000 in cash, and the remaining balance via the issuance of 30,029 share of Common Stock.

The following outlines changes to the Company’s earn-out liability balances for the respective periods ended September 30, 2024 and December 31, 2023:

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2023	$-	$159,867	$-	$-	$-	$159,867
Reclassification to loans payable, related parties*	-	(190,000)	-	-	-	(190,000)
Estimates and fair value adjustments	-	47,761	-	-	-	47,761
Payable in common stock	-	(17,628)	-	-	-	(17,628)
Ending balance September 30, 2024	$-	$-	$-	$-	$-	$-

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2022	$667,000	$500,001	$834,943	$147,534	$560,000	$2,709,478
Payments	(1,433,700)	(750,001)	(929,168)	(147,534)	-	(3,260,403)
Estimates and fair value adjustments	1,612,914	569,734	94,225	-	(560,000)	1,716,873
Payable in common stock	-	(159,867)	-	-	-	(159,867)
Reclassification to loans payable, related parties*	(846,214)	-	-	-	-	(846,214)
Ending balance December 31, 2023	$-	$159,867	$-	$-	$-	$159,867

*	The Company modified certain contingent earn-out payables by entering into fixed payment arrangements. Thus, remaining open balances, as applicable, are reclassified to the loans payable, related parties account on the consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively.

Definitive Acquisition Agreements

On May 14, 2024, and as amended on September 6, 2024, the Company entered into a Stock Exchange Agreement (the “Stock Exchange Agreement”) to acquire Spetner Associates (“Spetner”). Pursuant to the Stock Exchange Agreement, the Company agreed to: (i) acquire 80% of the issued and outstanding shares of common stock, par value $1.00 per share, of Spetner (the “Spetner Common Stock”) for $13,714,286 (which amount was to be paid as $5,500,000 in cash, the issuance of certain shares of the Company’s Common Stock, and the Company’s issuance of certain promissory notes); and (ii) have the sole option to acquire the remaining 20% of Spetner common stock for a predetermined amount based on a multiple of EBITDA.

On October 29, 2024, the Company entered into Amendment No. 1 (the “Amendment”) to the Stock Exchange Agreement. Pursuant to the Amendment, the Company issued to the sellers of Spetner, 140,064 shares of Common Stock, as a non-refundable deposit and a prepayment of a portion of the First Purchase Price (as defined in the Stock Exchange Agreement), in the approximate amount of $329,431.

NOTE 9. RELATED PARTY TRANSACTIONS

The following table summarizes the loans payable, related parties current and non-current accounts, as of the periods ended September 30, 2024 and December 31, 2023, and the interest expense related parties account for the three and nine-month periods ended September 30, 2024 and September 30, 2023, as presented on the condensed consolidated balance sheets and condensed consolidated statements of operations, respectively:

	Related Parties Payable				Interest Expense, Related Parties
	Current Portion		Long Term Portion		for the Three Months Ended		for the Nine Months Ended
Related Party	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Payables to Employees	$3,112	$25,708	$-	$-	$1,152	$6,085	$3,458	$9,544
Deferred Purchase Price Liability	267,169	233,504	40,413	247,055	14,855	26,390	52,022	115,560
Purchase Agreement Liability	202,679	195,741	502,990	650,475	18,795	-	57,455	-
Total	$472,960	$454,953	$543,403	$897,530	34,802	$32,475	$112,935	$125,104

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

As part of our growth and acquisition strategy, we continue to survey the current insurance market for value-add acquisition opportunities. As of September 30, 2024, we had acquired nine insurance agencies.

Over the next 12 months, we plan to focus on the expansion and growth of our business through continued asset acquisitions in insurance markets and organic growth of our current insurance operations through geographic expansion and market share growth. To that end, on May 14, 2024, the Company entered into a Stock Exchange Agreement (the “Stock Exchange Agreement”) to acquire Spetner Associates (“Spetner”), a well-established benefits enrollment company that, through its BenManage benefits enrollment company, is a leading provider of voluntary benefits to over 75,000 employees throughout the United States. Pursuant to the Stock Exchange Agreement, the Company agreed to: (i) acquire 80% of Spetner’s issued and outstanding shares of common stock, par value $1.00 per share (the “Spetner Common Stock”) for $13,714,286 (which amount was to be paid as $5,500,000 in cash, the issuance of certain shares of the Company’s common stock, and the Company’s issuance of a promissory note); and (ii) have the sole option to acquire the remaining 20% of the Spetner Common Stock for a predetermined amount based on a multiple of EBITDA

Further, we launched our 5MinuteInsure.com (“5MI”) Insurtech platform during 2021, which expanded our national footprint. 5MI is a high-tech proprietary tool developed by us as a business to consumer portal which enables consumers to instantly compare quotes from multiple carriers and purchase their car and home insurance in a time efficient and effective manner. 5MI taps into the growing number of online shoppers and utilizes advanced artificial intelligence and data mining techniques, to provide competitive insurance quotes in around 5 minutes with minimal data input needed from the consumer. The platform currently operates in 46 states offering coverage with up to 30 highly rated insurance carriers.

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

Business Operations

We’ve adopted a “OneFirm” strategy, pursuant to which Company owned and operated agencies come together to operate as one cohesive unit, which allows for efficient and effective cross-selling, cross-collaboration, and the effective deployment of the Company’s human capital. This strategy also aims to enhance the Company’s overall market presence across the U.S., with all business lines operating under the RELI Exchange brand. It’s expected to benefit agents and clients by improving relationships with carriers, leading to better commission and bonus contracts due to higher business volumes. The approach also strengthens the capability of RELI Exchange agency partners in securing diverse insurance policies and fosters increased cross-selling opportunities. This unified strategy positions the Company for rapid scaling and integration of accretive acquisitions, expanding its industry reach.

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

Financial Instruments

During the nine months ended September 30, 2024, the Company’s financial instruments consisted of derivative warrants. These were accounted for at fair value as of inception/issuance date, and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, (non-cash) gain or loss. As of June 18, 2024, the majority of the derivative warrants were exercised and as of September 30, 2024 only a nominal immaterial amount remain outstanding.

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

Insurance Acquisitions and Strategic Activities

As of September 30, 2024, we have acquired multiple insurance brokerages (see table below). As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry. In furtherance of this strategy, on May 14, 2024, the Company entered into a Stock Exchange Agreement to acquire Spetner Associates (“Spetner”) for cash, stock and issuance of a promissory note. Spetner is a well-established benefits enrollment company that, through its BenManage benefits enrollment company, is a leading provider of voluntary benefits to over 75,000 employees throughout the United States. Completion of the transaction is subject to standard and stipulated closing.

Acquired	Reliance 100% Controlled Entity	Date	Location	Line of Business

U.S. Benefits Alliance, LLC (USBA)	US Benefits Alliance, LLC	October 24, 2018	Michigan	Health Insurance

Employee Benefit Solutions, LLC (EBS)	Employee Benefits Solutions, LLC	October 24, 2018	Michigan	Health Insurance

Commercial Solutions of Insurance Agency, LLC (CCS or Commercial Solutions)	Commercial Coverage Solutions LLC	December 1, 2018	New Jersey	P&C – Trucking Industry

Southwestern Montana Insurance Center, Inc. (Southwestern Montana or Montana)	Southwestern Montana Insurance Center, LLC	April 1, 2019	Montana	Group Health Insurance

Fortman Insurance Agency, LLC (Fortman or Fortman Insurance)	Fortman Insurance Solutions, LLC	May 1, 2019	Ohio	P&C and Health Insurance

Altruis Benefits Consultants, Inc. (Altruis)	Altruis Benefits Corporation	September 1, 2019	Michigan	Health Insurance

UIS Agency, LLC (UIS)	UIS Agency, LLC	August 17, 2020	New York	P&C – Trucking Industry

J.P. Kush and Associates, Inc. (Kush)	Kush Benefit Solutions, LLC	May 1, 2021	Michigan	Health Insurance

Barra & Associates, LLC	RELI Exchange, LLC	April 26, 2022	Illinois	P&C and Health Insurance

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

We exclude the following items when calculating AEBITDA, and the following items define our non-GAAP financial measure AEBITDA:

●	Interest and related party interest expense: Unrelated to core Company operations and excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Depreciation and amortization: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Goodwill and/or asset impairments: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Equity-based compensation: Non-cash compensation provided to employees and service providers, excluded to provide more meaningful supplemental information regarding the Company’s core cash impacted operational performance.
●	Change in estimated acquisition earn-out payables: An earn-out liability is a liability to the seller upon an acquisition which is contingent on future earnings. These liabilities are valued at each reporting period and the changes are reported as either a gain or loss in the change in estimated acquisition earn-out payables account in the consolidated statements of operations. The gain or loss is non-cash, can be highly volatile and overall is not deemed relevant to ongoing operations, thus, it’s excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Recognition and change in fair value of warrant liabilities: This account includes changes to derivative warrant liabilities which are valued at each reporting period and could result in either a gain or loss. The period changes do not impact cash, can be highly volatile, and are unrelated to ongoing operations, and thus are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Other income (expense), net: Includes non-routine income or expenses and other individually de minimis items and is thus excluded as unrelated to core operations of the company.
●	Transactional costs: This includes expenses related to mergers, acquisitions, financings and refinancings, and amendments or modification to indebtedness. These costs are unrelated to primary Company operations and are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Non-recuring costs: This account includes non-recurring non-operational items, related to costs incurred for a legal suit the Company has filed against one of the third parties involved in the discontinued operations and was excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Loss from discontinued operations before tax: This account includes the net results from discontinued operations, and since discontinued, are unrelated to the Company’s ongoing operations and thus excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.

Refer to the reconciliation of net (loss) income to AEBITDA, illustrated below in tabular format.

Results of Operations

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS ANALYTICS

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

	September 30, 2024	September 30, 2023	Value Fluctuation	Percent Fluctuation	Explanations
Commission Income	$3,441,458	$3,275,583	$165,875	5%	Increased commission income primarily driven by sustained organic growth.

Commission Expense (“CE”)	902,246	796,001	106,245	13%	Increased CE correlated to growth in revenues.
Salaries and wages (“S&W”)	1,707,737	1,803,698	(95,961)	-5%	Decreased S&W’s per OneFirm efficiencies and overall leaner operations.
General and administrative expenses (“G&A”)	821,510	1,068,778	(247,268)	-23%	Decreased G&A driven by OneFirm efficiencies and overall leaner operations.
Marketing and advertising expenses (“M&A”)	100,183	117,752	(17,569)	-15%	M&A decrease consistent with Company’s current marketing strategy.
Change in estimated acquisition earn-out payables	-	271,569	(271,569)	-100%	Decrease pursuant to the settlement of all earn-out payables.
Depreciation and amortization (“D&A”)	421,759	652,839	(231,080)	-35%	Decrease due to impaired intangible assets no longer incurring D&A.
Total operating expenses	3,953,435	4,710,637	(757,202)	-16%
			-
Loss from operations	(511,977)	(1,435,054)	923,077	-64%
			-
Other income (expense)			-
Interest expense	(356,320)	(386,562)	30,242	-8%	Decrease per periodic paydowns on loan balances
Interest related parties	(34,802)	(32,475)	(2,327)	7%	Increase per additions to related party payables.
Other income (expense), net	65,785	(310)	66,095	-21,321%	Increased other income relates primarily to certain non-recurring sales of accounts.
Recognition and change in fair value of warrant liabilities	-	1,715,397	(1,715,397)	-100%	Fluctuation per fair value changes in derivative warrant liabilities and warrants exercised.
Total other (expense) income	(325,337)	1,296,050	(1,621,387)	-125%

Net income (loss)	$(837,314)	$(139,004)	(698,310)	502%

Non-GAAP Measure
AEBITDA	$42,508	(200,602)	243,111	121%

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS ANALYTICS

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

	September 30, 2024	September 30, 2023	Value Fluctuation	Percent Fluctuation	Explanations
Commission Income	$10,757,238	$10,410,591	$346,647	3%	Increased commission income primarily driven by sustained organic growth.

Commission Expense	3,065,152	2,708,746	356,406	13%	Increased CE correlated to growth in revenues.
Salaries and wages	5,494,551	5,330,813	163,738	3%	Increased S&W primarily impacted by equity-based pay.
General and administrative expenses	3,188,033	3,031,596	156,437	5%	Increased G&A driven by higher acquisition & legal costs related to M&A activity and regulatory filings.
Marketing and advertising expenses	304,209	364,184	(59,975)	-16%	M&A decrease consistent with Company’s current marketing strategy
Change in estimated acquisition earn-out payables	47,761	1,291,494	(1,243,733)	-96%	Decrease pursuant to the settlement of the majority of earn-out payables.
Depreciation and amortization	1,425,700	1,962,066	(536,366)	-27%	Decrease due to impaired intangible assets no longer incurring D&A.
Asset impairment	3,922,110	-	3,922,110	100%	Increase due to impairment of certain intangible assets.

Total operating expenses	17,447,516	14,688,899	2,758,617	19%
			-
Loss from operations	(6,690,278)	(4,278,308)	(2,411,970)	56%
			-
Other income (expense)			-
Interest expense	(1,091,966)	(1,126,281)	34,315	-3%	Decrease per periodic paydowns on loan balances
Interest related parties	(112,936)	(125,104)	12,168	-10%	Decrease per periodic paydowns on loan balances
Other income, net	65,807	3,650	62,157	1,703%	Increased other income relates primarily to certain non-recurring sales of accounts.
Recognition and change in fair value of warrant liabilities	156,000	4,389,120	(4,233,120)	-96%	Fluctuation per fair value changes in derivative warrant liabilities.
Total other (expense) income	(983,095)	3,141,385	(4,124,480)	-131%
Loss from continuing operations before tax	(7,673,373)	(1,136,923)	(6,536,450)	575%
Loss from discontinued operations before tax	-	(1,845,904)	1,845,904	-100%	Discontinued operations did not re-occur during 2024.
Net loss	$(7,673,373)	$(2,982,827)	(4,690,546)	157%

Non-GAAP Measure
AEBITDA	$(209,114)	(467,635)	258,521	55%

Non-GAAP Reconciliation from Net Loss to AEBITDA

The following table provides a reconciliation from net loss to AEBITDA for the three and nine months ended September 30, 2024 and September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(837,314)	$(139,004)	$(7,673,373)	$(2,982,827)
Adjustments:
Interest and related party interest expense	391,122	419,037	1,204,902	1,251,385
Depreciation and amortization	421,759	652,839	1,425,700	1,962,066
Asset impairment	-	-	3,922,110	-
Share-based compensation to employees, directors and service providers	62,790	201,181	551,598	396,938
Change in estimated acquisition earn-out payables	-	271,569	47,761	1,291,494
Other (income) expense, net	(65,785)	310	(65,807)	(3,650)
Transactional costs	21,813	97,700	394,909	101,500
Nonrecurring costs	48,124	11,162	139,087	58,675
Recognition and change in fair value of warrant liabilities	-	(1,715,397)	(156,000)	(4,389,120)
(Income) loss from discontinued operations before tax	-	-	-	1,845,904
Total adjustments	879,822	(61,598)	7,464,259	2,515,192

AEBITDA	$42,508	$(200,602)	$(209,114)	$(467,635)

Liquidity and capital resources

As of September 30, 2024, we had a cash balance of approximately $2,354,000 and working capital of approximately $431,000, compared with a cash balance of approximately $2,739,000 and working capital of approximately $1,189,000 at December 31, 2023. During the first quarter of 2024, the Company entered into an At Market Issuance Sales Agreement with EF Hutton LLC as sales agent (the “ATM Agreement”), pursuant to which the Company may offer and sell, from time to time through the sales agent, shares of its common stock having an aggregate offering price as determined by the then in effect prospectus supplement to the base prospectus included in the registration statement (the “ATM Capacity”).

During the nine months ended September 30, 2024, the Company sold and issued respectively 658,088 and 561,131 shares of common stock under the ATM Agreement, at an average price of $4.56, receiving aggregate proceeds, net of $176,509 in agent commissions and legal and other fees, of $2,824,227. As of the date of filing of this Quarterly Report on Form 10-Q, the net remaining ATM Capacity was $902,000.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact on pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements, as such term is defined in Regulation S-K, during the nine months ended September 30, 2024.

Cash Flows

	Nine Months Ended September 30,
	2024	2023
Net cash used in continuing operating activities	$(1,647,881)	$(3,833,545)
Net cash used in continuing and discontinued operating activities	(1,647,881)	(17,307)
Net cash (used in) provided by continuing and discontinued investing activities	(58,787)	718,583
Net cash provided by continuing financing activities	1,321,449	593,912
Net cash provided by continuing and discontinued financing activities	1,321,449	576,212
Net (decrease) increase in cash, and restricted cash	(385,219)	1,277,488

Operating Activities

Net cash used in continuing operating activities for the nine months ended September 30, 2024, was approximately $1,648,000, compared to net cash flows used in continuing operating activities of approximately $3,833,545 for the nine months ended September 30, 2023. The cash used includes a net loss of approximately $7,673,000, decreased by approximate non-cash adjustments of $5,830,000 related to asset impairments of approximately $3,922,000, gain from recognition and change in fair value of warrant liabilities of approximately $156,000, depreciation and amortization of approximately $1,426,000, other adjustments totaling approximately $639,000, as well as a net increase in cash due to changes of net working capital items of approximately $195,000.

Investing Activities

During the nine months ended September 30, 2024, cash flows used in continuing and discontinued investing activities approximated $59,000 compared to cash flows provided by continuing and discontinued investing activities of approximately $719,000 for the nine months ended September 30, 2023. The cash used during the nine months ended September 30, 2024 is primarily related to the purchase of fixed tangible and intangible assets.

Financing Activities

During the nine months ended September 30, 2024, approximate cash provided by continuing and discontinued financing activities was $1.3 million, as compared to approximately $576,000 for the nine months ended September 30, 2023. Net cash provided in financing activities during the nine months ended September 30, 2024, relates to proceeds from common shares issued pursuant to the ATM Agreement totaling approximately $2,824,000, offset by net debt principal, net short-term financings, and related party payables repayments and/or drawdowns of approximately $1,503,000.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, and determined them to be effective as of September 30, 2024.

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

PART II

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of September 30, 2024. Litigation relating to the insurance brokerage industry is not uncommon. As such we, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2023, as the same may be updated from time to time. As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as updated from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

(c) During the quarter ended September 30, 2024, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1

Amended and Restated Stock Exchange Agreement by and among Reliance Global Group, Inc., Jonathan S. Spetner, Agudath Israel of America, and Spetner Associates, Inc., dated as of September 6, 2024. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2024).

10.2

2024 Omnibus Incentive Plan (incorporated by reference to Appendix I to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 31, 2024).

10.3

Amendment No. 1 to Amended and Restated Stock Exchange Agreement by and among Reliance Global Group, Inc., Spetner Associates, Inc., Jonathan Spetner, and Agudath Israel of America, dated as of October 29, 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2024).

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

Reliance Global Group, Inc.

Date: November 7, 2024	By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer
(principal executive officer)

Date: November 7, 2024	By:	/s/ Joel Markovits
Joel Markovits
Chief Financial Officer
(principal financial officer and principal accounting officer)

