Form 10-K
period 2024-12-31
Reliance Global Group, Inc.
filed 2025-03-07
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the common stock, $0.086 par value per share, held by non-affiliates of the registrant, based on the closing sale price of registrant’s common stock ($3.8456) as quoted on the NASDAQ on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $3.6 million.

At March 6, 2025, the registrant had 2,869,869 shares of common stock, par value $0.086 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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

Item 1. BUSINESS

About Reliance Global Group, Inc.

Reliance Global Group, Inc. was incorporated in Florida on August 2, 2013 under the name Ethos Media Network, Inc. In September 2018, Reliance Global Holdings, LLC, a related party (“Reliance Holdings”), purchased a controlling interest in the Company. Ethos Media Network, Inc. was renamed Reliance Global Group, Inc. on October 18, 2018.

We operate as a company managing assets in the insurance markets, as well as other related sectors. Our focus is to grow the Company by pursuing an aggressive acquisition strategy, initially and primarily focused upon wholesale and retail insurance agencies as well as advancing in the Insurtech space. We are led and advised by a management team that offers over 100 years of combined business expertise in insurance, real estate and the financial service industry.

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

As part of our growth and acquisition strategy, we remain active in M&A markets and anticipate completing insurance agency/brokerage transactions throughout the course of 2025 and beyond. As of December 31, 2024, we have acquired nine insurance agencies and continue to migrate into our single brand name, RELI Exchange.

Recent Developments

Spetner Stock Exchange Agreement

On May 14, 2024, and as amended and restated on September 6, 2024, the Company entered into a Stock Exchange Agreement (the “Stock Exchange Agreement”) to acquire Spetner Associates, Inc. (“Spetner”). Spetner is a dynamic tech enabled benefits enrollment company and a leader in its field.

Pursuant to the Stock Exchange Agreement, the Company agreed to: (i) acquire 80% of the issued and outstanding shares of common stock, par value $1.00 per share, of Spetner for $13,714,286 (which amount is to be paid as $5,500,000 in cash, shares of the Company’s common stock equal to a beneficial ownership of 9.9% in the Company at the time of issuance, and any remaining balance is to be paid by the Company’s issuance of promissory notes); and (ii) have the sole option to acquire the remaining 20% of Spetner common stock for a predetermined amount based on a multiple of 10 of EBITDA. On October 29, 2024, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Stock Exchange Agreement. Pursuant to Amendment No. 1, the Company issued to the sellers of Spetner, 140,064 shares of the Company’s common stock, as a non-refundable deposit and a prepayment of a portion of the First Purchase Price (as defined in the Stock Exchange Agreement), in the approximate amount of $329,431.

On February 20, 2025, the Company entered into an Amendment No. 2 (the “Amendment”) to that certain Amended and Restated Stock Exchange Agreement, dated as of September 6, 2024 (the “Original Agreement”), by and among the Company, Spetner Associates, Inc. (“Spetner”), Jonathan Spetner, and Agudath Israel of America (“Agudath”), as amended on October 29, 2024 (“Amendment 1”). Mr. Spetner and Agudath may be referred to herein collectively as the “Sellers” and each individually as a “Seller”.

Pursuant to the Amendment, the Company agreed to issue to each of Mr. Spetner and Agudath 78,500 shares of the Company’s common stock as a non-refundable deposit and a prepayment of a portion of the First Purchase Price, in the amount of $239,425 (collectively the “Additional Deposit Shares”). The Additional Deposit Shares were issued on February 20, 2025.

Further, the Amendment provides that the Additional Deposit Shares, (together with the Deposit Shares, as defined in and as issued pursuant to Amendment 1), shall be deemed a deposit and a prepayment of a portion of the First Purchase Price, and shall constitute a portion of the First Payment Shares, the value of the Deposit Shares and the Additional Deposit Shares, and the portion of the First Purchase Price to be paid by issuance of the First Payment Shares which has been satisfied by the issuance of the Deposit Shares and the Additional Deposit Shares, and collectively, was agreed to be equal to $568,856. The Amendment also sets forth that the purchase price for the First Closing Shares shall be $16,050,000, and that $6,500,000 of the First Purchase Price (the “Cash Payment”), shall be paid to Mr. Spetner.

The Original Agreement, prior to Amendment 1, provided that the First Payment Shares would be issued solely to Mr. Spetner, however, the Amendment provides that, in the event that the First Closing occurs, the issuance of Deposit Shares and the Additional Deposit Shares to Agudath as set forth above shall be deemed to satisfy the obligations of the Company to issue such applicable portion of First Payment Shares to Mr. Spetner.

Further, the Amendment provides that, in the event the First Closing occurs, the Deposit Shares and the Additional Deposit Shares shall be retained by the Sellers and shall constitute payment of a portion of the First Payment Shares. The Deposit Shares and the Additional Deposit Shares shall be non-refundable to the Company unless the First Closing is prevented by the Sellers.

The Company expects to leverage synergies Spetner will provide for its other subsidiaries by means of integration and harnessing cross selling opportunities.

Bylaws Amendment

On February 4, 2025, the Company’s Board of Directors approved Amendment No. 1 (the “Bylaws Amendment”) to the Company’s bylaws. The Bylaws Amendment had the effect of (i) amending the title of the bylaws to be “Bylaws of Reliance Global Group, Inc.”, to reflect the change of Company’s name since adoption of the bylaws (in May 2017, the Company’s name was changed from Eye on Media Network, Inc. to Ethos Media Network, Inc., and in October 2018, the Company’s name was changed from Ethos Media Network, Inc. to Reliance Global Group, Inc.); and (ii) reducing the quorum needed to hold a meeting of the Company’s stockholders from a majority of the shares entitled to vote, represented in person or proxy, to thirty-three and one-third (33-1/3%) percent of the shares entitled to vote, represented in person or proxy.

Increase in Authorized Shares

On February 7, 2025, the Company filed articles of amendment (the “Articles Amendment”) to its articles of incorporation, as amended, with the Florida Secretary of State. The Articles Amendment had the effect of increasing the total number of authorized shares of the Company’s common stock from 117,647,058 to 2,000,000,000. The Articles Amendment had no effect on the number of authorized shares of preferred stock. Accordingly, following the filing of the Articles Amendment, effective February 7, 2025, the Company’s authorized capital stock consisted of 2,750,000,000 shares, representing (i) 2,000,000,000 shares of common stock, and (ii) 750,000,000 shares of preferred stock.

The Articles Amendment was approved by the Company’s Board of Directors on October 2, 2024, and by the Company’s stockholders on December 31, 2024.

Further, fiscal year 2024 continued to provide sustained organic growth in our current portfolio of owned insurance agencies and also marked significant advancements in our proprietary InsurTech capabilities, further enhancing our abilities to support agents and clients alike.

1.	RELI Exchange Client Referral Portal: In January 2024, we launched the Client Referral Portal within the RELI Exchange platform. This innovative tool simplifies client acquisition for agents, allowing seamless referral management and client tracking directly through the RELI Exchange system. By automating these processes, the portal empowers agents to focus more on client relationships and revenue-generating activities while reducing administrative burdens.

2.	Beta Launch of Advanced Quote & Bind Solution for Commercial Policies: In September 2024, we introduced the beta version of our Advanced Quote & Bind InsurTech Solution for commercial policies ahead of schedule. This cutting-edge platform leverages advanced automation and AI to streamline the process of quoting and binding commercial insurance policies, significantly improving efficiency for agents and carriers. Early feedback has highlighted its potential to revolutionize the commercial insurance space, with full-scale deployment planned for 2025.

Technological Innovation and Market Leadership

In 2021 we developed and launched 5MinuteInsure.com (5MI), a proprietary direct-to-consumer InsurTech platform that enables consumers to compare and purchase car and home insurance in a time-efficient and effective manner. Currently live in 44 states, 5MI offers coverage with more than thirty carriers. 5MI was the percussor of the RELI Exchange platform and with advancements such as the Client Referral Portal and the Advanced Quote & Bind Solution, RELI Exchange now combines the low barriers to entry of an agency network with state-of-the-art technology. By leveraging artificial intelligence (“AI”) and data mining, our platforms provide instant and competitive insurance quotes from more than 30 insurance carriers nationwide while reducing administrative burdens for agents.

Our competitive advantage includes:

●	Scale to compete at a national level.
●	Capitalizing on the consumer shift to “online” with the personal touch of an agent, which we believe is the only InsurTech company with this combination.
●	Leveraging proprietary agency software and automation to compare carrier prices for competitive renewal pricing.
●	Employing an empowered and scalable insurance agency model.

Looking Ahead

With these developments, the Company continues to redefine the insurance landscape. Our One-Firm approach unites owned and operated agencies into a single cohesive unit, allowing for efficient cross-collaboration, market expansion, and improved carrier relationships. As we move into 2025, we remain dedicated to scaling our operations, pursuing strategic acquisitions, and expanding our suite of InsurTech solutions to meet the evolving needs of agents, carriers, and clients. We anticipate continuing our focus on enhancing digital capabilities while leveraging our strong industry presence to expand our market share and operational footprint.

The RELI Exchange Business to Business (“B2B”) InsurTech platform and partner network for insurance agents and agencies also:

●	Boast being what we believe is the only white label insurance brokerage agency – New agents can have a multimillion-dollar agency look on day one, with a full suite of back-office support (business resources, licensing, compliance, etc.).
●	Combines the low barriers to entry of an agency network, with state-of-the-art tech.
●	Builds on the AI and data mining backbone of 5MI
●	Is designed to provide instant and competitive insurance quotes from more than 30 insurance carriers nationwide.
●	Reduces back-office burden and expenses by reducing the need for paperwork and redundant tasks.
●	Provides agents more time to focus on revenue driving activities, such as selling policies.

In addition, we have a vast mentorship program behind the scenes, to upskill our sales teams. Once people are registered, we enroll them in our mentorship program, and coach them to bring new business.

RELI Exchange is a complete, private label system where agents have more flexibility in how they choose to brand themselves, compared to competitor platforms that require agents to work under the platform’s brand name. We believe agents have a greater sense of ownership on our platform, and the feeling that comes with a well-financed agency.

Insurance Agency Industry Overview

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

The global InsurTech market size was valued at $17.08 billion in 2024 and is expected to grow to $82.3 billion by 2029, at a compound annual growth rate of 38.9% (Insurtech Global Market Report 2025). The increasing need for digitization of insurance services is expected to propel the market growth. Insurtech is the usage of technology innovations particularly designed to make the existing insurance model more efficient. By using technologies such as AI and data analytics, InsurTech solutions allow products to be priced more competitively. Insurance companies are widely adopting these solutions to drive cheaper, better, and faster operational results. Hence, the insurance industry is witnessing increased investment in technology. The outbreak of COVID-19 had a positive impact on the market. Numerous insurance companies are reconsidering their long-term strategies and short-term needs. COVID-19 and its impacts have accelerated the implementation of online platforms and new mobile applications to meet consumer needs. (Sources: Grand View Research, Insurtech Market Size, Share & Growth Report, 2021-2028 and 2022 - 2030).

The Company therefore has strategically invested in its RELI Exchange and 5MI online digital platforms as additional steps in expanding its national footprint which now also includes a client referral portal. As discussed above, RELI Exchange and 5MI are high-tech proprietary tools developed by the Company as business to business or business to consumer portals which enables agents/consumers to compare and purchase car home and life insurance in a time efficient and effective manner. These platforms tap into the growing number of online users and utilize advanced AI and data mining techniques, to provide competitive insurance quotes in approximately 1-5 minutes, with minimal data input needed from the agent/consumer.

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

Some of the issues that insurers must address will fall within the areas of mergers and acquisitions (M&A), technology, product development, talent, as well as tax reform, as described below.

●	M&A. The convergence of market pressures to attain sustainable growth, a persistent wealth of capital and capacity, combined with high interest rates may demonstrate that insurers should be prepared for an uptick in M&A activity in 2025. As it stands now, fairly rich valuations could dampen activity; however, M&A could offer opportunities to scale and obtain new capabilities, primarily as it relates to technology.

●	Proprietary Technology. Advancements in AI, mobile and digital technology are forcing insurers to innovate, which is expected to continue and intensify, where every insurance agency will need to focus on what makes their customer experiences and products unique. They will also need to integrate with technology enablers to bring to their customers a value proposition via a connected ecosystem. Furthermore, to better compete within the industry, those within the distribution system would benefit tremendously by improving the ability to share critical data and analytics between systems. Insurers are seeking to employ the cloud to power advanced analytics, improve data gathering, and grow cognitive applications. To keep pace with the industry and prepare for a cloud-enabled future, insurance carriers should prioritize migrating their existing systems to the cloud and launch new applications off-site.

●	Product Development. Economic and technological changes create the need for new types of coverage, revamped policies, and alternative distribution platforms; adaptation of this, however, has been slow within the insurance industry. Siloed business lines, legacy processes, and regulatory considerations hinder the rapid and agile product development needed within this highly competitive landscape. Accordingly, insurers would benefit by focusing on creating hybrid policies that cover both commercial and personal risks. They could also supply on-demand coverage options, which provide greater control to customers for their policy terms and time frames. Furthermore, novel and unique micro-experiences could become the foundation for digital expansion as agencies are distinguished by the niche markets they sell to and can better service versus their peers. Digital content campaigns and user interfaces targeting specialized prospects and customer segments are expected to continue to expand. These micro-experiences could allow agencies to have access to a market that can quote, bind, and service insurance online, and where they are focused on commercial lines and specialty insurance for niche markets. In such a scenario, they may be able to offer new opportunities for agencies to expand quickly via digital building blocks that can be easily integrated into existing business and/or workflows.

Insurance Options

Single-carrier platforms limit buyers’ choices and often lead to high costs or insufficient coverage. We’ve partnered with an extensive list of carriers and filter results for buyers according to their needs. This gets them the right coverage at a fair price. From there, they’re connected to an agent who onboards them with minimal friction.

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

Agents can revolutionize their insurance businesses—or start a new one on RELI Exchange. They have the freedom to offer coverage from a variety of carriers, utilizing our cutting-edge technology and proven sales system. This is particularly beneficial to captive insurance agents who previously found themselves limited to one carrier and pricing model. By offering more choices, agents now have more chances of closing business with interested buyers. By partnering with us, agents gain access to a variety of carriers, yet are able to streamline their workflows to focus on business development with support from our team and lower marketing costs.

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

Information About our Executive Officers

Ezra Beyman. Mr. Beyman, age 70, has served as the Chairman of our Board and our Chief Executive Officer since 2018. Mr. Beyman is the central force leading the success and growth of Reliance Global Group, Inc. Drawing on his nearly three decades of entrepreneurial experience in real estate and over ten years in insurance, he has set his vision and acuity on one integrated goal: integrity and success. At one point in time Mr. Beyman’s portfolio of commercial and residential properties comprised of approximately 40,000 units, as well as several insurance agencies. In 1985, he founded a small mortgage brokerage, together with his wife, which he operated in his basement. From there, his company rapidly grew into a dynamic force on the market. By 2008, he owned the third largest licensed mortgage brokerage in the U.S., having acquired numerous mortgage companies in the interim. He also expanded to real estate acquisition, having grown his portfolio to over three billion dollars. In expanding his investments, Mr. Beyman began exploring opportunities in other markets, acquiring several insurance agencies in both Florida and New Jersey. His ventures included entering the domains of warrantee and insurance carriers. Raised in the New York metropolitan area, Mr. Beyman spent his secondary and post-secondary school years at Mesivta Tifereth Yerushalayim, where he advanced his analytic abilities while mastering various areas of Talmudic studies, earning a position as one of the closest students of the Dean. He earned his First Talmudic degree in 1975.

Joel Markovits. Mr. Markovits, age 44, has served as our Chief Financial Officer since January 1, 2023. He joined Reliance in June 2021 as our Financial Reporting Manager, acting in this role through January 31, 2022. As of February 1, 2022, Mr. Markovits served in the capacity of Chief Accounting Officer through December 31, 2022 when he began his role as Chief Financial Officer. Prior to joining Reliance, Mr. Markovits was a senior manager at KPMG LLP from April 2015 to May 2021, where he led some of the larger and more complex audit engagements, including serving as lead audit senior manager on a global $16 billion (annual revenues) enterprise reporting on both U.S. GAAP and IFRS standards. He was also a data and analytics specialist and technology innovation leader at KPMG LLP for its largest U.S. business unit, overseeing the development and deployment of technological capabilities that enhanced data analyses. Mr. Markovits has been a Certified Public Accountant in the State of New Jersey since November 2013.

Yaakov Beyman. Mr. Beyman, age 42, joined Reliance in July 2018. Prior to joining the Company, from December 2012 to July 2018, he was Executive VP of Insurance Division, of Empire Insurance Holdings. Mr. Beyman oversees our overall insurance operations, including strategy and developing/implementing operational tools. He holds insurance licenses in most of the continental U.S., and is involved heavily in marketing, maintaining state of the art technological models, financial management and distributions, and entity creation and maintenance.

Information About Other Key Employees

Grant Barra. Mr. Barra, age 43, has served as our Senior Vice President since April 2022, and has brought significant experience in the insurance industry. In 2008, he founded Barra & Associates in 2008, which quickly grew to become a recognized provider of both personal and commercial insurance products, including property and casualty, life, health and other insurance products. Mr. Barra served as Barra & Associates’ CEO until it was acquired by Reliance in 2022 and subsequently rebranded as RELI Exchange. Mr. Barra also previously served in a leadership role for a single life carrier, where he focused on recruitment, development, and motivating independent agents to sell life insurance products. Earlier in his career, he founded Grant Barra Agency, providing all lines of insurance policies under a captive agency agreement. Mr. Barra received a Bachelor of Science in Business Administration from DeVry University, in addition to earning a certificate in contract law with Harvard University (HarvardX). He is a Chartered Leadership Fellow and a member of the Life Underwriting Training Council at The American College of Financial Services.

Moshe Fishman. Mr. Fishman, age 34, brings a unique perspective to the insurance sales process. Prior to joining Reliance, Moshe founded Tekeno Travel in 2010, a luxury travel concierge company. In 2014, Moshe launched Fishman Insurance Agency with a strong focus on property and casualty insurance. In 2017 Mr. Fishman formed Tekeno Financial which had an exclusive focus on alternative investment vehicles with a strong understanding of particular life insurance structures. In early 2021, Mr. Fishman joined Reliance and is one of the driving talents of the RELI Exchange and 5MI platforms.

Agency Partner Network and Proprietary InsurTech Platform at ReliExchange.com

Our go-to-market strategy

Our go-to-market high level goals include:

●	Brand awareness

●	Targeted market segmentation and positioning

●	Content marketing and thought leadership

●	Best in class recruitment team

Target #1: Captive

●	When an agent represents one insurance company, they have limited offerings for clients. Assuming the same activity, with Reliance, the agent is expected to close more business, earning multiples of the agent would otherwise earn due to our partnerships with many of the largest carriers in the industry.

●	Key target for agency partners

●	Eliminate many of the biggest expenses of running an independent agency as an agency partner with RELI Exchange.

Target #2: Agency Producers/CSRs

●	Agents that want their own agency.

Target #3: New Agency Startups

●	Our platform makes it easy for those with little to no experience that want to start their own agency business. This is a significant market with many potential participants.

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

Social Media

Using platforms like LinkedIn, Facebook, and X (formerly Twitter), we post regular content with the aim of growing our visibility and credibility through social media storytelling. Our goal is to maintain a consistent brand story for customers, prospects, stakeholders, and industry experts. Tactics include:

●	Daily social listening – monitoring competitors, industry news, and influencers.
●	Creative design and content planning
●	Daily posting schedule
●	Real-time events support and live posting
●	Daily monitoring comments and discussions
●	A content coordinator with approving capabilities to approve/direct.
●	Monitoring data, providing monthly reports
●	Weekly meetings with updates on new content, industry news approval etc.…
●	Daily outreach, engagement, and growth of LinkedIn profile.
●	Weekly: two posts that demonstrate expertise, experience and thought leadership.
●	Monthly: strategic growth and visibility

Podcasts

We have appeared on several podcasts as subject matter experts, and will continue with outreach to increase exposure, visibility, brand awareness, and sales.

Website Search Engine Optimization (“SEO”)

Our goal is to improve the website to drive more organic traffic through Google and other search engines. The two primary objectives are to create engaging content, and to improve the technical SEO of our website.

SEO growth opportunities include:

●	SEO audit and execution to improve HTML, structured data and other technical issues
●	SEO review of any future site migration and platform upgrade plans as part of the M&A process
●	Information architecture and internal linking for SEO
●	Content topic and structural improvements
●	Keyword tracking
●	Competitive analysis

Products

Our best-in-class product offerings include the following:

(1)	An agency partner contract
(2)	An agent / pro contract

Our value proposition is that we provide people a complete, white label business. Agents have a fast and easy website presence, get contracts with carriers they would not normally access, and can get paid for referrals.

Price

Costs are very low. Access is approximately $90/month for agents, and $190/month for agency partners. This is a singular solution that provides an all-in-one insurance agency.

For comparison, people used to pay approximately $50,000 to build out an insurance agency. Additionally, licensing can be approximately $750, with $100-200 in monthly expenditures. RELI Exchange removes these costly barriers to entry through technology.

With the RELI Exchange platform, our vision is to remove all barriers and activate contracted agents at scale. Being cost-efficient for these agencies is key to our success. Unlike the franchise model, RELI Exchange is designed with low barriers to entry and a compelling value proposition. In addition, RELI Exchange significantly enhances competitive advantages through provided agency partners.

People (Target Audience)

We have identified several highly receptive target audiences, including:

●	Existing insurance agents and agency leadership/owners
●	People looking for a career change (GenX, older Millennials)
●	Experienced salespeople
●	Younger “quiet quitters” and “great resigners” who want more purposeful, lucrative work and flexibility
●	Recent college graduates with debt and unmarketable degrees with few career options
●	Captive agents who feel trapped

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

Online Insurance and 5MI

In August 2021, we launched 5MI, which is a licensed online insurance agency that utilizes state of the art digital technology and seek to use this platform to develop business in the online insurance business which we believe represents an underutilized opportunity.

While 90% of customers are open to purchasing insurance online, 75% of the people who attempt to make online purchases report problems (Source: J.D. Power, Direct-to-Consumer Auto Insurers Take Top Honors in Shopping Study as New Normal Arrives for P&C Industry, J.D. Power Finds; Invoca, 41 Insurance Marketing Statistics You Need to Know in 2024). Moreover, the current insurance purchasing processes is time consuming and lacks transparency. We believe consumers are looking for an online platform that will replicate the services they could obtain from a traditional brick and mortar insurance agency, thus driving business toward the online site as we all migrate to online.

Another key benefit to our online insurance platform is the ability to combine seamlessly with electronic capabilities in processing, such as 5MI’s proprietary backend processing technology to support our traditional agency business. The 5MI technology is used internally through our RELI Exchange markets to offer more products to our existing client base. By implementing AI, robotic process automation and automatic shopping for best rates at renewals, we believe we can dramatically reduce costs, and allow our agents to focus on selling new policies, creating a digitally empowered and scalable insurance agency model.

Specific benefits of the 5MI platform include:

●	A simplified application process
●	Real-time connections with over 15 top-rated insurance companies, which allows consumers to transparently compare real live quotes from multiple insurers side-by-side.
●	Instant accurate coverage recommendations for home, auto and life insurance, providing consumers confidence they are not under or over-insured.
●	In-house insurance buying and policy binding capabilities, meaning no redirection to other websites and the ability to finalize purchases on 5MI in as little as five minutes.
●	24/7 access to policies and other documents through our white labeled agency partner portals.
●	Finally, when it’s time for policy renewal, 5MI can populate the best offers in the market before their policy expires.

Thus, we believe in the specific benefits of the online insurance business, and we believe that 5MI provides the platform to transform this segment of the industry.

Business Operations (OneFirm and RELI Exchange)

Reliance has adopted a “One-Firm” approach, whereby the Reliance owned and operated agencies come together to operate as one cohesive unit which allows for efficient and effective cross-selling, cross-collaboration, and the effective deployment of the Company’s human capital. This strategy also aims to enhance the Company’s overall market presence across the U.S., with all business lines operating under the RELI Exchange brand. It’s expected to benefit agents and clients by improving relationships with carriers, leading to better commission and bonus contracts due to higher business volumes. The approach also strengthens the capability of RELI Exchange agency partners to secure diverse insurance policies and fosters increased cross-selling opportunities. We believe that this unified strategy positions the Company for rapid scaling and integration of accretive acquisitions, expanding its industry reach.

Insurance M&A Overview

M&A deal volume in the insurance agency market remains robust with $281 billion in deals during 2024 (Deloitte).

Reliance Insurance Agency Brand Acquisitions:

●	RELI Exchange
●	Altruis Benefits
●	J.P. Kush & Associates
●	US Benefits Alliance
●	Employee Benefits Solutions
●	Fortman Insurance Solutions
●	Southwestern Montana Insurance Center
●	UIS Agency
●	Commercial Coverage Solutions

Acquisition History

●	In October 2018, announced first two acquisitions: Employee Benefits Solutions and U.S. Benefits Alliance; Michigan-based agencies specializing in the sale of health insurance products in the wholesale and retail industry

●	In December 2018, acquired Commercial Coverage Solutions, LLC, a commercial property and casualty insurance company specializing in commercial trucking and transportation insurance

●	In September 2019, two agencies transferred ownership from Reliance Global Holdings, LLC, a private company affiliated with Reliance Global Group:

➢	Southwestern Montana Insurance, a group health insurance agency providing personal and commercial lines of insurance

➢	Fortman Insurance Agency, LLC, an agency providing multiple lines of insurance in the property/casualty and life/health insurance sectors

●	In September 2019, acquired Altruis Benefit Consulting; serves customers throughout the entire State of Michigan, specializing in providing individual and group health insurance

●	In September 2020, acquired the assets of UIS Agency, LLC (UIS), a premier regional insurance agency serving the commercial transportation industry

●	In May 2021, acquired J.P. Kush and Associates, Inc., a premier healthcare insurance agency with operations in 10 states, headquartered in Troy, Michigan

●	In April 2022, acquired Barra & Associates, (changed to RELI Exchange following acquisition) a recognized provider of both personal and commercial insurance products, including P&C insurance, life insurance, health insurance and other insurance products.

●	During 2024, the Company entered into definitive documents to acquire Spetner Associates Inc, a dynamic highly profitable tech enabled benefits enrollment company and leader in its field. The Company is targeting a close during fiscal year 2025.

Insurance Agency Acquisition Strategy

●	Numerous acquisition targets within a highly fragmented market

➢	Reliance’s access to capital supports the growth of the acquired companies

●	Ownership and management remain engaged

●	Focus on acquiring growing and profitable businesses, for below-market prices

➢	Ability to leverage cash flow of acquiree through low-cost debt financing and provide earnouts as part of consideration

●	Economies of scale through first class technology infrastructure and national sales/marketing platform

➢	Few insurance agencies have the size and scale to compete at a national level

●	Management expertise in acquisitions, operations, and financial management

Digitizing Bricks & Mortar Agencies

●	Capitalizing on consumer shift to ‘online’

➢	More and more customers search for insurance online, but consumers prefer the personal touch of an agent

●	Proprietary backend processing technology to support Reliance’s agency business

●	Strategy to acquire traditional ‘offline’ home, auto and life agencies, and utilize technology to more cost effectively service the acquired policies

●	By implementing AI, robotic process automation (RPA) and automatic shopping for best rates at renewals, Reliance can:

➢	Dramatically reduce cost

➢	Allow agents to focus on selling new policies,

➢	Create a digitally empowered and scalable insurance agency model

●	Ability to rapidly expand Reliance’s agency network nationwide and drive margin expansion through the combination of digital backend and continued M&A of cash flow positive and accretive acquisitions

Employees

As of December 31, 2024, we employed 64 employees across all Company subsidiaries.

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

Competition

The insurance brokerage business is highly competitive, and numerous firms actively compete with us for customers and insurance markets. Competition is largely based upon innovation, knowledge, terms and conditions of coverage, quality of service and price. We believe that we’re well positioned to be highly competitive and continuously gain market share. Additionally, our focus on InsurTech is a game-changer in the industry and helps us stand-out versus. the competition.

Insurance agency M&A is a highly competitive industry, as well. Competition is due to many well-established companies having extensive experience in identifying and effecting business combinations who possess great technical, human, and financial resources. Several firms and banks with substantially greater resources and market presence compete with us. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses might be limited.

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

Stock Splits

On February 23, 2023, the Company effectuated a 1-for-15 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split-2023”). The par value remained unchanged.

On July 1, 2024, the Company effectuated a 1-for-17 reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Split-2024”). The par value remained unchanged. All amounts and values presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Split-2023 and the Reverse Split-2024 for all periods presented, unless otherwise indicated. The Reverse Split-2024 resulted in a rounding addition of approximately 110,350 shares valued at par, totaling $9,490 for which shares were issued in July 2024.

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

To date, much of our capital for acquiring and operating insurance agencies comes from loans from unaffiliated lenders, from direct market capital raises or funds provided by an affiliate. We may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing proves to be unavailable, we would be compelled to restructure or existing business, or abandon a proposed acquisition or acquisitions. In addition, if we consummate additional acquisitions, we may require additional financing to complement the operations or growth of that business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business.

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

We rely on information technology and third-party vendors to provide effective and efficient service to our customers, process claims, and timely and accurately report information to carriers which often involves secure processing of confidential sensitive, proprietary, and other types of information. Cybersecurity breaches of any of the systems we rely on may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches, or other actions, any of which could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. An interruption of our access to, or an inability to access, our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. We have from time-to-time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business.

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

A significant portion of our insurance business is concentrated in Michigan, New York, Montana, New Jersey, Ohio, and Illinois. For the years ended December 31, 2024, and 2023 we derived $14,054,361 and $13,731,826 respectively or 100% of our annual revenue, respectively, from our operations located in these regions (FYE 2024 - Michigan – 53%, New York – 2%, Montana – 13% and Ohio – 16%, and Illinois – 17%. FYE 2023 - Michigan – 55%, New York – 2%, Montana – 14% and Ohio – 16%, and Illinois – 13%). The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in these four states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes or other weather conditions, and other possible events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.

If we fail to comply with the covenants contained in certain of our agreements, our liquidity, results of operations and financial condition may be adversely affected.

The Oak Street credit agreements, in the aggregate principal amount of $11,060,319 and $12,417,737, as of December 31, 2024 and 2023, that govern our debt contain various covenants and other limitations with which we must comply with, including covenants for the debt service coverage ratio and debt to EBITDA ratio and a covenant that at all times that the loans are outstanding: (i) Ezra Beyman, our chief executive officer, Debra Beyman, Mr. Beyman’s wife, or Yaakov Beyman, son of Mr. and Ms. Beyman, or someone else approved by Oak Street, as applicable, will be the manager of the current subsidiaries of the Company, (ii) Mr. Ezra Beyman will be President and Chairperson of the Board of the Company, and (iii) Reliance Global Holdings will continue to remain a shareholder of the Company’s equity and Ezra and Debra will be the sole owners of Reliance Global Holdings as tenants in entirety. The credit agreements also contain provisions which cause a “cross default” if we default our obligations under other material contracts to which we are parties. The credit agreements contain customary and usual events of default, including, subject to certain specified cure periods and notice requirements, the Company’s or one of its subsidiaries’ failure to comply with the covenants therein. Upon an event of default, the lender has customary and usual remedies to cure these defaults including, but not limited to, the ability to accelerate the indebtedness. As of December 31, 2024, the Company is in compliance with all its financial covenants.

Certain of our agreements contain various covenants that limit the discretion of our management in operating our business and could prevent us from engaging in certain potentially beneficial activities.

The restrictive covenants in our debt agreements may impact how we operate our business and prevent us from engaging in certain potentially beneficial activities. Among other covenants, our debt agreements require us to maintain a minimum ratio of EBITDA, adjusted for certain transaction-related items (“Covenant EBITDA”), to interest expense and a maximum ratio of net indebtedness to Covenant EBITDA. Our compliance with these covenants could limit management’s discretion in operating our business and could prevent us from engaging in certain potentially beneficial activities.

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

Further, state insurance regulators and the NAIC continually re-examine existing laws and regulations, and such re-examination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof, that adversely affect our business. Certain federal financial services modernization legislation could lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on our operations.

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

The market price of our common stock may be subject to significant fluctuations in response to various factors, including quarterly fluctuations in our operating results; changes in securities analysts’ estimates of our future earnings; changes in securities analysts’ predictions regarding the short-term and long-term future of our industry; changes to the tax code; and our loss of significant customers or significant business developments relating to us or our competitors. Our common stock’s market price also may be affected by our inability to meet stock analysts’ earnings and other expectations. Any failure to meet such expectations, even if minor, could cause the market price of our common stock to decline. In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many listed companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect our common stock’s market price. In the past, securities class action lawsuits frequently have been instituted against companies following periods of volatility in the market price of such companies’ securities. If any such litigation is initiated against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

The Company’s CEO has common stock equity and debt interests.

As of March 6, 2025, our CEO and Chairman of the Board, Ezra Beyman, is the beneficial owner of approximately 3.47% of the Company’s common stock, consisting of 99,672 common shares.

As of December 31, 2024, there were no outstanding loan balances due to our CEO affiliated entities, Reliance Global Holdings LLC and YES Americana Group, LLC (“Americana”). However, subsequent to December 31, 2024, and on March 5, 2025 (the “Americana Facility Effective Date”), the Company entered into a revolving credit facility agreement (the “Americana Facility”), and issued a revolving note thereunder in favor of Americana, pursuant to which Americana agreed to lend the Company up to $600,000 for purposes of additional working capital for purposes of additional working capital related to incremental Spetner acquisition related costs, and general uses. The Americana Facility carries interest at an annual rate of 0.1%, calculated on a daily basis. Payment of principal and interest are due on the maturity date, 12 months from the Americana Facility Effective Date and optional pre-payments are permitted at any time. As of March 6, 2025, there is $450,000 outstanding under the Americana Facility.

Under our credit agreements with Oak Street, the Company has agreed that at all times that the loans are outstanding: (i) Ezra Beyman, our CEO and Chairman of the Board, Debra Beyman, Mr. Beyman’s wife, or Yaakov Beyman, son of Mr. and Ms. Beyman, or someone else approved by Oak Street, as applicable, will be the manager of the current subsidiaries of the Company, (ii) Mr. Ezra Beyman will be President and Chairperson of the Board of the Company, and (iii) Reliance Global Holdings will continue to remain a shareholder of the Company’s equity and Ezra and Debra will be the sole owners of Reliance Global Holdings as tenants in entirety. The loans by Oak Street immediately mature and become due and payable if the Company fails to comply with these provisions, subject to certain notice and/or cure periods.

Broad discretion of management.

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
●

Stockholder class action lawsuits may be instituted against us following a period of volatility in our stock price. Any such litigation could result in substantial cost and a diversion of management’s attention and resources.

Possible issuance of additional securities.

As of December 31,02024, our Articles of Incorporation authorized the issuance of 117,647,059 shares of common stock, par value $0.086 per share. Effective February 7, 2025, our authorized shares were increased to 2,000,000,000. As of December 31, 2024, we had 2,250,210 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

Item 2. Properties

Below is a schedule of the properties we currently occupy:

Entity Name	Location	Own/Lease	Description	Approx. Sq. Footage	Lease Term	Monthly Rent in USD
Employee Benefits Solutions	Cadillac, Michigan	Lease	Office Building	3,024	10/2019– 9/2030	$2,900
Southwestern Montana Insurance Center	Belgrade, Montana	Lease	Office Building	6,000	4/2024– 3/2028	$7,500
Fortman Insurance Center	Bluffton, Ohio	Lease	Office Building	990	2/2025– 1/2030	$1,500
Fortman Insurance Center	Ottawa, Ohio	Lease	Office Building	2,386	5/2019– 4/2039	$2,640
Altruis Benefits Consultants	Bingham Farms, MI	Lease	Office Building	1,767	6/2021– 8/2027	$4,295
Reliance Global Group, Inc.	Lakewood, NJ	Lease	Office Building	4,436	6/2021 – 3/2029	$8,999
Reliance Global Group, Inc.	Suffern, NY	Lease	Office Building		9/2022 – 8/2025	$2,000
Reli Exchange	Schaumburg, IL	Lease	Office Building		4/2022 – 07/2028	$3,677

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record

As of December 31, 2024, there were approximately 524 holders of record of our ordinary shares, although there is a much larger number of beneficial owners.

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

Issuer Purchases of Equity Securities

There have been no equity securities repurchased by the Company for the years ending December 31, 2024 and 2023.

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “RELI”, and our warrants to purchase common stock are listed on the NASDAQ Capital Market under the symbol “RELIW.”

On March 5, 2025, the closing price per share of our common stock was $1.47 as reported on the NASDAQ.

Recent Sales of Unregistered Securities

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury) and all under Section 4(a)(2) of the Securities Act of 1933	Number of Securities Issued (or cancelled) (1)	Class of Securities	Value of Securities issued ($/per share) at Issuance	Were the Securities issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Securities were issued to (entities must have individual with voting/ investment control disclosed).	Reason for Securities issuance (e.g. for cash or debt conversion) OR Nature of Services Provided (if applicable)	Restricted or Unrestricted as of this filing?	Exemption or Registration Type?

4/25/2024	New	30,029	Common	5.91	No	Julie A. Blockey	Acquisition Earn-Out payment		4(a)(2)
5/21/2024	New	17,824	Common	5.61	No	Outside the Box Capital Inc.	Services	Restricted	4(a)(2)
6/20/2024	New	39,569	Common	3.96	No	Armistice Capital Master Fund, Ltd.	In Exchange for Series B Common Stock Purchase Warrant	Restricted	4(a)(2)

6/21/2024	New	192,236	Common	3.96	No	Armistice Capital Master Fund, Ltd.	In Exchange for Series G Common Stock Purchase Warrant	Restricted	4(a)(2)
10/9/2024	New	6,667	Common	2.25	No	Simon Jacobson	Services	Restricted	4(a)(2)

10/29/2024	New	70,032	Common Stock	2.35	No	Jonathan Spetner	Amendment to Stock Exchange Agreement	Restricted	4(a)(2)
10/29/2024	New	70,032	Common Stock	2.35	No	Agudath Israel of America	Amendment to Stock Exchange Agreement	Restricted	4(a)(2)
11/20/2024	New	72,464	Common	1.38	No	Outside the Box Capital Inc.	Service	Restricted	4(a)(2)

Use of Proceeds from Registered Securities

Not applicable

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data

RESERVED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Reliance Global Group, Inc. was incorporated in Florida on August 2, 2013 under the name Ethos Media Network, Inc. In September 2018, Reliance Holdings, purchased a controlling interest in the Company. Ethos Media Network, Inc. was renamed Reliance Global Group, Inc. on October 18, 2018.

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

As part of our growth and acquisition strategy, we continue to survey the current insurance market for value-add acquisition opportunities. As of December 31, 2024, we have acquired nine insurance agencies and long term, we seek to conduct all transactions and acquisitions through our direct operations.

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

With the acquisition of Barra, we launched RELI Exchange, our business-to-business (B2B) InsurTech platform and agency partner network that builds on the artificial intelligence and data mining backbone of 5MinuteInsure.com. Through RELI Exchange we on-board agency partners and provide them an InsurTech platform white labeled, designed and branded specifically for their business. This combines the best of digital and human capabilities by providing our agency partners and their customers quotes from multiple carriers within minutes. Since its inception, RELI Exchange, has increased its agent roster by close to 300%.

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

Financial Instruments

The Company’s financial instruments as of December 31, 2024, consist of derivative warrants. These are accounted at fair value as of inception/issuance date, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, (non-cash) gain or loss.

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

Insurance Acquisitions and Strategic Activities

As of the date of this filing, we have acquired nine insurance agencies (see table below). As we continue to execute on our acquisition strategy, our reach within the insurance industry can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

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

Recent Developments

Private Placements

On March 13, 2023, the Company entered into a securities purchase agreement with one institutional buyer for the purchase and sale of, (i) an aggregate of 9,120 shares (the “Common Shares”) of the Company’s common stock, par value $0.086 per share (the “Common Stock”) along with accompanying common warrants (the “Common Units”), (ii) prefunded warrants (the “Prefunded Warrants”) that are exercisable into 52,800 shares of Common Stock (the “Prefunded Warrant Shares”) along with accompanying common warrants (the “Pre-Funded Units”), and (iii) common warrants (the “Common Warrants”) to initially acquire up to 123,839 shares of Common Stock (the “Common Warrant Shares”) (representing 200% of the Common Shares and Prefunded Warrant Shares) in a private placement offering (the “Private Placement”). Additionally, the Company agreed to issue a warrant to the Placement Agent (defined below), to initially acquire 3,096 shares of common stock (the “PA Warrant”). The closing of the Private Placement occurred on March 16, 2023. As of December 31, 2024, with exception to the PA Warrant which remains outstanding, the aforementioned warrants have been exercised into common shares and none remain outstanding.

Stock Splits

On February 23, 2023, the Company effectuated a 1-for-15 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split-2023”). The par value remained unchanged.

On July 1, 2024, the Company effectuated a 1-for-17 reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Split-2024”). The par value remained unchanged. All amounts presented in this Annual Report on Form 10-K have been retrospectively adjusted to reflect the Reverse Split-2023 and the Reverse Split-2024 for all periods presented, unless otherwise indicated. The Reverse Split-2024 resulted in a rounding addition of approximately 110,350 shares valued at par, totalling $9,490 for which shares were issued in July 2024.

Bylaws Amendment

On February 4, 2025, the Company’s Board of Directors approved Amendment No. 1 (the “Bylaws Amendment”) to the Company’s bylaws. The Bylaws Amendment had the effect of (i) amending the title of the bylaws to be “Bylaws of Reliance Global Group, Inc.”, to reflect the change of Company’s name since adoption of the bylaws (in May 2017, the Company’s name was changed from Eye on Media Network, Inc. to Ethos Media Network, Inc., and in October 2018, the Company’s name was changed from Ethos Media Network, Inc. to Reliance Global Group, Inc.); and (ii) reducing the quorum needed to hold a meeting of the Company’s stockholders from a majority of the shares entitled to vote, represented in person or proxy, to thirty-three and one-third (33-1/3%) percent of the shares entitled to vote, represented in person or proxy.

Increase in Authorized Shares

On February 7, 2025, the Company filed articles of amendment (the “Articles Amendment”) to its articles of incorporation, as amended, with the Florida Secretary of State. The Articles Amendment had the effect of increasing the total number of authorized shares of the Company’s common stock from 117,647,058 to 2,000,000,000. The Articles Amendment had no effect on the number of authorized shares of preferred stock. Accordingly, following the filing of the Articles Amendment, effective February 7, 2025, the Company’s authorized capital stock consisted of 2,750,000,000 shares, representing (i) 2,000,000,000 shares of common stock, and (ii) 750,000,000 shares of preferred stock.

The Articles Amendment was approved by the Company’s Board of Directors on October 2, 2024, and by the Company’s stockholders on December 31, 2024.

Amendment No. 2 to Spetner Amended and Restated Stock Exchange Agreement

On February 20, 2025, the Company entered into an Amendment No. 2 (the “Amendment”) to that certain Amended and Restated Stock Exchange Agreement, dated as of September 6, 2024 (the “Original Agreement”), by and among the Company, Spetner Associates, Inc. (“Spetner”), Jonathan Spetner, and Agudath Israel of America (“Agudath”), as amended on October 29, 2024 (“Amendment 1”). Mr. Spetner and Agudath may be referred to herein collectively as the “Sellers” and each individually as a “Seller”.

Pursuant to the Amendment, the Company agreed to issue to each of Mr. Spetner and Agudath 78,500 shares of the Company’s common stock as a non-refundable deposit and a prepayment of a portion of the First Purchase Price, in the amount of $239,425 (collectively the “Additional Deposit Shares”). The Additional Deposit Shares were issued on February 20, 2025.

Further, the Amendment provides that the Additional Deposit Shares, (together with the Deposit Shares, as defined in and as issued pursuant to Amendment 1), shall be deemed a deposit and a prepayment of a portion of the First Purchase Price, and shall constitute a portion of the First Payment Shares, the value of the Deposit Shares and the Additional Deposit Shares, and the portion of the First Purchase Price to be paid by issuance of the First Payment Shares which has been satisfied by the issuance of the Deposit Shares and the Additional Deposit Shares, and collectively, was agreed to be equal to $568,856. The Amendment also sets forth that the purchase price for the First Closing Shares shall be $16,050,000, and that $6,500,000 of the First Purchase Price (the “Cash Payment”), shall be paid to Mr. Spetner.

The Original Agreement, prior to Amendment 1, provided that the First Payment Shares would be issued solely to Mr. Spetner, however, the Amendment provides that, in the event that the First Closing occurs, the issuance of Deposit Shares and the Additional Deposit Shares to Agudath as set forth above shall be deemed to satisfy the obligations of the Company to issue such applicable portion of First Payment Shares to Mr. Spetner.

Further, the Amendment provides that, in the event the First Closing occurs, the Deposit Shares and the Additional Deposit Shares shall be retained by the Sellers and shall constitute payment of a portion of the First Payment Shares. The Deposit Shares and the Additional Deposit Shares shall be non-refundable to the Company unless the First Closing is prevented by the Sellers.

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

We exclude the following items, and the following items define our non-GAAP financial measure AEBITDA:

●	Interest and related party interest expense: Unrelated to core Company operations and excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Depreciation and amortization: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Goodwill and/or asset impairment: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Equity-based compensation: Non-cash compensation provided to employees and service providers, excluded to provide more meaningful supplemental information regarding the Company’s core cash impacted operational performance.
●	Change in estimated acquisition earn-out payables: An Earn-out liability is a liability to the seller upon an acquisition which is contingent on future earnings. These liabilities are valued at each reporting period and the changes are reported as either a gain or loss in the change in estimated acquisition earn-out payables account in the consolidated statements of operations. The gain or loss is non-cash, can be highly volatile and overall is not deemed relevant to ongoing operations, thus, it’s excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Recognition and change in fair value of warrant liabilities: This account includes changes to derivative warrant liabilities which are valued at each reporting period and could result in either a gain or loss. The period changes do not impact cash, can be highly volatile, and are unrelated to ongoing operations, and thus are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Other income, net: This account includes non-routine and/or non-core operating income or expenses and other individually de minimis items and is thus excluded as unrelated to core operations of the company.
●	Transactional costs: This includes expenses related to mergers, acquisitions, financings and refinancings, and amendments or modification to indebtedness. Thes costs are unrelated to primary Company operations and are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Non-standard costs: This account includes non-standard non-operational items, related to costs incurred for a legal suit the Company has filed against one of the third parties involved in the discontinued operations and was excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Loss from discontinued operations before tax: This account includes the net results from discontinued operations, and since discontinued, are unrelated to the Company’s ongoing operations and thus excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.

Refer to the reconciliation of net (loss) income to AEBITDA, illustrated below in tabular format.

Results of Operations

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

The following table sets forth our revenue and expenses for each of the years presented and provides insight into the value and percentage changes:

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS ANALYTICS

	December 31, 2024	December 31, 2023	Value Fluctuation	Percent Fluctuation	Explanations
Commission Income	$14,054,361	$13,731,826	$322,535	2%	Increased commission income primarily driven by sustained organic growth.

Commission Expense (“CE”)	4,189,599	3,732,939	456,660	12%	Increased CE correlated to growth and revenue mix.
Salaries and wages (“S&W”)	7,226,810	7,503,052	(276,242)	-4%	Decreased S&W’s per OneFirm efficiencies and overall leaner operations.
General and administrative expenses (“G&A”)	4,219,635	4,089,989	129,646	3%	Increased G&A is due to general inflation and increased acquisition costs, offset by OneFirm efficiency enhancements.
Marketing and advertising expenses (“M&A”)	357,697	364,974	(7,277)	-2%	M&A decrease consistent with Company’s current marketing strategy.
Change in estimated acquisition earn-out payables	47,761	1,716,873	(1,669,112)	-97%	Decrease pursuant to the settlement of all earn-out payables.
Depreciation and amortization (“D&A”)	1,786,068	2,609,191	(823,123)	-32%	Decrease due to impaired intangible assets no longer incurring D&A.
Asset impairment	3,922,110	-	3,922,110	0%	Increase due to impaired intangible assets write off.
Goodwill Impairment	-	7,594,000	(7,594,000)	-100%

Total operating expenses	21,749,680	27,611,018	(5,861,338)	-21%

Loss from operations	(7,695,319)	(13,879,192)	6,183,873	-45%

Other income (expense)
Interest expense	(1,442,808)	(1,506,186)	63,378	-4%	Decrease per principle payments and decreasing interest rates.
Interest expense related parties	(140,802)	(150,067)	9,265	-6%	Decrease per periodic paydowns on loan balances
Other income, net	51,345	6,530	44,815	686%	Increased other income relates primarily to certain non-recurring sales of accounts.
Recognition and change in fair value of warrant liabilities	156,000	5,503,647	(5,347,647)	-97%	Fluctuation per fair value changes in derivative warrant liabilities and warrants exercised.
Total other (expense) income	(1,376,265)	3,853,924	(5,230,189)	-136%

Loss from continuing operations before tax	(9,071,584)	(10,025,268)	953,684	-10%
Loss from discontinued operations before tax	-	(1,984,714)	1,984,714	-100%
Net loss	$(9,071,584)	$(12,009,982)	$2,938,398	-24%

AEBITDA	$(321,224)	$(526,798)	$205,573	-39%

Non-GAAP Reconciliation from Net Loss to AEBITDA

The following table provides a reconciliation from net loss to AEBITDA (adjusted EBITDA) for the years ended December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
Net loss	$(9,071,584)	$(12,009,982)
Adjustments:
Interest and related party interest expense	1,583,610	1,656,253
Depreciation and amortization	1,786,068	2,609,191
Asset impairment	3,922,110	-
Goodwill impairment	-	7,594,000
Equity-based compensation employees, directors, and service providers	858,108	1,272,155
Change in estimated acquisition earn-out payables	47,761	1,716,873
Other income, net	(51,345)	(6,530)
Transactional costs	636,494	101,500
Non-standard costs	123,554	58,675
Recognition and change in fair value of warrant liabilities	(156,000)	(5,503,647)
Loss from discontinued operations before tax	-	1,984,714
Total adjustments	8,750,360	11,483,185

AEBITDA	$(321,224)	$(526,798)

Liquidity and capital resources

As of December 31, 2024, the Company had a cash balance of approximately $1,798,000, of which approximately $1,425,000 was restricted, and working capital of approximately $416,000, compared with a cash balance of approximately $2,739,000, of which approximately $1,410,000 was restricted and a working capital of approximately $1,189,000 as of December 31, 2023.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact to pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(2,515,000)	$(847,970)
Net cash used and provided in investing activities	(83,228)	710,189
Net cash provided by financing activities	1,657,000	966,923
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(941,000)	$829,142

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was approximately $2,515,000, compared to approximately $848,000 for the year ended December 31, 2023, representing an increase of cash used in operations of $1,667,000, or 197%. The 2024 cash used comprises an approximate net loss of $9,072,000, non-cash positive adjustments of approximately $6,507,000 non-cash adjustments stemming from depreciation and amortization of approximately $1,786,000, asset impairments of $3,922,000, amortization of debt issuance costs of approximately $40,000, equity-based compensation for employees, directors, and service providers of approximately $858,000, change in estimated acquisition earn-out payables of approximately $48,000, non-cash lease expense of approximately $9,000 and off-set by the change in fair value of warrant liability of approximately $156,000, as well as changes in net working capital items in the net amount of approximately $50,000.

Investing Activities

Net cash flows used in investing activities for the year ended December 31, 2024, was approximately $83,000, compared to net cash flows used in investing activities of approximately $710,000 for the year ended December 31, 2023. The 2024 net cash used comprises of cash spent for the purchase of property, equipment, and intangible assets.

Financing Activities.

Net cash provided by financing activities for the year ended December 31, 2024, was approximately $1,657,000, as compared to $967,000 for the year ended December 31, 2023. The 2024 net cash provided primarily comprises cash proceeds from an ATM offering of approximately $3,713,000, offset by debt principal repayments of approximately $1,397,000, payments on related party loans of approximately $661,000 and cash provided by proceeds net of payments on short term financings of approximately $3,000.

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

The Company earns additional revenue including contingent commissions, profit-sharing, override and bonuses based on meeting certain revenue or profit targets established periodically by the carriers (collectively, the “Contingent Commissions”). The Contingent Commissions are earned when the Company achieves the targets established by the insurance carriers. The insurance carriers notify the company when it has achieved the target. The Company only recognizes revenue to the extent that it is probable that a significant reversal of the revenue will not occur.

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

As of December 31, 2024, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2024, our Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

During fiscal year 2024, the Company revised its internal controls over its goodwill evaluation process to ensure that any testing performed at interim dates are rolled forward to the reporting date, as well as to earnings per share (“EPS”), where specialists are utilized when a complex EPS structure may exist. Aside from the foregoing, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 5, 2025, the Company and Americana entered into a Revolving Credit Facility Agreement (the “Credit Agreement”) pursuant to which Americana agreed to extend a revolving credit facility of up to $600,000 to the Company, to provide additional working capital for the Company to cover its incremental Spetner acquisition related costs, as well as for general working capital uses. Subject to the terms and conditions of the Credit Agreement and the other transaction documents, and in reliance upon the representations and warranties set forth therein, Americana agreed to make loans to the Company from time to time, pursuant to the terms of the Credit Agreement, until, but not including, the Maturity Date (as hereinafter defined), provided, however, that the aggregate principal balance of all loans outstanding at any time under the Credit Agreement will not exceed the Loan Availability, defined in the Credit Agreement as $600,000 less any obligations the Credit Agreement and related transaction documents. Loans made by Americana may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again up to, but not including, the Maturity Date, unless the loans are otherwise terminated or extended as provided in the Credit Agreement. The “Maturity Date” means the earlier of (i) 12 months from March 5, 2025; (ii) the date of prepayment of the Revolving Note (as hereinafter defined) by the Company (subject to the terms of the Credit Agreement) and the termination of the Credit Agreement as of such date; or (iii) the date of the occurrence of an Event of Default (as defined in the Credit Agreement) and acceleration of the Revolving Note pursuant to the Credit Agreement.

Subject to the terms and conditions of the Credit Agreement, any request for a loan under the Credit Agreement may be made from time to time and in such amounts as the Company may choose.

On or about March 5, 2025, Americana provided the Company an initial loan under the Credit Agreement in the amount of $500,000, of which $450,000 remains outstanding as of March 6, 2025.

Loans under the Credit Agreement bear interest at the rate of 0.1% per annum.

No principal or interest payments are due as to any loan under the Credit Agreement prior to the Maturity Date, and there are no prepayment penalties.

Pursuant to the terms of the Credit Agreement, on March 5, 2025, the Company executed an unsecured revolving promissory note (the “Revolving Note”) to evidence the loans under the Credit Agreement, in favor of Americana in the principal amount of $600,000.

The foregoing description of the Credit Agreement and Revolving Note is subject to and qualified in its entirety by reference to the full text of the Credit Agreement and the Revolving Note, copies of which are attached hereto as Exhibits 10.41 and 10.42, respectively, to this Annual Report on Form 10-K, and the terms of which are incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this Item is incorporated by reference to our definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Code of Ethics and Business Conduct

Our Board has adopted a Code of Ethics and Business Conduct that applies to all of our employees, officers and directors including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics and Business Conduct has been filed with the SEC, and is available free of charge, upon request to our Corporate Secretary at Reliance Global Group, Inc., 300 Blvd. of the Americas, Suite 105, Lakewood, NJ 08701; telephone number: (732) 380-4600. Any substantive amendment to the Code of Ethics and Business Conduct, and any waiver of the Code of Ethics and Business Conduct for executive officers or directors, will be made only after approval by the Board or a committee of the Board and will be disclosed on our website at relianceglobalgroup.com. In addition, any such waiver will be disclosed within four business days on a Form 8-K filed with the SEC if then required by applicable rules and regulations.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item is incorporated by reference to our definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Incentive Plans

Since 2019, the Company has adopted the Reliance Global Group, Inc. 2019 Equity Incentive Plan (the “2019 Plan”), 2023 Equity Incentive Plan (the “2023 Plan”), 2024 Equity Incentive Plan (the “2024 Equity Plan”), and the 2024 Omnibus Incentive Plan (the “2024 Omnibus Plan” and collectively with the 2019 Plan, the 2023 Plan, and the 2024 Equity Plan, the “Plans”). The purpose of the Plans is to provide a means through which the Company and its subsidiaries may attract and retain key personnel, and to provide a means whereby directors, officer, employees, consultants, and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, thereby strengthening their commitment to the welfare of the Company and its subsidiaries and aligning their interests with those of the Company’s stockholders. The Plans provide for various stock-based incentive awards, including incentive and non-qualified stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards. The Plans each, respectively, terminate 10 years after each becoming effective, unless terminated earlier by the Board of Directors.

A total of 1,167,451 shares of common stock were reserved for issuance under the Plans, and as of December 31, 2024, there remain 1,002,407 shares available for issuance. Subsequent to December 31, 2024, the Company granted 999,993 shares to certain directors, officers and employees, which resulted in 2,414 shares remaining available for issuance under the Plans.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its Plans as of December 31, 2024, which had outstanding grants and remaining unissued shares, taking into account issuance of restricted stock to officers and directors, as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	17	$3,497	1,002,407
Equity compensation plans not approved by security holders	-	-	-
Total	16	$3,497	1,002,407

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

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

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm PCAOB ID 1013

Shareholders and Board of Directors

Reliance Global Group, Inc. and Subsidiaries

Lakewood, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Reliance Global Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2023 consolidated financial statements to retrospectively apply the effects of the 1:17 reverse stock split as discussed in Note 11 and to retrospectively apply the change in accounting for ASU 2023-07 Segmented Reporting (Topic 280) Improvements to Reportable Segment Disclosures discussed in Notes 2 and 17. In our opinion, such adjustments and disclosures are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to these adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Evaluation of Goodwill and Long-Lived Assets

Critical Audit Matter Description

As described in Notes 6 to the consolidated financial statements, the Company’s consolidated goodwill and intangible assets balances were $6,693,099 and $5,423,897, respectively, as of December 31, 2024. Management tests goodwill and intangible assets for impairment at least annually, or more frequently should an event or a change in circumstances occur that would indicate the carrying value may be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill and intangible assets associated with the reporting unit. As a result of management’s assessment, the Company did not recognize an impairment charge to goodwill but did recognize an impairment to intangible assets of $3,922,110 during the year ended December 31, 2024.

The principal considerations for our determination that the goodwill and intangible asset impairment assessment was a critical audit matter are that there is significant judgment in selection of the valuation methods to use, along with assumptions used to estimate the future revenues and cash flows, including revenue growth rates, operating expenses and cash outflows necessary to support the cash flows, weighted average cost of capital and future market conditions as well as the valuation methodologies applied by the Company. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to managements inputs and selection of methods used. In addition, the audit effort involved the use of auditor employed professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

How the Critical Matter Was Addressed in the Audit

The primary audit procedures to address this critical audit matter included:

●	Obtained an understanding over the Company’s process for evaluating whether an event of a change in circumstances has occurred and would indicate the carrying value of goodwill and intangible assets may be impaired.

●	Utilizing a firm employed valuation specialist with the skills and knowledge to assist in evaluating the reasonableness of the valuation methods selected by management to determine the fair value of the Company, evaluating management’s significant assumptions by comparing inputs to market data, and performing a control premium sensitivity study to determine the impact to the market participant acquisition approach, and performing recalculations of the method utilized by management.

●	Testing the completeness and accuracy of the underlying data utilized by management in their evaluation of goodwill and intangible assets impairment.

/s/ Urish Popeck & Co., LLC

We have served as the Company's auditor since 2024

Pittsburgh, Pennsylvania

March 6, 2025

Report of Independent Registered Public Accounting Firm PCAOB ID 339

To the Stockholders and the Board of Directors of

Reliance Global Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the effects of the 1-for-17 reverse stock split discussed in Note 11 and to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Notes 2 and 17, the accompanying consolidated balance sheet of Reliance Global Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements) (the 2023 financial statements before the effects of the adjustments discussed in Notes 2, 11 and 17 are not presented herein). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the 1-for-17 reverse stock split described in Note 11 and to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Notes 2 and 17, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the effects of the 1-for-17 reverse stock split described in Note 11 and to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Notes 2 and 17 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Urish Popeck & Co., LLC.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Mazars USA LLP

We served as the Company’s auditor from 2020 to 2024.

Fort Washington, Pennsylvania

April 4, 2024

Reliance Global Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$372,695	$1,329,016
Restricted cash	1,424,999	1,409,895
Accounts receivable	1,460,314	1,298,863
Accounts receivable, related parties	7,813	6,603
Other receivables	42,184	899
Prepaid expense and other current assets	681,450	333,756
Total current assets	3,989,455	4,379,032
Property and equipment, net	133,908	139,999
Right-of-use assets	1,052,926	739,830
Intangibles, net	5,423,897	11,042,757
Goodwill	6,693,099	6,693,099
Other non-current assets	21,792	20,292
Total assets	$17,315,077	$23,015,009

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities	$1,186,968	$835,483
Short term financing agreements	58,829	56,197
Current portion of loans payables, related parties	453,177	454,953
Other payables	38,814	7,414
Current portion of long-term debt	1,591,919	1,390,766
Operating lease liability, current portion	244,057	285,171
Earn-out liability, current portion	-	159,867
Total current liabilities	3,573,764	3,189,851

Loans payable, related parties, less current portion	428,052	897,529
Long term debt, less current portion	9,468,400	11,026,971
Operating lease liability, less current portion	847,293	484,335
Warrant liabilities	326	268,993
Total liabilities	14,317,835	15,867,679
Stockholders’ equity:
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.086 par value; 117,647,059 shares authorized and 2,250,210 and 280,117 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	193,484	24,089
Additional paid-in capital	50,877,307	46,125,206
Accumulated deficit	(48,073,549)	(39,001,965)
Total stockholders’ equity	2,997,242	7,147,330
Total liabilities and stockholders’ equity	$17,315,077	$23,015,009

The accompanying notes are an integral part of these consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Revenue
Commission income	$14,054,361	$13,731,826
Total revenue	14,054,361	13,731,826

Operating expenses
Commission expense	4,189,599	3,732,939
Salaries and wages	7,226,810	7,503,052
General and administrative expenses	4,219,635	4,089,989
Marketing and advertising expenses	357,697	364,974
Change in estimated acquisition earn-out payables	47,761	1,716,873
Depreciation and amortization	1,786,068	2,609,191
Asset impairments	3,922,110	-
Goodwill Impairment	-	7,594,000
Total operating expenses	21,749,680	27,611,018

Loss from operations	(7,695,319)	(13,879,192)

Other (expense) income
Interest expense	(1,442,808)	(1,506,186)
Interest expense related parties	(140,802)	(150,067)
Other income, net	51,345	6,530
Recognition and change in fair value of warrant liabilities	156,000	5,503,647
Total other (expense) income	(1,376,265)	3,853,924

Loss from continuing operations before tax	(9,071,584)	(10,025,268)
Loss from discontinued operations before tax	-	(1,984,714)
Net loss	$(9,071,584)	$(12,009,982)

Basic loss per share
Continuing operations	$(9.01)	$(75.74)
Discontinued operations	$-	$(11.96)
Basic loss per share	$(9.01)	$(87.70)

Diluted loss per share
Continuing operations	$(9.01)	$(75.74)
Discontinued operations	$-	$(11.96)
Diluted loss per share	$(9.01)	$(87.70)

Weighted average number of shares outstanding – Basic	1,007,020	165,899

Weighted average number of shares outstanding – Diluted	1,007,020	165,899

The accompanying notes are an integral part of these consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	280,117	$24,089	$46,125,206	$(39,001,965)	$7,147,330

Common share payments for earn-outs	30,029	2,582	15,046	-	17,628

Common shares issued for ATM share sales	1,139,501	97,998	3,615,141	-	3,713,139

Common shares issued for Series F warrants	42,545	3,659	(3,659)	-	-

Common share-based compensation	119,054	10,232	523,399	-	533,631

Common shares issued for Series B warrants	39,569	3,403	109,263	-	112,666

Common shares issued for abeyance share conversions	59,471	5,115	(5,115)	-	-

Common shares issued for Series G warrants	192,236	16,532	(16,532)	-	-

Shares issued due to a reverse split	110,350	9,490	(9,490)	-	-

Common shares issued for services	97,274	8,338	206,662	-	215,000

Common shares issued for an acquisition prepayment	140,064	12,046	317,386	-	329,432

Net loss	-	-	-	(9,071,584)	(9,071,584)

Balance December 31, 2024	2,250,210	$193,484	$50,877,307	$(48,073,549)	$2,997,242

The accompanying notes are an integral part of these consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	71,740	$6,170	$35,896,852	$(26,991,983)	$8,911,039

Share-based compensation	45,094	3,878	871,228	-	875,106

Common shares issued for earnout liabilities	37,425	3,219	2,997,826	-	3,001,045

Common shares issued to settle convertible debt,	3,926	338	644,662	-	645,000

Round up of shares due to reverse split	902	78	(78)	-	-

Shares issued in 2023 private placement	9,120	784	3,445,700	-	3,446,484

Common shares issued for services	15,330	1,318	588,542	-	589,860

Common shares issued for Series B warrants	21,957	1,886	658,624	-	660,510

Common shares issued for Series E warrants	52,800	4,541	(6,245)	-	(1,704)

Common shares issued for Series F warrants	21,823	1,877	1,028,095	-	1,029,972

Net loss	-	-	-	(12,009,982)	(12,009,982)

Balance, December 31, 2023	280,117	$24,089	$46,125,206	$(39,001,965)	$7,147,330

The accompanying notes are an integral part of these consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31, 2024
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,071,584)	$(12,009,982)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,786,068	2,609,191
Asset impairments	3,922,110	-
Goodwill impairment	-	7,594,000
Amortization of debt issuance costs and accretion of debt discount	39,965	46,883
Non-cash operating lease expense amortization	8,746	(5,377)
Equity based compensation expense	533,631	875,106
Equity based payments to service providers	324,477	397,049
Recognition and change in fair value of warrant liability	(156,000)	(5,503,647)
Earn-out fair value and write-off adjustments	47,761	1,716,873
Change in operating assets and liabilities:
Accounts receivable	(161,450)	(304,542)
Accounts receivable, related parties	(1,209)	11,689
Other receivables	(41,286)	10,565
Prepaid expense and other current assets	(127,739)	104,590
Other non-current assets	(1,500)	2,992
Accounts payable and other accrued liabilities	351,486	(48,266)
Other payables	31,400	(93,699)
Net cash used in continuing operating activities	$(2,515,124)	$(4,596,575)

Net cash adjustments for discontinued operating activities	-	3,748,605

Total net cash used in continuing and discontinued operating activities	$(2,515,124)	$(847,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in NSURE	-	900,000
Purchase of property and equipment	(24,257)	(22,864)
Purchase of intangibles	(58,971)	(166,947)
Net cash (used in) provided by investing activities	$(83,228)	$710,189

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(1,397,383)	(1,090,622)
Proceeds from short term financings	199,948	241,975
Principal repayments of short-term financings	(197,316)	(322,095)
Payments of loans payable, related parties	(661,253)	(1,045,164)
Payments of earn-out liabilities	-	(419,225)
Proceeds from exercise of warrants into common stock	-	1,028,270
Payments of convertible debt, related parties	-	(855,000)
Proceeds from common shares issued through an at the market offering	3,713,139	-
Private placement of shares and warrants	-	3,446,484
Net cash provided by continuing financing activities	$1,657,135	$984,623

Net cash used in discontinued financing activities	-	(17,700)

Total net cash provided by continuing and discontinued financing activities	1,657,135	966,923

Net (decrease) increase in cash and restricted cash	(941,217)	829,142
Cash and restricted cash at beginning of year	2,738,911	1,909,769
Cash and restricted cash at end of year	$1,797,694	$2,738,911
SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH TRANSACTIONS:
Cash paid during the period for:
Interest	$1,580,686	$1,612,829
Noncash investing and financing transactions:
Common shares issued to settle convertible debt, related parties	$-	$645,000
Common shares issued for earnout liabilities	$17,628	$3,001,045
Common shares issued for Series B warrants	$112,666	$660,510
Common stock issued for pre-paid assets	$-	$192,811
Common shares issued for an acquisition prepayment	$329,432	$-
Lease assets acquired in exchange for lease liabilities	$489,634	$156,542

The accompanying notes are an integral part of these consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Reliance Global Group, Inc. (formerly known as Ethos Media Network, Inc.) (“RELI”, “Reliance”, or the “Company”) was incorporated in Florida on August 2, 2013, and is a holding company that acquires, owns and operates insurance agencies throughout the United States and is a pioneer in the Insurtech space.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounting of Reliance Global Group, Inc., and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Reliance operates as a single operating segment.

Liquidity

As of December 31, 2024, the Company’s reported cash and restricted cash aggregated balance was approximately $1,798,000, current assets were approximately $3,989,000, while current liabilities were approximately 3,574,000. As of December 31, 2024, the Company had working capital of approximately $416,000 and stockholders’ equity of approximately $2,997,000. For the year ended December 31, 2024, the Company reported a loss from operations of approximately $7,695,000, of which $3,922,000 was related to asset impairments. The Company also reported other expense, primarily interest expense of approximately $1,376,000, which resulted in a net loss of $9,072,000.

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

The reconciliation of cash and restricted cash reported within the applicable balance sheet accounts that sum to the total of cash and restricted cash presented in the statement of cash flows is as follows:

	December 31, 2024	December 31, 2023
Cash	$372,695	$1,329,016
Restricted cash	1,424,999	1,409,895
Total cash and restricted cash	$1,797,694	$2,738,911

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

As of December 31, 2024, and 2023 respectively, the Company’s balance sheet includes certain financial instruments, including cash, accounts payable, and short and long-term debt. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amounts of long-term debt approximate their fair value as the variable interest rates are based on a market index.

Warrant Liabilities: The Company’s warrant liabilities (see Note 9, Warrant Liabilities) represent liability-classified derivative financial instruments recorded at fair value on a recurring basis. The fair value of the Warrant Liabilities includes significant inputs unobservable in the market and thus are considered Level 3. The Company measures fair value of its material warrant liabilities at issuance, and subsequently at each balance sheet date, using a binomial option pricing model. As of December 31, 2024, the Company did not have any material Warrant Liabilities, and as of December 31, 2023, the significant unobservable inputs, unadjusted for the Reverse Split-2024, can be summarized as follows; stock price - $0.54, volatility - 110.0%, time to expiry – 4.99, dividend yield – 0%, risk free rate – 3.8%.

The following reconciles the warrant liabilities for the years ended December 31, 2024 and 2023:

	Years ended December 31, 2024 and 2023
	Series B warrant liabilities	Placement agent warrants	Total
Beginning balance, December 31, 2022	$6,384,250	$48,900	$6,433,150
Unrealized (gain) loss	(5,534,931)	(48,575)	(5,583,506)[1]
Warrants exercised or transferred	(580,651)	-	(580,651)
Ending balance, December 31, 2023	268,668	325	268,993
Unrealized (gain) loss	(156,000)	-	(156,000)
Warrants exercised or exchanged	(112,667)	-	(112,667)
Ending balance, December 31, 2024	$-	$325	$325

[1]	Recognition and change in fair value of warrant liabilities per income statement is $5,503,647. The difference of $79,859 is made up of the Warrant issuance costs.

Earn-out liabilities: The Company utilizes two valuation methods to value its material Level 3 earn-out liabilities, (a) the income valuation approach, and (b) the Monte Carlo simulation method. Key valuation and unobservable inputs for the income valuation approach include contingent payment arrangement terms, projected revenues and cash flows, rates of return, discount rates and probability assessments. The Monte Carlo simulation method includes key valuation and unobservable inputs such as, but not limited to, WACC, Volatility, Credit spread, discount rates and stock price.

The following table reconciles fair value of earn-out liabilities for the years ending December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Beginning balance – January 1	$159,867	$2,709,478

Acquisitions and Settlements	-	(3,260,403)

Period adjustments:
Fair value and estimate changes*	47,761	1,716,873
Earn-out payable in common shares	(17,628)	(159,867
Earn-out transferred to loans payable, related parties	(190,000)	(846,214

Ending balance	$-	$159,867
Less: Current portion	-	(159,867)
Ending balance, less current portion	$-	$-

*	Recorded as change in estimated acquisition earn-out payables on the consolidated statements of operations.

Deferred Financing Costs

The Company has recorded deferred financing costs because of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of December 31, 2024, and 2023, unamortized deferred financing costs were $233,900 and $273,864, respectively and are netted against the related debt.

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

The adoption of Topic 326 did not significantly change our approach to the valuation of trade receivables. The Company determines whether there is an expected loss on our accounts receivable by reviewing all available data, including our customers’ latest available financial statements, their credit standing, our historical collection experience, and current and future market and economic conditions. As of December 31, 2024, and December 31, 2023, it was not deemed necessary to recognize any allowance for credit losses on our trade receivables.

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

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Year ended	Medical	Life	Property and Casualty	Total

December 31, 2024	$10,436,750	$171,949	$3,445,662	$14,054,361
December 31, 2023	$10,825,064	$170,759	$2,735,463	$13,731,826

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

Equity-Based Compensation

Equity-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service or vesting period, based on the terms of the awards. The fair value of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term. To the extent possible, the Company will estimate and recognize expected forfeitures.

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

The Company is the lessee in a contract when the Company obtains the right to use an asset. We currently lease real estate and office space under non-cancelable operating lease agreements. When applicable, consideration in a contract is allocated between lease and non-lease components. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of December 31, 2024, or 2023. Operating leases are included in the line items right-of-use assets, current portion of leases payable, and leases payable, less current portion in the consolidated balance sheets. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statement of operations. The Company determines a lease’s term by agreement with lessor and includes lease extension options and variable lease payments when option and/or variable payments are reasonably certain of being exercised or paid.

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

Discontinued Operations

The Company’s board of directors approved the discontinuation and abandonment of Medigap Healthcare Insurance Company, LLC (“Medigap”), a subsidiary of the Company, effective April 17, 2023, due to Medigap’s sustained recurring losses stemming from amongst other factors, greater than anticipated revenue chargebacks. The Company was unable to divest its interest in Medigap for value, and accordingly, operations were wound down in an orderly manner. In doing so, the Company transferred to its operating entity, Medigap’s customer relationships and internally developed and purchased software intangible assets, with net of amortization combined value of approximately $4,300,000, as well as, its short-term financing arrangement of $29,500, and each are respectively classified at their adjusted book values in the intangible assets and short term financing agreements accounts in the consolidated balance sheet as of, December 31, 2023. These assets had continued value to the Company and were initially not impaired as the fair value exceeded carrying cost. However, as further described in Note 6, Goodwill and Other Intangible Assets, the Company subsequently impaired these assets during fiscal year 2024. Medigap’s remaining assets were considered to have no remaining asset value and were fully impaired. Certain liabilities and estimated liabilities as outlined in the tables herein, were discharged and/or written-off in conjunction with the Settlement Agreement (as defined below) because of them having a net zero dollar estimated liability value. Accordingly, the Company recognized a net of estimated liability adjustments gain/loss of approximately $0, and an impairment loss of approximately $4,400,000, presented in income (loss) from discontinued operations in the consolidated statements of operations for the year ended December 31, 2023. As part of the abandonment, the Company cancelled third party contracts, settled outstanding vendor and other third-party obligations, ceased to enter new customer contracts via Medigap, and no further customer performance obligations existed. The Company does not expect further continuing involvement with Medigap, and in accordance with ASC 205-20-45-9, no corporate overhead has been allocated to discontinued operations.

Settlement Agreement: On June 30, 2023, the Company entered into a confidential settlement agreement and mutual release (the “Settlement Agreement”) with certain Medigap affiliated entities and persons, and the former owners of Medigap, whereby the Company would receive a settlement payment, net of costs, of $2,761,190 and was released from all past and future Medigap obligations and liabilities. The settlement payment was received in full by the Company in July 2023 and is recorded as income (loss) from discontinued operations in the consolidated statements of operations for the year ended December 31, 2023.

The were no discontinued operations related assets and/or liabilities for inclusion in the consolidated balance sheets as of, December 31, 2024 and 2023.

The following table rolls forward Medigap’s assets and liabilities from their carrying values pre-abandonment to their values post abandonment, and presents the impact of reclassifications, impairments, and write-offs:

Medigap Related Assets	Carrying Value Prior To Abandonment	Asset and Liability Transfers Retained by the Company	Asset Impairments and Liability Write-Offs	Carrying Value as of December 31, 2023

Accounts receivable	$56,398	$-	$(56,398)	$-
Accounts receivable, related party	3,595	-	(3,595)	-
Other receivables	5,388	-	(5,388)	-
Current assets – Medigap	$65,381	$-	$(65,381)	$-

Property and equipment, net	$22,378	$-	$(22,378)	$-
Right-of-use assets	119,594	-	(119,594)	-
Intangibles, net	4,570,536	(4,258,214)[1]	(312,322)	-
Goodwill	4,825,634	-	(4,825,634)	-
Other assets - Medigap	$9,538,142	$(4,258,214)	$(5,279,928)	$-

Total assets - Medigap	$9,603,523	$(4,258,214)	$(5,345,309)	$-

Accounts payable and other accrued liabilities	$4,157	$-	$(4,157)	$-
Short term financing agreements	29,500	(29,500)	-	-
Chargeback reserve	831,725	-	(831,725)[2]	-
Current portion of leases payable	134,517	-	(134,517)[3]	-
Other liabilities	9,842	-	(9,842)[3]	-
Current liabilities - Medigap	$1,009,741	$(29,500)	$(980,241)	$-

Total liabilities - Medigap	$1,009,741	$(29,500)	$(980,241)	$-

Net assets and liabilities - Medigap	$8,593,782	$(4,228,714)	$(4,365,068)	$-

1	Includes customer relationships and internally developed and purchased software intangible assets that have continued value to the Company and have not been impaired as the fair value exceeds carrying cost. See Note 6, Goodwill and Other Intangible Assets where during fiscal year 2024, the Company subsequently impaired these assets.
2	Estimated liability write-off per net zero dollar estimated liability value.
3	Liability discharge pursuant to the Settlement Agreement.

The following tables disaggregate the major classes of pretax gain and loss as presented in discontinued operations in the consolidated statements of operations.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Income
Commission income	$-	$744,030

Expenses
Commission expense	-	110,639
Salaries and wages	-	454,663
General and administrative	-	129,363
Marketing and advertising	-	426,818
Depreciation and amortization	-	7,283
Other expenses (income)	-	(3,902)
Total discontinued operations expenses before impairments and write-offs	-	1,124,864
Total discontinued operations income / (loss) before impairments and write-offs	$-	$(380,834)
Gains and (losses) from recoveries and impairments / write-offs of discontinued operations assets and liabilities

Settlement Recovery, net of costs	$-	$2,761,190

Asset impairment losses
Accounts receivable	-	56,398
Accounts receivable, related parties	-	3,595
Other receivables	-	5,388
Property and equipment, net	-	22,378
Right-of-use assets	-	119,593
Intangibles, net	-	312,322
Goodwill	-	4,825,634
Total asset impairments	$-	$5,345,308

Liability write-off gains
Accounts payable and other accrued liabilities	-	4,154
Other payables	-	9,842
Chargeback reserve	-	831,725
Current portion of leases payable	-	134,517
Total liability write-off gains	$-	$980,238

Discontinued operations net asset and liability impairments / write-offs gains and (losses)	$-	$4,365,070

Net gains and (losses) from recoveries and impairments / write-offs from discontinued operations assets and liabilities	$-	$(1,603,880)

Loss from discontinued operations before tax	$-	$(1,984,714)

Consolidated statement of operations - Loss from discontinued operations before tax	$-	$(1,984,714)

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands reportable segment disclosures by requiring disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss as well as an amount and description of other segment items. ASU 2023-07 also requires interim disclosures of a reportable segment’s profit or loss and assets, disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update are required to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note 17 – Segment Reporting for further information.

NOTE 3. STRATEGIC INVESTMENTS AND BUSINESS COMBINATIONS

To date, we have acquired nine insurance agencies (see table below). As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

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

During the fourth quarter of the year ended December 31, 2022, the Company sold 131,345 of its NSURE shares to unaffiliated third parties, receiving cash proceeds of $450,000. During April 2023, the Company sold its remaining 262,684 of NSURE shares to unaffiliated third parties, receiving the shares’ cost basis and cash proceeds of $900,000. The Company’s remaining NSURE share balance as of December 31, 2024 and December 31, 2023, was $0.

The Company measured the NSURE shares subsequent to acquisition in accordance with ASC 321-10-35-2, at cost less impairment since no readily determinable fair value was available to the Company. The investment was reviewed for impairment at each reporting period by qualitatively assessing any indicators demonstrating fair value of the investment is less than carrying value. The Company did not observe any price changes resulting from orderly transactions for identical or similar assets for the years ended December 31, 2023. ASC 321-10-50-4 further requires an entity to disclose unrealized gains and losses for periods that relate to equity securities held at a reporting date. To date, the Company has not recognized any unrealized gains or losses on NSURE security.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2024	December 31, 2023
Computer equipment	$123,886	$110,350
Office equipment and furniture	47,653	47,652
Leasehold Improvements	131,098	120,378
Property and equipment	302,637	278,380
Less: Accumulated depreciation	(168,729)	(138,381)
Property and equipment, net	$133,908	$139,999

Depreciation expense associated with property and equipment, is included within depreciation and amortization in the Company’s consolidated statements of operations and is $30,348 and $45,632 for the years ended December 31, 2024, and 2023, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC 350-20-35-45, all the Company’s goodwill is assigned to a single operating and reporting unit. All acquisitions made by the Company are in one general insurance agency industry and operate in a very similar economic and regulatory environment. The Company’s operations team leadership reports directly to the Chief Executive Officer (“CEO”) on a quarterly basis. Additionally, the CEO who is responsible for the strategic direction of the Company reviews the operations of the insurance agency business collectively, as one segment.

For the year ended December 31, 2023, due to a declining market capitalization, the Company performed a quantitative goodwill impairment test utilizing the discounted cash flow method of the income approach with market participant control adjustments in consideration of market capitalization, and concluded that the Company’s carrying value of equity exceeded its fair value of equity in the approximate amount of $7,594,000 which the Company recognized as a goodwill impairment charge, presented in the goodwill impairment account on the consolidated statements of operations for the year ended December 31, 2023. The Company also recognized an additional goodwill impairment of $4,825,634 upon the abandonment of Medigap, presented in the loss from discontinued operations before tax account in the consolidated statements of operations for the year ended December 31, 2023.

The following table rolls forward the Company’s goodwill balance for the periods ended December 31, 2024 and 2023 exclusive of discontinued operations.

Goodwill
December 31, 2022	$14,287,099
Goodwill impairment	(7,594,000)
December 31, 2023, and December 31, 2024	6,693,099

The following table rolls forward the Company’s goodwill balance for the periods ended December 31, 2024, and December 31, 2023 inclusive of discontinued operations.

Goodwill
December 31, 2022	$19,112,733
Goodwill impairment (Medigap-discontinued operations)	(4,825,634)
Goodwill impairment	(7,594,000)
December 31, 2024	6,693,099

Intangible Asset Impairments: During the year ended December 31, 2024, certain intangible assets stemming from discontinued operations which were originally transferred to the Company’s operating entity, were determined to have carrying values exceeding fair value, and thus were considered impaired. These intangible assets consisted of customer relationships, and internally developed and purchased software, with respective net of accumulated amortization asset values of $3,802,438, $65,411, and $54,261. The write-offs resulted in a total asset impairment charge of $3,922,110, recorded in the asset impairment account on the consolidated statements of operations for the year ended December 31, 2024.

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2024:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	1.8	$1,808,087	$(1,586,651)	$221,436
Internally developed software	2.3	1,733,817	(948,706)	785,111
Customer relationships	5.8	7,372,290	(3,180,376)	4,191,914
Purchased software	2.0	565,704	(563,470)	2,234
Non-competition agreements	1.3	3,504,810	(3,281,608)	223,202
Total		$14,984,708	$(9,560,811)	$5,423,897

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2023:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	1.5	$1,807,189	$(1,320,939)	$486,250
Internally developed software	3.2	1,798,922	(650,029)	1,148,893
Customer relationships	8.0	11,922,290	(3,193,629)	8,728,661
Purchased software	0.3	667,206	(618,418)	48,788
Video Production Assets	-	50,000	(50,000)	-
Non-competition agreements	0.9	3,504,810	(2,874,645)	630,165
Total		$19,750,417	$(8,707,660)	$11,042,757

Amortization expense is $1,755,721 and $2,563,559 for the years ended December 31, 2024, and 2023, respectively.

The following table reflects expected amortization expense as of December 31, 2024, for each of the following five years and thereafter:

Years ending December 31,	Amortization Expense
2025	$1,404,828
2026	1,156,003
2027	815,374
2028	724,553
2029	523,619
Thereafter	799,520
Total	$5,423,897

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Significant components of accounts payable and accrued liabilities were as follows:

	December 31, 2024	December 31, 2023

Accounts payable	$936,952	$635,339
Accrued expenses	83,983	40,540
Accrued credit card payables	120,119	54,416
Other accrued liabilities	45,914	105,188
Total	$1,186,968	$835,483

NOTE 8. LONG-TERM DEBT

The composition of the long-term debt follows:

	December 31, 2024	December 31, 2023

Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, variable interest of Prime Rate plus 2.5%, maturing August of 2028, net of deferred financing costs of $7,950 and $10,069 as of December 31, 2024 and 2023, respectively	$305,996	$369,602
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, variable interest of Prime Rate plus 1.5%, maturing December 2028, net of deferred financing costs of $9,974 and $12,525 as of December 31, 2024 and 2023, respectively	507,307	604,830
Oak Street Funding LLC Term Loan for the acquisition of SWMT, variable interest of Prime Rate plus 2.0%, maturing April 2029 net of deferred financing costs of $6,260 and $7,733 as of December 31, 2024 and 2023, respectively	593,527	695,758
Oak Street Funding LLC Term Loan for the acquisition of FIS, variable interest of Prime Rate plus 2.0%, maturing May 2029, net of deferred financing costs of $25,209 and $31,026 as of December 31, 2024 and 2023, respectively	1,505,894	1,758,558
Oak Street Funding LLC Term Loan for the acquisition of ABC, variable interest of Prime Rate plus 2.0%, maturing September 2029, net of deferred financing costs of $29,169 and $35,649 as of December 31, 2024 and 2023, respectively	2,514,031	2,899,409
Oak Street Funding LLC Term Loan, variable interest of Prime Rate plus 2.5%, maturing May 2032, for the acquisition of Barra, net of deferred financing costs of $155,337 and $176,762 as of December 31, 2024 and December 31, 2023, respectively	5,633,564	6,089,580
	11,060,319	12,417,737
Less: current portion	(1,591,919)	(1,390,766)
Long-term debt	$9,468,400	$11,026,971

Oak Street Funding LLC – Term Loans and Credit Facilities

During the year of 2018 the Company entered into two debt agreements with Oak Street Funding LLC (“Oak Street”). On August 1, 2018, EBS and USBA entered into a Credit Agreement with Oak Street whereby EBS and USBA borrowed $750,000 from Oak Street under a Term Loan. The Term Loan is secured by certain assets of the Company. Interest accrues at a variable rate of Prime Rate plus 2.5% on the basis of a 360-day year, maturing 120 months from the Amortization Date (September 25, 2018). The Company incurred debt issuance costs associated with the Term Loan in the amount of $22,188. On December 7, 2018, CCS entered into a Facility with Oak Street whereby CCS borrowed $1,025,000 from Oak Street under a senior secured amortizing credit facility. The borrowing rate under the Facility is a variable rate equal to Prime plus 1.50% and matures 10 years from the closing date. The Company incurred debt issuance costs associated with the Facility in the amount of $25,506, which were deferred and are amortized over the length of the Facility.

During the year of 2019 the Company entered in a number of Credit Agreements with Oak Street whereby the Company borrowed a total amount of $7,912,000 under the Term Loans. The Term Loans are secured by certain assets of the Company. The borrowing rates under the Facility is a variable rate equal to Prime plus 2.00% and matures 10 years from the closing date. The Company recorded debt issuance costs associated with the loans in total of $181,125.

On April 26, 2022 the Company entered into a secured promissory note (the Note) with Oak Street subject to the terms of the Master Credit Agreement, whereby the Company borrowed $6,250,000 with a maturity date of May 25, 2032. The Note is secured by certain assets of the Company and subject to certain financial covenants. Interest accrues at the Prime Rate plus 2.50% on the basis of a 360-day year. The Company incurred debt issuance costs associated with the Note of $214,257.

Aggregated cumulative maturities of long-term obligations (including the Term Loan and the Facility), excluding deferred financing costs, as of December 31, 2024 are:

Fiscal year ending December 31,	Maturities of Long-Term Debt
2025	$1,591,919
2026	1,755,061
2027	1,934,939
2028	2,096,550
2029	1,537,789
Thereafter	2,377,961
Total	11,294,219
Less debt issuance costs	(233,900)
Total	$11,060,319

Short-Term Financings

The Company has short-term notes payable for financed items such as insurance premiums. Total financed for the year ended December 31, 2024 and 2023 respectively was approximately $160,000 and $181,000. These are normally paid in equal installments over a period of twelve months or less and carry interest rates ranging between 7.5% and 12.0% per annum. As of December 31, 2024 and 2023, approximately $59,000 and $56,000 remains outstanding on short-term financings.

NOTE 9. WARRANT LIABILITIES

Series B Warrants

On December 22, 2021, the Company entered into a securities purchase agreement (SPA) with two institutional investors for the purchase and sale of (i) warrants to purchase up to an aggregate of 38,353 shares of the Company’s common stock, par value $0.086 per share at an exercise price of $ $1,042.95 per share, (ii) an aggregate of 10,474 shares of Common Stock, and (iii) 9,076 shares of the Company’s newly-designated Series B convertible preferred stock, par value $0.086 per share, with a stated value of $1,000 per share, initially convertible into an aggregate of 8,702 shares of Common Stock at a conversion price of $ $1,042.95 per share, each a freestanding financial instrument, (the “Private Placement”). The aggregate purchase price for the Common Shares, the Preferred Shares and the Warrants was approximately $20,000,000.

By entering into the Private Placement on December 22, 2021, the Company entered into a commitment to issue the Common Shares, Preferred Shares, and Series B Warrants on the Initial Closing Date for a fixed price and exercise price, as applicable. The commitment to issue Series B Warrants (the “Warrant Commitment”) represented a derivative financial instrument, other than an outstanding share, that, at inception, had both of the following characteristics: (i) embodies a conditional obligation indexed to the Company’s equity. The Company classified the commitment to issue the warrants as a derivative liability because it represents a written option that does not qualify for equity accounting The Company initially measured the derivative liability at its fair value and subsequently remeasured the derivative liability, at fair value with changes in fair value recognized in earnings. An option pricing model was utilized to calculate the fair value of the Warrant Commitment.

The Private Placement closed on January 4, 2022 and pursuant to the terms of the SPA, due to a non-Private Placement related dilutive share issuance, effective December 27, 2022, the Series B Warrants outstanding increased to 78,431 and the exercise price reset to $127.50.

On December 12, 2023, the Company entered into a securities purchase agreement (SPA) with one of the institutional investors, pursuant to which (i) the Company extended the expiration date of their 50,980 remaining outstanding Series B Warrants to December 28, 2028 and (ii) institutional investor waived a restriction in the SPA such that the Company will be permitted to consummate an “at-the-market offering” with a registered broker-dealer, whereby such registered broker-dealer is acting as principal or agent in the purchase of shares (the “ATM”) of the Company’s common stock from the Company after sixty (60) days following December 14, 2023. Further, on December 12, 2023, the Company entered into an exchange offer with the other SPA institutional investor, pursuant to which the investor exchanged its remaining Series B Warrants to purchase 17,647 shares of Common Stock for 17,647 shares of Common Stock.

On June 18, 2024, the holder of the remaining Series B Warrants exercised all their remaining 50,980 warrants via cashless exercises, thereby acquiring 39,569 shares of Common stock. The Series B Warrants effective exercise price per share as of the date of the exercises was $3.91.

For the years ended December 31, 2024 and 2023, net fair value gains recognized for the Series B Warrants were $156,000 and $5,534,931 respectively, presented in the recognition and change in fair value of warrant liabilities account in the consolidated statements of operations. The Series B Warrant liability outstanding as of December 31, 2024 and 2023 is $0 and $268,667 respectively, presented in the warrant liabilities account on the consolidated balance sheets. and there remained 0 and 50,890 Series B Warrants outstanding as of December 31, 2024 and 2023, respectively.

Placement Agent Warrants

In connection with the Private Placement, the Company issued 959 warrants to the placement agent for the Private Placement. The warrants were issued as compensation for the Placement Agent’s services. The Placement Agent Warrants (PAW) are: (i) exercisable on any day after the six (6) month anniversary of the issue date, (ii) expire five years after the closing of the Private Placement, and (iii) exercisable at $1,042.95 per share. The Placement Agent Warrants contain terms that may require the Company to transfer assets to settle the warrants and are therefore classified as a derivative liability measured initially and (to the extent material) at each reporting period at fair with changes reported in earnings. The Placement Agent Warrants were considered financing expense fees paid to the Placement Agent in relation to a derivative liability measured at fair value, thus, are included along with non-operating unrealized gains and losses in the recognition and change in fair value of warrant liabilities account in the consolidated statements of operations.

For the years ended December 31, 2024, and 2023 net fair value gains/ (losses) recognized for the PAW were, $0 and $48,575 respectively, presented in the recognition and change in fair value of warrant liabilities account in the consolidated statements of operations. The PAW liability outstanding as of December 31, 2024 and 2023 is $325 presented in the warrant liability account on the consolidated balance sheets.

NOTE 10. SIGNIFICANT CUSTOMERS

Carriers representing 10% or more of total revenue are presented in the table below:

Insurance Carrier	December 31, 2024	December 31, 2023
Priority Health	32%	35%
BlueCross BlueShield	18%	15%

No other single insurance carrier accounted for more than 10% of the Company’s commission revenues. The loss of any significant customer could have a material adverse effect on the Company.

NOTE 11. EQUITY

Preferred Stock

The Company is authorized to issue 750,000,000 shares of $0.086 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of December 31, 2024 and 2023 there are no preferred shares issued and/or outstanding.

Common Stock

The Company was authorized to issue 117,647,059 shares of common stock, $0.086 par value as of December 31, 2024, and effective February 7, 2025, pursuant to approval from the Company’s Board of Directors and an amendment of the Company’s articles of incorporation filed with the State of Florida on February 7, 2025, the authorized shares were increased to 2,000,000,000.

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

On February 23, 2023, pursuant to authority granted by the Board of Directors of the Company, the Company implemented a 1-for-15 reverse split of the Company’s authorized and issued and outstanding common stock (the “Reverse Split-2023”). The par value remains unchanged. All share and per share information as well as common stock and additional paid-in capital have been retroactively adjusted to reflect the Reverse Split-2023 for all periods presented, unless otherwise indicated. The split resulted in a rounding addition of approximately 902 shares valued at par, totaling $1,300.

During the first quarter of 2023, the Company issued 6,433 shares of the Company’s common stock to settle two earn-out liabilities, and YES Americana Group, LLC, a related party beneficially owned by Ezra Beyman, the Company’s Chief Executive Officer and Chairman of the Board (“Americana”). Americana, converted $645,000 of its outstanding convertible debt into 3,926 shares of the Company’s common stock. The conversion considered the fair market value of the stock on the day of conversion of $ $164.39 for the total of 3,926 shares. The Company issued 9,120 shares of the Company’s common stock in conjunction with the Private Placement-2023 as defined and discussed further below.

During the second quarter of 2023, the Company issued from its common stock, 6,621 shares in lieu of services provided, 20,721 shares to settle an earn-out liability and 1,307 shares pursuant to vested restricted stock awards earned by agents through an equity-based compensation program at one of the Company’s subsidiaries.

During the third quarter of 2023, the Company issued from its common stock, 10,271 shares to settle an earn-out liability, 24 shares in lieu of services provided, 177 shares to employees for vested stock awards, and 4,310 for Series B Warrants exercised.

During the fourth quarter of 2023, the Company issued from its common stock, 52,800 and 21,824 shares for Series E and Series F warrant exercises, respectively, 43,609 for share-based compensation, 8,685 shares in lieu of services, and 17,647 shares for Series B Warrants exchanged.

On July 1, 2024, the Company effectuated a 1-for-17 reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Split-2024”). The par value remained unchanged following the Reverse Split-2024. All share and per share information (including EPS) as well as common stock and additional paid-in capital have been retroactively adjusted to reflect the Reverse Split-2024 for all periods presented, unless otherwise indicated. The Reverse Split-2024 resulted in a rounding addition of approximately 110,350 shares valued at par, totaling $9,490 for which shares were issued in July 2024.

During the year ended December 31, 2024 the Company issued from its common stock, 30,029 shares to settle an earn-out liability, 1,139,501 shares through its ATM program, 102,016 shares pursuant to series F abeyance share conversions, 119,054 for equity-based compensation, 39,569 shares on the exercise of Series B warrants, 192,236 shares for the exercise of Series G warrants, 97,274 shares in lieu of services, and 140,064 shares as a prepayment towards an acquisition.

As of December 31, 2024 and December 31, 2023, there were 2,250,210 and 280,117 shares of Common Stock outstanding, respectively.

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

In November 2023 the Series A Warrant holders voted and approved an amendment to the Series A Warrant agreement pursuant to which the warrants were issued, and reduced the exercise price from the stated $1,683.00 per share to $1,563.15 per share, subject to adjustment.

In November 2023 the Series A Warrant holders voted and approved an amendment to the Series A Warrant agreement pursuant to which the warrants were issued, and reduced the exercise price from the stated $6.60 (post-Reverse Split-2023 effective exercise price of $99.00) per share to $6.13 per share, and Reverse Split-2024 adjusted, the effective exercise price is $104.21, subject to adjustment.

As of December 31, 2024 and December 31, 2023, 1,695,000 Series A Warrants remain outstanding, exercisable into 6,647 shares of common stock.

Series E, F & G Warrants, and

Abeyance Shares

On March 13, 2023, the Company entered into a securities purchase agreement (the “SPA-2023”) with one institutional buyer for the purchase and sale of, (i) an aggregate of 9,120 shares (the “Common Shares”) of the Company’s common stock, par value $0.086 per share (the “Common Stock”) along with accompanying common warrants (the “Common Units”), (ii) prefunded warrants (the “Prefunded Warrants” or “Series E Warrants”) that are exercisable into 52,800 shares of Common Stock (the “Prefunded Warrant Shares”) along with accompanying common warrants (the “Pre-Funded Units”), and (iii) common warrants (the “Common Warrants” or “Series F Warrants”) to initially acquire up to 123,839 shares of Common Stock (the “Common Warrant Shares”) (representing 200% of the Common Shares and Prefunded Warrant Shares) in a private placement offering (the “Private Placement-2023”). Additionally, the Company agreed to issue a warrant to the Placement Agent (defined below), to initially acquire 3,096 shares of common stock (the “PA Warrant”) and entered into a registration rights agreement with the buyer to register for resale the common shares underlying the Series E and F Warrants.

The aggregate purchase price for the Common Shares, Prefunded Warrants (Series E Warrants) and the Common Warrants (Series F Warrants) to be purchased by the Buyer shall be equal to (i) $ $64.60 for each Common Unit purchased by such Buyer, or (ii) $ $64.58 for each Prefunded Unit purchased by the Buyer, which Prefunded Warrants are exercisable into Prefunded Warrant Shares at the initial Exercise Price (as defined in the Prefunded Warrant) of $0.02 per Prefunded Warrant Share in accordance with the Prefunded Warrant.

The Common Warrant (Series F) has an exercise price of $ $60.35 per share, subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction occurring after the date of the Private Placement-2023. The Common Warrant will be exercisable six months following the date of issuance and will expire five and a half years from the date of issuance.

The PA Warrant has an exercise price of $ $66.47 per share, subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction occurring after the date of the SPA-2023. The PA Warrant will be exercisable six months following the date of issuance and will expire five years from the date of issuance.

The closing of the Private Placement-2023 occurred on March 16, 2023. EF Hutton, a division of Benchmark Investments, LLC (the “Placement Agent”) acted as the sole placement agent and was entitled to an 8% of gross proceeds cash fee and the reimbursement of certain Placement Agent fees and customary expenses.

Gross and net proceeds to the Company from the Private Placement-2023 were approximately $4 million and $3 million respectively, to be utilized primarily for general working capital and administrative purposes. Direct financing fees approximated, $553,000.

The Company determined the Series E Warrants, Series F Warrants, and PA Warrants are equity in nature because of provisions, pursuant to the warrant agreements, that permit the holder to obtain a fixed number of shares for a fixed monetary amount. The values offset to $0 in additional paid-in capital in the Company’s consolidated statements of stockholders’ equity (deficit).

On December 12, 2023, the Company entered into that certain Inducement Offer to Exercise Series F Warrants to Subscribe for Common Shares with the institutional investor (the “Series F Inducement Agreement”), pursuant to which (i) the Company agreed to lower the exercise price of the Series F Warrants to $11.16 per share (which is equal to the Nasdaq minimum price) (the “Nasdaq Minimum Price”) and (ii) the institutional buyer agreed to exercise the Series F Warrants to purchase 123,839 shares of Common Stock into 123,839 shares of Common Stock (the “Exercise Shares”) by payment of the aggregate exercise price of approximately $1,381,474, gross of $351,503 of expenses, including but not limited to EF Hutton LLC, who acted as placement agent in connection therewith, resulting in $1,029,972 in net proceeds to the Company. The closing occurred on December 14, 2023 (the “Closing Date”). The Exercise Shares were all exercised, resulting in the issuance of 21,824 shares, and 102,016 shares held in abeyance (the “Abeyance Shares”) due to the 9.99% beneficial ownership limitation stipulated in the Series F Inducement Agreement. The Company accounted for the exercise price decrease inducement as a modification which resulted in a deemed dividend of $302,997 recorded as an increase and decrease to the additional paid-in capital account, in the consolidated balance sheets and statements of stockholders’ equity (deficit) as of December 31, 2023. The Company valued (a) the fair value of the 123,839 warrants immediately before exchange in the amount of $1,103,377, (b) the fair value of the warrants immediately after the exchange in the amount of $800,380, and (c) recorded the difference as a deemed dividend in the amount of $302,997. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: a) fair value of common stock of $11.16, b) exercise prices of $60.35 pre-exchange and $11.16 post-exchange, c) term of 4.77 years pre-exchange and post-exchange, d) dividend rate of 0%, e) volatility of 112% pre-exchange and post-exchange, and f) risk free interest rate of 4.23% pre-exchange and post-exchange.

Further, pursuant to the Series F Inducement Agreement, the Company issued a new unregistered Series G common share purchase warrant (the “Series G Warrant”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended to purchase 247,678 shares of Common Stock at an initial exercise price equal to $11.16, but subject to a 4.99% beneficial ownership limitation. The Series G Warrant termination date is December 12, 2028. The Company’s accounting for the Series G Warrant resulted in a deemed dividend of $2,236,760 recorded as an increase and decrease to the additional paid-in capital account, in the consolidated balance sheets and statements of stockholders’ equity (deficit) as of December 31, 2023. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: a) fair value of common stock of $11.16, b) exercise price of $11.16, c) term of 5 years, d) dividend rate of 0%, e) volatility of 112%, and f) risk free interest rate of 4.23%.

During the year ended December 31, 2024, upon request from the institutional investor, the Company converted 102,016 abeyance shares into common stock, thereby issuing 102,016 common shares, resulting in no further outstanding abeyance shares as of December 31, 2024.

Pursuant to the terms of the Series G Warrants, during the year ended December 31, 2024, the Series G Warrant exercise price reset from $11.16 per share to $3.96 per share, as a result of sales of our common stock pursuant to the ATM Agreement. On June 18, 2024, the holder of the Series G Warrants exercised all its 247,678 warrants, via cashless exercises, thereby acquiring 192,236 shares of the Company’s common stock, which resulted in no remaining Series G Warrants outstanding as of December 31, 2024.

The following summarizes outstanding warrants and abeyance shares as of December 31, 2024, and 2023, respectively:

●	Series E and Series F: None outstanding for both years.
●	Series G: 0 and 247,678.
●	Abeyance Shares: 0 and 102,016

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

During the year ended December 31, 2024, the Company sold and issued 1,139,501 shares of common stock under the ATM Agreement, at an average price of $3.66, receiving proceeds, net of agent commissions, legal and other fees, of $3,713,139.

Equity Incentive Plans

Since 2019, the Company has adopted, the Reliance Global Group, Inc. 2019 Equity Incentive Plan, 2023 Equity Incentive Plan, 2024 Equity Incentive Plan, and the 2024 Omnibus Incentive Plan (collectively, the “Plans”). The purpose of the Plans is to provide a means through which the Company and its subsidiaries may attract and retain key personnel, and to provide a means whereby directors, officer, employees, consultants, and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, thereby strengthening their commitment to the welfare of the Company and its subsidiaries and aligning their interests with those of the Company’s stockholders. The Plans provide for various stock-based incentive awards, including incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards. The Plans each respectively terminate 10 years after each becoming effective, unless terminated earlier by the Board of Directors. A total of 1,167,451 shares of Common Stock were reserved for issuance under the Plans, and as of December 31, 2024 there remain 1,002,407 shares available for issuance. Subsequent to December 31, 2024, the Company granted 999,993 shares to certain directors, officers and employees, which resulted in 2,414 shares remaining available for issuance under the Plans.

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

The following is a summary of the stock options granted, forfeited or expired, and exercised under the Plans for the years ended December 31, 2024 and 2023 respectively:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	645	$3,952	1.61	$-
Granted	-	-	-	-
Forfeited or expired	(628)	$3,964	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2024	17	$3,497	0.59	-

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	645	$3,952	2.61	$-
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2023	645	$3,952	1.61	-

The following is a summary of the Company’s non-vested stock options as of December 31, 2024 and 2023 respectively:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2023	1	$3,496	0.59
Granted	-	-	-
Vested	(1)	3,496	0.59
Forfeited or expired	-	-	-
Non-vested at December 31, 2024	-	$-	-

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2022	16	$4,026	2.27
Granted	-	-	-
Vested	(15)	4,074	0.81
Forfeited or expired	-	-	-
Non-vested at December 31, 2023	1	$3,496	1.59

For the years ended December 31, 2024 and 2023, the Board did not approve any options to be issued pursuant to the Plans.

During the years ended December 31, 2024 and 2023, no employee terminations occurred resulting in option forfeitures of $0.

As of December 31, 2024, the Company determined that the options granted and outstanding had a total fair value of $2,421,960. The options were amortized through February 2024. During the year ended December 31, 2024, the Company recognized $1,542 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of December 31, 2024, unrecognized compensation expense totaled $0.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on December 31, 2024. The market value as of December 31, 2024 was $2.58 based on the closing bid price for December 31, 2024.

As of December 31, 2023, the Company determined that the options granted and outstanding had a total fair value of $2,421,960. The options were amortized through February 2024. During the year ended December 31, 2023, the Company recognized $15,624 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of December 31, 2023, unrecognized compensation expense totaled $1,542 which was recognized on a straight-line basis over the vesting period or requisite service period through February 2024.

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

	Year Ended December 31, 2024	Year Ended December 31, 2023
Exercise price	$0.16 - $0.26	$0.16 - $0.26
Expected term	3.25 to 3.75 years	3.25 to 3.75 years
Risk-free interest rate	0.38% - 2.43%	0.38% - 2.43%
Estimated volatility	293.07% - 517.13%	293.07% - 517.13%
Expected dividend	-	-

Stock Awards

Pursuant to an agreement in April 2022, further amended in October 2022 between the Company and an executive, the executive was granted 436 restricted shares of the Company’s common stock which vest quarterly over a three-year period. The shares granted were valued at $180,546 at the date of the grant. For the years ended December 31, 2024, and 2023 respectively, 157 and 230 shares have been issued under the agreement, and compensation expense was $68,798 and $83,464, presented in the salaries and wages account in the consolidated statements of operations.

Pursuant to a grant award agreement effective December 28, 2022 between the Company and an executive, the executive was granted an annual award of 157 shares of the Company’s common stock to vest monthly each year throughout the duration of employment. The grant value for the years ended December 2024 and 2023 respectively was, $1,424 and $22,404 and recorded as compensation expense, presented in the salaries and wages account in the consolidated statements of operations. For the years ended December 31, 2024, and 2023 respectively, 157 and 159 shares have been issued under the agreement.

Pursuant to an equity-based commission compensation program at one of the Company’s subsidiaries which provides down-line agents the ability to earn and receive restricted stock awards upon completion of agreed upon service requirements, the Company grants annual restricted stock awards which have vesting or other restrictions of up to twelve months. For the years ended December 31, 2024 and 2023 respectively, 3,375 and 1,307 shares were issued under the program, and commission equity award expense was $233,970 and $276,400, presented in the commission expense account in the consolidated statements of operations.

Further, during the years ended December 31, 2024, and 2023, certain directors, executives and employees were granted equity awards which vested immediately. Respectively for each year, 60,294 and 44,590 shares were awarded and issued, valued at $227,550 and $477,556, presented in the salaries and wages (for executives and employees) and general and administrative (for directors) accounts in the consolidated statements of operations.

Subsequent to December 31, 2024, the Company granted certain directors, executives and employees equity awards in the amount of 999,993 shares of common stock, vesting over the first and third quarters of 2025, and valued at approximately $2,000,000. As of March 6, 2025, 462,605 shares of these grants were vested and issued, resulting in 537,388 shares that will vest during the third quarter of 2025.

Total equity-based compensation for the years ended December 31, 2024 and 2023 was approximately $533,631 and $875,000, respectively.

NOTE 12. EARNINGS LOSS PER SHARE

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding.

The following calculates basic and diluted EPS:

	For the Years Ended December 31,
	2024	2023
Loss from continuing operations	$(9,071,584)	$(10,025,268)
Deemed dividend	-	(2,539,757)
Loss from continuing operations, numerator, basic	(9,071,584)	(12,565,025)
Loss from continuing operations, numerator, diluted	$(9,071,584)	$(12,565,025)

Weighted average common shares, basic	1,007,020	165,899
Effect of weighted average vested stock awards	-	-
Diluted weighted average shares outstanding	1,007,020	165,899
Basic loss per common share from continuing operations:	$(9.01)	$(75.74)
Diluted loss per common share from continuing operations:	$(9.01)	$(75.74)

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	For the years ended December 31,
	2024	2023
Shares subject to outstanding common stock options	16	643
Shares subject to outstanding Series A warrants	6,647	6,647
Shares subject to outstanding Series B Warrants and PAW	959	51,939
Shares subject to outstanding Series G warrants and PA Warrants	3,096	250,774
Shares subject to unvested stock awards	52	218

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

In accordance with ASU 2016-02, right-of-use assets are amortized over the life of the underlying leases. Lease expense for the years ended December 31, 2024 and 2023 was $418,458 and $534,404, respectively. As of December 31, 2024 and 2023, the weighted average remaining lease term and weighted average discount rates for the operating leases were 4.95 years and 8.76% and 3.92 years and 6.08% respectively.

Future minimum lease payment under these operating leases consisted of the following:

Year ending December 31,	Operating Lease Obligations
2025	$324,199
2026	280,322
2027	250,125
2028	216,990
2029	108,928
Thereafter	177,102
Total undiscounted operating lease payments	1,357,666
Less: Imputed interest	(266,316)
Present value of operating lease liabilities	$1,091,350

NOTE 14. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, $0 legal contingencies are accrued as of December 31, 2024 and 2023. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Earn-out liabilities

The Company has recognized several earn-out liabilities resulting from contingent consideration provisions included in business combination agreements. Earn-out consideration is normally earned by acquirees when they meet or exceed pre-agreed upon earnings targets.

The following outlines changes to the Company’s earn-out liability balances for the respective years ended December 31, 2024 and 2023:

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2023	$-	$159,867	$-	$-	$-	$159,867
Payments	-	(190,000)	-	-	-	(190,000)
Estimate & fair value adjustments	-	47,761	-	-	-	47,761
Payable in Common Stock	-	(17,628)	-	-	-	(17,628)
Ending balance December 31, 2024	$-	$-	$-	$-	$-	$-

	Fortman	Montana	Altruis	Kush	Barra	Total
Ending balance December 31, 2022	$667,000	$500,001	$834,943	$147,534	$560,000	$2,709,478
Payments	(1,433,700)	(750,001)	(929,168)	(147,534)	-	(3,260,403)
Estimate & fair value adjustments	1,612,914	569,734	94,225	-	(560,000)	1,716,873
Payable in Common Stock	-	(159,867)	-	-	-	(159,867)
Reclassification to loans payable, related parties*	(846,214)	-	-	-	-	(846,214)
Ending balance December 31, 2023	$-	$159,867	$-	$-	$-	$159,867

*	As further described in the Note 16, Related Parties, the Company modified the Fortman contingent earn-out payable, entering into a fixed payment agreement, thus, the remaining open balance is reclassified to the loans payable, related parties account on the consolidated balance sheet as of December 31, 2023.

NOTE 15. INCOME TAXES

The difference between the actual income tax rate versus the tax computed at the Federal Statutory rate follows:

	December 31, 2024	December 31, 2023
Federal rate	21%	21.0%
State net of federal	5.2%	8.9%
Non-taxable change in fair value of warrant commitment	0.3%	9.3%
Goodwill impairment	0.0%	11.8%
Rate Change	1.1%	-0.2%
Other	1.5%	0.0%
Valuation allowance	-29.1%	-50.9%
Effective income tax rate	0.0%	0.0%

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized benefits as a component income tax expense (benefit). The Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of December 31, 2024 and 2023.

Deferred income tax assets and (liabilities) consist of the following:

	December 31, 2024	December 31, 2023
Deferred tax assets (liabilities)
Net operating loss carryforward	$12,890,271	$10,399,616
Equity-based compensation	1,592,338	1,462,901
Goodwill	(599,864)	(332,159)
Intangibles	990,718	694,358
Fixed assets	(169,130)	(151,775)
Right of use assets	(269,722)	(186,905)
Lease liabilities	279,565	194,403
Other	7,282	4,027
Total deferred tax assets	14,721,458	12,084,466
Valuation allowance	(14,721,458)	(12,084,466)
Net deferred tax assets	$-	$-

The Company has approximately $50.6 million of Federal Net Operating Loss Carry forwards, of which $1.3 million will begin to expire beginning 2031 and $49.3 million will not expire but are limited to use of 80% of current year taxable income.

The Company has approximately $43.4 million of state net operation loss carry forward to offset future taxable income in the states in which it currently operates. These carryforwards start expiring in 2029.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred, but we have not analyzed it at this time as the deferred tax asset is fully reserved.

During the year ended December 31, 2024 and 2023, the valuation allowance increased $2,636,992 and $6,108,620, respectively.

The tax periods ending December 31, 2021, 2022, and 2023 are open for examination.

Definitive Acquisition Agreements

On May 14, 2024, and as amended and restated on September 6, 2024, and as further amended from time to time (the “Amendments”), and most recently amended on February 20, 2025, the Company entered into an Amended and Restated Stock Exchange Agreement (the “Stock Exchange Agreement”) to acquire Spetner Associates, Inc. (“Spetner”). Spetner is a dynamic tech enabled benefits enrollment company and a leader in its field.

Pursuant to the Stock Exchange Agreement, the Company agreed to: (i) acquire 80% of the issued and outstanding shares of common stock, par value $1.00 per share, of Spetner for $16,050,000 (which amount is to be paid as $6,500,000 in cash, shares of the Company’s Common Stock equal to a beneficial ownership of 9.9% in the Company at the time of issuance, and any remaining balance is to be paid by the Company’s issuance of promissory notes); and (ii) have the sole option to acquire the remaining 20% of Spetner common stock for a predetermined amount based on a multiple of 10 of EBITDA. Pursuant to the Amendments, the Company issued to the sellers of Spetner on October 29, 2024 and February 20, 2025 respectively, 140,064 shares of the Company’s Common Stock with an approximate value of $329,431, and 157,000 shares of the Company’s Common Stock with an approximate value of $239,425, as non-refundable deposits and prepayments of portions of the First Purchase Price (as defined in the Stock Exchange Agreement), in the approximate total combined amount of $568,856.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company incurred a liability of $200,000 to an employee for software purchased in July 2019. The payable was issued with a $27,673 discount, utilizing a 7.5% discount rate. There are monthly payment terms of $4,167 through June 2024, the date of final settlement. The balance is carried at present value on the consolidated balance sheets. The Company classifies amounts planned to be settled within twelve months from the balance sheet date to current liabilities. Accordingly, the Company presents current balances of $0 and $29,167 in the current portion of loans payables, related parties account in the consolidated balance sheets as of December 31, 2024, and December 31, 2023, respectively. Non-current amounts are classified to the loans payable, related parties, less current portion account in the consolidated balance sheets and amounted to $0 as of December 31, 2024, and December 31, 2023, respectively. Amortization expense to bring the payable to present value for the year ended December 31, 2024, and December 31, 2023, respectively, was $3,458, and $5,189, and is classified to the interest expense, related parties account in the consolidated statements of operations.

On September 13, 2022, the Company issued a promissory note to Americana a related party entity beneficially owned by the Company’s Chief Executive Officer and Chairman of the Board, for the principal sum of $1,500,000 (the “Note”), accruing monthly interest of 5% per annum beginning nine months after Note issuance. On February 7, 2023 , the Company and Americana entered into an amendment to the Note pursuant to which (i) the principal amount of the Note was increased to $1,845,000, (ii) the maturity date of the Note was amended to January 15, 2026, (iii) the interest rate under the Note shall not increase after the maturity date, and (iv) the Note can be converted at any time, at the option of Americana, into shares of the Company’s common stock, par value $0.086 per share at an agreed upon conversion price. On February 13, 2023, Americana effectuated a conversion of $645,000 of the Note into 3,926 shares of the Company’s common stock, $0.086 par value per share, in accordance with the terms of the Amendment. In addition, throughout 2023 the Company repaid principal to Americana of $693,145. As of December 31, 2024, and December 31, 2023, respectively, the balance owed to Americana was $0, reclassified and recorded in the convertible debt, related parties, less current portion account in the consolidated balance sheets. Interest expense for the year ended December 31, 2024, and December 31, 2023 respectively, was $0 and $5,334, recorded to interest expense, related parties in the consolidated statements of operations. Americana owned approximately 0.40% and 5.52% respectively, of the Company’s Common Stock as of December 31, 2024, and 2023 respectively.

Subsequent to December 31, 2024, the Company and Americana entered into a revolving credit facility agreement and revolving note with Americana. See Note 18—Subsequent Events.

Pursuant to the first amendment to the April 26, 2022 asset purchase agreement between the Company and Barra & Associates, LLC, a related party entity beneficially owned by a senior vice president of the Company, the Company agreed to pay a deferred purchase price (the “DPP”) of $1,375,000 by January 31, 2023, and all amounts unpaid thereafter will accrue interest at a rate of 1.5% per month until paid. The Company intends to fully repay all unpaid amounts inclusive of interest over the next two years. The Company classifies amounts planned to be settled within twelve months from the balance sheet date to current liabilities. Accordingly, the Company reclassifies and presents current balances of $241,707 and $233,504 respectively, in the current portion of loans payables, related parties account in the consolidated balance sheets as of December 31, 2024 and December 31, 2023. Non-current amounts are classified to the loans payable, related parties, less current portion account in the consolidated balance sheets and amounted to $2,922 and $247,055 as of December 31, 2024, and December 31, 2023 respectively. Interest expense for the year ended December 31, 2024 and December 31, 2023, respectively was $64,069, and $145,344 recorded to interest expense, related parties in the consolidated statements of operations.

The Company, Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (collectively, the “Parties”) entered into a purchase agreement on or around May 1, 2019 (the “Purchase Agreement”), whereby the Company purchased the business and certain assets noted within the Purchase Agreement, as well as that certain second amendment to the Purchase Agreement on or around May 18, 2023 (the “Second Amendment”). On January 11, 2024, the Parties entered into that certain third amendment to the Purchase Agreement (the “Third Amendment”), pursuant to which the Parties agreed to a total remaining earn-out balance of $423,107 owed to both Jonathan Fortman and Zachary Fortman, each under the Purchase Agreement, both employees and related parties to the Company, for a combined total earn-out amount owed of $846,214 (the “Remaining Balances”). In satisfaction of such Remaining Balances, the Company agreed to pay $11,000 on the first business day of each month to both Jonathan Fortman and Zachary Fortman each until the Remaining Balances are paid in full. In addition, the Parties agreed under the Third Amendment that the Remaining Balances shall accrue interest at the rate of 10% per annum until the Remaining Balances are paid in full, with an effective date of January 2, 2024, for purposes of the commencement of interest accrual. Since the Remaining Balances are final and no longer subject to contingencies, as of December 31, 2023 and the period then ended, they have been reclassified from the earn-out liability account to the loan payable, related parties, less current portion account and amounted to $425,130 and $650,473 as of December 31, 2024, and December 31, 2023 respectively. The Company classifies amounts planned to be settled within twelve months from the balance sheet date to current liabilities. Accordingly, the Company reclassifies and presents current balances of $208,358 and $195,741 respectively, in the current portion of loans payables, related parties account in the consolidated balance sheets as of December 31, 2024 and December 31, 2023. Interest expense for the year ended December 31, 2024 and December 31, 2023, respectively was $73,274, and $0 recorded to interest expense, related parties in the consolidated statements of operations.

NOTE 17. SEGMENT REPORTING

The Company manages its business activities on a consolidated basis and operates as a single operating segment, the Insurance Segment, earning its revenues from insurance commissions. Accounting policies of the Insurance segment are described in Note 2 – Summary of Significant Accounting Policies.

Our CODM (chief operating decision maker) is our Chairman and Chief Executive Officer, Mr. Ezra Beyman. The CODM uses consolidated net income (loss), as reported on our consolidated statements of operations, in evaluating performance of the Insurance Segment and determining how to allocate resources of the Company as a whole, including for investments, stockholder return programs and our acquisition strategy. The CODM does not review assets in evaluating the results of the Insurance Segment, and therefore, such information is not presented.

The following table provides the financial results of our Insurance Segment:

	Year Ended December 31,
	2024	2023

Total revenues	$14,054,361	$13,731,826
Less: Significant and other Insurance Segment expenses
Commission expense	4,189,599	3,732,939
Salaries and wages	7,226,810	7,503,052
General and administrative expenses	4,219,635	4,089,989
Marketing and advertising expenses	357,697	364,974
Change in estimated acquisition earn-out payables	47,761	1,716,873
Depreciation and amortization	1,786,068	2,609,191
Asset impairments	3,922,110	7,594,000
Interest expense	1,442,808	1,506,186
Interest expense related parties	140,802	150,067
Other income, net	(51,345)	(6,530)
Recognition and change in fair value of warrant liabilities	(156,000)	(5,503,647)
Loss from discontinued operations before tax	-	1,984,714
Insurance segment net loss	$(9,071,584)	$(12,009,982)

NOTE 18. SUBSEQUENT EVENTS

Except as set forth below and as disclosed throughout the notes to these financial statements, there were no subsequent events requiring disclosure herein.

Americana Credit Agreement and Revolving Note

On March 5, 2025, the Company and Americana entered into a Revolving Credit Facility Agreement (the “Credit Agreement”) pursuant to which Americana agreed to extend a revolving credit facility of up to $600,000 to the Company, to provide additional working capital for the Company to cover its incremental Spetner acquisition related costs, as well as for general working capital uses. Subject to the terms and conditions of the Credit Agreement and the other transaction documents, and in reliance upon the representations and warranties set forth therein, Americana agreed to make loans to the Company from time to time, pursuant to the terms of the Credit Agreement, until, but not including, the Maturity Date (as hereinafter defined), provided, however, that the aggregate principal balance of all loans outstanding at any time under the Credit Agreement will not exceed the Loan Availability, defined in the Credit Agreement as $600,000 less any obligations the Credit Agreement and related transaction documents. Loans made by Americana may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again up to, but not including, the Maturity Date, unless the loans are otherwise terminated or extended as provided in the Credit Agreement. The “Maturity Date” means the earlier of (i) 12 months from March 5, 2025; (ii) the date of prepayment of the Revolving Note (as hereinafter defined) by the Company (subject to the terms of the Credit Agreement) and the termination of the Credit Agreement as of such date; or (iii) the date of the occurrence of an Event of Default (as defined in the Credit Agreement) and acceleration of the Revolving Note pursuant to the Credit Agreement.

Subject to the terms and conditions of the Credit Agreement, any request for a loan under the Credit Agreement may be made from time to time and in such amounts as the Company may choose.

On or about March 5, 2025, Americana provided the Company an initial loan under the Credit Agreement in the amount of $500,000, of which $450,000 is outstanding as of March 6, 2025.

Loans under the Credit Agreement bear interest at the rate of 0.1% per annum.

No principal or interest payments are due as to any loan under the Credit Agreement prior to the Maturity Date, and there are no prepayment penalties.

Pursuant to the terms of the Credit Agreement, on March 5, 2025, the Company executed an unsecured revolving promissory note (the “Revolving Note”) to evidence the loans under the Credit Agreement, in favor of Americana in the principal amount of $600,000.

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

3.2	Bylaws of Eye on Media Network, Inc. (now, Reliance Global Group, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

3.3	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated February 3, 2021 (incorporated herein by reference to Exhibit 3.9 to Amendment No. 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 5, 2021 (SEC File No. 333-249381)).

3.4	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated December 23, 2021 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2022 (SEC File No. 001-40020)).

3.5	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated February 16, 2023 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2023 (SEC File No. 001-40020)).

3.6	Medigap Healthcare Insurance Agency LLC Formation and Assignment Documents (incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022 (SEC File No. 001-40020)).

3.7	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated November 27, 2023 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2023 (SEC File No. 001-40020)).

3.8	Certificate of Amendment to the registrant’s Amended and Restated Articles of Incorporation, as amended, dated June 26, 2024 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2024 (SEC File No. 001-40020)).

3.9	Amendment No. 1 to Bylaws (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2025).

3.10	Articles of Amendment to Articles of Incorporation, as Amended, effective February 7, 2025 incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2025.

4.1	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

4.2	Form of Series D Warrant (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

4.3	Series G Common Stock Purchase Warrant dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Armistice Capital Master Fund Ltd. (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023).

4.4*	Description of Capital Stock.

4.5	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-275190) filed on October 27, 2023).

4.6	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-275190) filed on October 27, 2023).

10.1	Securities Purchase Agreement between Reliance Global Group, Inc. and Nsure, Inc. dated February 19, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (SEC File No. 333-249381)).

10.2	Irrevocable Assignment & Acquisition Agreement between Reliance Global Holdings, LLC and Ezra Beyman effective as of June 3, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

10.3	Lease between Coverage Consultants Unlimited, Inc. and Commercial Coverage Solutions, LLC dated August 17, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.4	Master Credit Agreement between Southwestern Montana Insurance Center, LLC and Oak Street Funding LLC dated April 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) filed with the Securities and Exchange Commission on December 4, 2020 (File No. 333-249381)).

10.5†	Reliance Global Group Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.6	Amendment No. 1 to Securities Purchase Agreement between Nsure Inc. and Reliance Global Group, Inc. dated October 8, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.7	Form of Warrant Agent Agreement between Reliance Global Group, Inc. and VStock Transfer, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.8	Purchase Agreement among Kush Benefit Solutions, LLC, J.P. Kush and Associates, Inc. and Joshua Kushnereit dated May 12, 2021 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.9	Form of Securities Purchase Agreement among Reliance Global Group, Inc. and the investors identified on the signature pages thereto dated as of December 22, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.10	Form of Registration Rights Agreement 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.11	Form of Series B Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.12	Form of Certificate of Designation for Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.13	Asset Purchase Agreement between Reliance Global Group, Inc. and Medigap Healthcare Insurance Company, LLC and the sole member thereof entered into agreement as of December 21, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022 (SEC File No. 001-40020)).

10.14	Form of Investor Exchange Agreement between Reliance Global Group, Inc. and the parties signatory to the agreement dated as of March 23, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.15	Form of Medigap Exchange Agreement between Reliance Global Group, Inc. and the parties signatory to the agreement dated as of March 23, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.16	Asset Purchase Agreement between RELI Exchange, LLC and Barra & Associates, LLC dated April 26, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020)).

10.17	Security Agreement between Medigap Healthcare Insurance Agency, LLC and Oak Street Funding LLC dated April 26, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020))

10.18†	Employment Agreement between Reliance Global Group, Inc. and Grant Barra dated April 26, 2022 Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020))Ex. 10.3

10.19	Promissory Note issued by Reliance Global Group, Inc. to YES Americana Group LLC on September 13, 2022 (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 (SEC File No. 001-40020)).

10.20	Amendment No. 1 to the Promissory Note between Reliance Global Group, Inc. and YES Americana Group, LLC, dated as of February 7, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023 (SEC File No. 001-40020)).
10.21†	Promotion Letter by and between Reliance Global Group, Inc. and Joel Markovits dated as of December 28, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2023 (SEC File No. 001-40020)).

10.22	Securities Purchase Agreement, dated March 13, 2023, between Reliance Global Group, Inc. and Investor (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.23	Form of Warrant (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.24	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.25	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.26	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.27	Second Amendment to the Purchase Agreement, dated as of May 18, 2023, by and between Reliance Global Group, Inc., Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2023).

10.28	Confidential Settlement and Mutual General Release Agreement, dated as of June 30, 2023, by and among the registrant, Medigap Healthcare Insurance Agency, LLC, Pagidem, LLC f/k/a Medigap Healthcare Insurance Company, LLC, Joseph J. Bilotti, III, Kyle Perrin, Zachary Lewis, T65 Health Insurance Solutions, Inc. f/k/a T65 Health Solutions, Inc., and Seniors First Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2023).

10.29	Amendment #1 to the Purchase Agreement, dated as of September 29, 2023, by and between Reliance Global Group, Inc., Southwestern Montana Insurance Center, LLC, Southwestern Montana Financial Center, Inc., and Julie A. Blockey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023).

10.30†	Reliance Global Group Inc. 2023 Equity Incentive Plan (incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on October 4, 2023 (File No. 001-40020)).

10.31	Inducement Offer to Extend Existing Warrants, dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Armistice Capital Master Fund Ltd. Blockey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.32	Inducement Offer to Exercise Series F Warrants to Subscribe for Common Shares, dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.33	Exchange Offer of Warrants to Purchase Common Stock and Amendment, dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.34	Third Amendment to the Purchase Agreement, dated as of January 11, 2024, by and between Reliance Global Group, Inc., Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2024).

10.35†	Executive Employment Agreement, dated January 25, 2024, between the Company and Ezra Beyman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2024).

10.36	At Market Issuance Sales Agreement, dated February 15, 2024, by and between the registrant and EF Hutton LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2024).

10.37	Amended and Restated Stock Exchange Agreement by and among Reliance Global Group, Inc., Jonathan S. Spetner, Agudath Israel of America, and Spetner Associates, Inc., dated as of September 6, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2024).

10.38	Amendment No. 1 to Amended and Restated Stock Exchange Agreement by and among Reliance Global Group, Inc., Spetner Associates, Inc., Jonathan Spetner, and Agudath Israel of America, dated as of October 29, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2024).

10.39	Reliance Global Group, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-284386) filed on January 21, 2025).

10.40	Amended No. 2 to Amended and Restated Stock Exchange Agreement by and among Reliance Global Group, Inc. Spenter Associates, Inc., Jonathan Spenter, and Agudath Israel of America, dated as of February 20, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2025).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

19.1	Insider Trading Policy (contained in Exhibit 14.1 hereto).

21.1*	List of subsidiaries.

23.1*	Consent of Urish Popeck & Co., LLC.

23.2*	Consent of Mazars USA LLP.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Includes management contracts and compensation plans and arrangements

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2025.

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

Signature	Title	Date

/s/ Ezra Beyman	Chief Executive Officer, Executive Chairman and Director	March 6, 2025
Ezra Beyman	(Principal Executive Officer)

/s/ Joel Markovits	Chief Financial Officer	March 6, 2025
Joel Markovits	(Principal Financial and Accounting Officer)

/s/ Scott Korman	Director	March 6, 2025
Scott Korman

/s/ Sheldon Brickman	Director	March 6, 2025
Sheldon Brickman

/s/ Ben Fruchtzweig	Director	March 6, 2025
Ben Fruchtzweig

/s/ Alex Blumenfrucht	Director	March 6, 2025
Alex Blumenfrucht

