Form 10-K/A
period 2024-12-31
Reliance Global Group, Inc.
filed 2025-04-09
CIK 1812727

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

EXPLANATORY NOTE

On March 7, 2025, Reliance Global Group, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original 2024 10-K”), with the Securities and Exchange Commission (the “SEC”). In the Original 2024 10-K, the Company inadvertently omitted listing its Compensation Recovery Policy, dated November 13, 2023 (the “Clawback Policy”), as an exhibit. This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to revise the Exhibit Index, contained in Part IV, Item 15, to include a reference to the Clawback Policy as Exhibit 97.1. In addition, the Company has included current-dated Exhibit 31 certifications with this Amendment No. 1.

Amendment No. 1 speaks as of the filing date of the Original 2024 10-K, and does not reflect events that may have occurred subsequent to the filing date of the Original 2024 10-K. Except as described above, no other changes have been made to the Original 2024 10-K, and Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original 2024 10-K. Amendment No. 1 should be read in conjunction with the Original 2024 10-K and the Company’s other filings with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed or furnished with this Annual Report on Form 10-K/A.

Exhibit No.	Description
3.1

Articles of Incorporation of Eye on Media Network, Inc. (now, Reliance Global Group, Inc.) as amended through October 19, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

3.2	Bylaws of Eye on Media Network, Inc. (now, Reliance Global Group, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

3.3	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated February 3, 2021 (incorporated herein by reference to Exhibit 3.9 to Amendment No. 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 5, 2021 (SEC File No. 333-249381)).

3.4	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated December 23, 2021 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2022 (SEC File No. 001-40020)).

3.5	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated February 16, 2023 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2023 (SEC File No. 001-40020)).

3.6	Medigap Healthcare Insurance Agency LLC Formation and Assignment Documents (incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022 (SEC File No. 001-40020)).

3.7	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated November 27, 2023 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2023 (SEC File No. 001-40020)).

3.8	Certificate of Amendment to the registrant’s Amended and Restated Articles of Incorporation, as amended, dated June 26, 2024 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2024 (SEC File No. 001-40020)).

3.9	Amendment No. 1 to Bylaws (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2025).

3.10	Articles of Amendment to Articles of Incorporation, as Amended, effective February 7, 2025 incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2025.

4.1	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

4.2	Form of Series D Warrant (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

4.3	Series G Common Stock Purchase Warrant dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Armistice Capital Master Fund Ltd. (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023).

4.4***	Description of Capital Stock.

4.5	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-275190) filed on October 27, 2023).

4.6	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-275190) filed on October 27, 2023).

10.1	Securities Purchase Agreement between Reliance Global Group, Inc. and Nsure, Inc. dated February 19, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (SEC File No. 333-249381)).

10.2	Irrevocable Assignment & Acquisition Agreement between Reliance Global Holdings, LLC and Ezra Beyman effective as of June 3, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

10.3	Lease between Coverage Consultants Unlimited, Inc. and Commercial Coverage Solutions, LLC dated August 17, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.4	Master Credit Agreement between Southwestern Montana Insurance Center, LLC and Oak Street Funding LLC dated April 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) filed with the Securities and Exchange Commission on December 4, 2020 (File No. 333-249381)).

10.5†	Reliance Global Group Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.6	Amendment No. 1 to Securities Purchase Agreement between Nsure Inc. and Reliance Global Group, Inc. dated October 8, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.7	Form of Warrant Agent Agreement between Reliance Global Group, Inc. and VStock Transfer, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.8	Purchase Agreement among Kush Benefit Solutions, LLC, J.P. Kush and Associates, Inc. and Joshua Kushnereit dated May 12, 2021 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.9	Form of Securities Purchase Agreement among Reliance Global Group, Inc. and the investors identified on the signature pages thereto dated as of December 22, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.10	Form of Registration Rights Agreement 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.11	Form of Series B Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.12	Form of Certificate of Designation for Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.13	Asset Purchase Agreement between Reliance Global Group, Inc. and Medigap Healthcare Insurance Company, LLC and the sole member thereof entered into agreement as of December 21, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022 (SEC File No. 001-40020)).

10.14	Form of Investor Exchange Agreement between Reliance Global Group, Inc. and the parties signatory to the agreement dated as of March 23, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.15	Form of Medigap Exchange Agreement between Reliance Global Group, Inc. and the parties signatory to the agreement dated as of March 23, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.16	Asset Purchase Agreement between RELI Exchange, LLC and Barra & Associates, LLC dated April 26, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020)).

10.17	Security Agreement between Medigap Healthcare Insurance Agency, LLC and Oak Street Funding LLC dated April 26, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020))

10.18†	Employment Agreement between Reliance Global Group, Inc. and Grant Barra dated April 26, 2022 Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020))Ex. 10.3

10.19	Promissory Note issued by Reliance Global Group, Inc. to YES Americana Group LLC on September 13, 2022 (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 (SEC File No. 001-40020)).

10.20	Amendment No. 1 to the Promissory Note between Reliance Global Group, Inc. and YES Americana Group, LLC, dated as of February 7, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023 (SEC File No. 001-40020)).
10.21†	Promotion Letter by and between Reliance Global Group, Inc. and Joel Markovits dated as of December 28, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2023 (SEC File No. 001-40020)).

10.22	Securities Purchase Agreement, dated March 13, 2023, between Reliance Global Group, Inc. and Investor (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.23	Form of Warrant (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.24	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.25	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.26	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.27	Second Amendment to the Purchase Agreement, dated as of May 18, 2023, by and between Reliance Global Group, Inc., Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2023).

10.28	Confidential Settlement and Mutual General Release Agreement, dated as of June 30, 2023, by and among the registrant, Medigap Healthcare Insurance Agency, LLC, Pagidem, LLC f/k/a Medigap Healthcare Insurance Company, LLC, Joseph J. Bilotti, III, Kyle Perrin, Zachary Lewis, T65 Health Insurance Solutions, Inc. f/k/a T65 Health Solutions, Inc., and Seniors First Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2023).

10.29	Amendment #1 to the Purchase Agreement, dated as of September 29, 2023, by and between Reliance Global Group, Inc., Southwestern Montana Insurance Center, LLC, Southwestern Montana Financial Center, Inc., and Julie A. Blockey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023).

10.30†	Reliance Global Group Inc. 2023 Equity Incentive Plan (incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on October 4, 2023 (File No. 001-40020)).

10.31	Inducement Offer to Extend Existing Warrants, dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Armistice Capital Master Fund Ltd. Blockey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.32	Inducement Offer to Exercise Series F Warrants to Subscribe for Common Shares, dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.33	Exchange Offer of Warrants to Purchase Common Stock and Amendment, dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.34	Third Amendment to the Purchase Agreement, dated as of January 11, 2024, by and between Reliance Global Group, Inc., Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2024).

10.35†	Executive Employment Agreement, dated January 25, 2024, between the Company and Ezra Beyman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2024).

10.36	At Market Issuance Sales Agreement, dated February 15, 2024, by and between the registrant and EF Hutton LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2024).

10.37	Amended and Restated Stock Exchange Agreement by and among Reliance Global Group, Inc., Jonathan S. Spetner, Agudath Israel of America, and Spetner Associates, Inc., dated as of September 6, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2024).

10.38	Amendment No. 1 to Amended and Restated Stock Exchange Agreement by and among Reliance Global Group, Inc., Spetner Associates, Inc., Jonathan Spetner, and Agudath Israel of America, dated as of October 29, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2024).

10.39	Reliance Global Group, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-284386) filed on January 21, 2025).

10.40	Amended No. 2 to Amended and Restated Stock Exchange Agreement by and among Reliance Global Group, Inc. Spenter Associates, Inc., Jonathan Spenter, and Agudath Israel of America, dated as of February 20, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2025).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

19.1	Insider Trading Policy (contained in Exhibit 14.1 hereto).

21.1***	List of subsidiaries.

23.1***	Consent of Urish Popeck & Co., LLC.

23.2***	Consent of Mazars USA LLP.

24.1***	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

32.1***	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

97.1†*	Compensation Recovery Policy of Reliance Global Group, Inc., dated November 13, 2023.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
***	Previously provided with Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025.
†	Includes management contracts and compensation plans and arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 8, 2025.

Reliance Global Group, Inc.

By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ezra Beyman	Chief Executive Officer, Executive Chairman and Director	April 8, 2025
Ezra Beyman	(Principal Executive Officer)

/s/ Joel Markovits	Chief Financial Officer	April 8, 2025
Joel Markovits	(Principal Financial and Accounting Officer)

*	Director	April 8, 2025
Scott Korman

*	Director	April 8, 2025
Sheldon Brickman

*	Director	April 8, 2025
Ben Fruchtzweig

*	Director	April 8, 2025
Alex Blumenfrucht

* By:	/s/ Ezra Beyman
Ezra Beyman
Attorney-in-fact