Form 10-Q
period 2025-03-31
Reliance Global Group, Inc.
filed 2025-05-14
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐ No ☒

At May 14, 2025, the registrant had 2,974,909 shares of common stock, par value $0.086 per share, outstanding.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$388,379	$372,695
Restricted cash	1,423,128	1,424,999
Accounts receivable	973,677	1,460,314
Accounts receivable, related parties	8,007	7,813
Other receivables	50,803	42,184
Prepaids and other current assets	1,006,264	681,450
Total current assets	3,850,258	3,989,455
Property and equipment, net	131,209	133,908
Right-of-use assets	1,046,184	1,052,926
Intangibles, net	5,080,945	5,423,897
Goodwill	6,693,099	6,693,099
Other non-current assets	21,792	21,792
Total assets	$16,823,487	$17,315,077

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities	$1,278,092	$1,186,968
Short term financing agreements	9,902	58,829
Current portion of loans payables, related parties	780,099	453,177
Other payables	2,930	38,814
Current portion of long-term debt	1,628,802	1,591,919
Operating lease liability, current portion	227,838	244,057
Total current liabilities	3,927,663	3,573,764
Loans payable, related parties, less current portion	368,122	428,052
Long term debt, less current portion	9,054,371	9,468,400
Operating lease liability, less current portion	856,485	847,293
Other liabilities	326	326
Total liabilities	14,206,967	14,317,835
Stockholders’ equity
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.086 par value; 2,000,000,000 shares authorized and 2,974,869 and 2,250,210 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	255,839	193,484
Additional paid-in capital	52,171,112	50,877,307
Accumulated deficit	(49,810,431)	(48,073,549)
Total stockholders’ equity	2,616,520	2,997,242
Total liabilities and stockholders’ equity	$16,823,487	$17,315,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Commission income	$4,236,220	4,082,438
Total revenue	4,236,220	4,082,438

Operating expenses
Commission expense	1,469,427	1,276,542
Salaries and wages	2,229,837	1,831,662
General and administrative	1,516,228	1,374,890
Marketing and advertising	67,275	127,042
Change in estimated acquisition earn-out payables	-	47,761
Depreciation and amortization	360,595	534,152
Asset impairments	-	3,922,110
Total operating expenses	5,643,362	9,114,159

Loss from operations	(1,407,142)	(5,031,721)

Other (expense) income
Interest expense	(300,482)	(369,677)
Interest (expense) related parties	(24,760)	(40,609)
Other (expense) income, net	(4,498)	11
Recognition and change in fair value of warrant liabilities	-	95,333
Total other (expense) income	(329,740)	(314,942)

Loss from continuing operations before tax	$(1,736,882)	(5,346,663)
Net loss	(1,736,882)	(5,346,663)

Basic loss per share	$(0.66)	$(13.84)

Diluted loss per share	$(0.66)	$(13.84)

Weighted average number of shares outstanding – Basic	2,612,721	386,413

Weighted average number of shares outstanding – Diluted	2,612,721	386,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2024	2,250,210	$193,484	$50,877,307	$(48,073,549)	$2,997,242

Common share-based compensation	462,659	39,789	935,156	-	974,985

Common shares issued for services	105,000	9,064	132,686	-	141,750

Common shares issued for acquisition purchase price prepayment	157,000	13,502	225,923	-	239,425

Net loss	-	-	-	(1,736,882)	(1,736,882)

Balance, March 31, 2025	2,974,869	$255,839	$52,171,112	$(49,810,431)	$2,616,520

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2023	280,117	$24,089	$46,125,206	$(39,001,965)	$7,147,330

Common share payments for earn-outs	-	-	17,628	-	17,628

Common shares issued for ATM share sales	11,036	949	123,700	-	124,649

Common shares issued for abeyance share conversions	42,545	3,659	(3,659)	-	-

Common share-based compensation	1,149	99	18,467	-	18,566

Net loss	-	-	-	(5,346,663)	(5,346,663)

Balance, March 31, 2024	334,847	$28,796	$46,281,342	$(44,348,628)	$1,961,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,736,882)	$(5,346,663)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	360,595	534,152
Asset impairments	-	3,922,110
Amortization of debt issuance costs and accretion of debt discount	9,991	11,721
Non-cash lease (income) expense	(285)	1,110
Equity based compensation expense	974,985	18,566
Amortization of equity based prepayments to service providers	50,000	-
Recognition and change in fair value of warrant liability	-	(95,333)
Earn-out fair value and write-off adjustments	-	47,761
Change in operating assets and liabilities:
Accounts receivable	486,637	277,984
Accounts receivable, related parties	(194)	91
Other receivables	(8,619)	(28,599)
Prepaid expense and other current assets	6,361	92,976
Other non-current assets	-	(1,500)
Accounts payable and other accrued liabilities	91,124	344,847
Other payables	(35,883)	16,395
Net cash provided (used in) operating activities	197,830	(204,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,307)	(12,312)
Purchase of intangibles	(9,637)	(17,132)
Net cash used in investing activities	(14,944)	(29,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(387,137)	(335,533)
Principal repayments of short-term financings	(48,927)	(44,596)
Proceeds from loans payable, related parties	510,219
Payments of loans payable, related parties	(243,228)	(136,620)
Proceeds from common shares issued through an at the market offering	-	124,649
Net cash used in financing activities	$(169,073)	$(392,100)

Net increase (decrease) in cash and restricted cash	13,813	(625,926)
Cash and restricted cash at beginning of year	1,797,694	2,738,911
Cash and restricted cash at end of year	$1,811,507	$2,112,985

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), as the same may be amended from time to time. Capitalized terms not defined in this Quarterly Report on Form 10-Q refer to capitalized terms as defined in the Form 10-K. Certain prior period accounts and balances in these unaudited condensed consolidated financial statements and notes thereto may have been reclassified to conform to the current period’s presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

As of March 31, 2025, the Company’s reported cash and restricted cash aggregated balance was approximately $1,812,000, current assets were approximately $3,850,000 and current liabilities were approximately $3,928,000. As of March 31, 2025, the Company had negative working capital of approximately $77,000 and stockholders’ equity of approximately $2,617,000. For the three months ended March 31, 2025, the Company had a loss from operations of approximately $1,407,000 and net loss of approximately $1,737,000.

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

Cash and Restricted Cash

Cash and restricted cash (restricted for debt service coverage) reported on our condensed consolidated balance sheets are reconciled to the total shown on our unaudited condensed consolidated statements of cash flows as follows:

	March 31, 2025	March 31, 2024
Cash	$388,379	$680,138
Restricted cash	1,423,128	1,432,847
Total cash and restricted cash	$1,811,507	$2,112,985

Revenue Recognition

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Three Months ended	Medical	Life	Property and Casualty	Total

March 31, 2025	$3,282,938	$36,947	$916,335	$4,236,220
March 31, 2024	$3,273,979	$56,217	$752,242	$4,082,438

The following are customers representing 10% or more of total revenue:

	Three Months Ended March 31,
Insurance Carrier	2025	2024
Priority Health	42%	45%
BlueCross BlueShield	16%	13%

No other single customer accounted for more than 10% of the Company’s commission revenues during the three months ended March 31, 2025 and 2024. The loss of any significant customer could have a material adverse effect on the Company.

Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2025 and 2024 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2025 and December 31, 2024, the Company provided a full valuation allowance against its net deferred tax assets, since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Deferred Financing Costs

The Company defers specific incremental costs directly attributable to a proposed or actual equity offering of securities and charges them against the gross equity proceeds of the offering once consummated. Such costs may include fees charged by underwriters, attorneys, regulators, printers and transfer agents. If the share offering is later aborted or withdrawn, these deferred costs are expensed at that time. As of March 31, 2025 and December 31, 2024, deferred financing costs amounted to $84,904 and $10,060 respectively, presented in the prepaids and other current assets account on the condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements not already disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

NOTE 2. INTANGIBLE ASSETS

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of March 31, 2025:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	1.6	$1,808,088	$(1,624,464)	$183,624
Internally developed software	2.0	1,743,453	(1,037,387)	706,066
Customer relationships	5.5	7,372,290	(3,363,438)	4,008,852
Purchased software	1.8	565,704	(563,752)	1,952
Non-competition agreements	1.1	3,504,810	(3,324,359)	180,451
Total		$14,994,345	$(9,913,400)	$5,080,945

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2024:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	1.8	$1,808,087	$(1,586,651)	$221,436
Internally developed software	2.3	1,733,817	(948,706)	785,111
Customer relationships	5.8	7,372,290	(3,180,376)	4,191,914
Purchased software	2.0	565,704	(563,470)	2,234
Non-competition agreements	1.3	3,504,810	(3,281,608)	223,202
Total		$14,984,708	$(9,560,811)	$5,423,897

The following table reflects expected amortization expense as of March 31, 2025, for each of the following five years and thereafter:

Years Ending December 31,	Amortization Expense
2025	$1,053,956
2026	1,157,930
2027	817,301
2028	726,480
2029	525,546
Thereafter	799,732
Total	$5,080,945

NOTE 3. LONG-TERM DEBT AND SHORT-TERM FINANCINGS

Long-Term Debt

The composition of long-term debt, collateralized by certain commission revenues, is as follows:

	March 31, 2025	December 31, 2024

Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, variable interest of prime rate plus 2.5%, maturing August 2028, net of deferred financing costs of $7,396 and $7,950 as of March 31, 2025 and December 31, 2024, respectively	$288,527	$305,996
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, variable interest of prime rate plus 1.5%, maturing December 2028, net of deferred financing costs of $9,337 and $9,974 as of March 31, 2025, and December 31, 2024, respectively	480,675	507,307
Oak Street Funding LLC Term Loan for the acquisition of SWMT, variable interest of prime rate plus 2.0%, maturing April 2029, net of deferred financing costs of $5,892 and $6,260 as of March 31, 2025 and December 31, 2024, respectively	565,463	593,527
Oak Street Funding LLC Term Loan for the acquisition of FIS, variable interest of prime rate plus 2.0%, maturing May 2029, net of deferred financing costs of $23,754 and $25,209 as of March 31, 2025 and December 31, 2024, respectively	1,436,436	1,505,894
Oak Street Funding LLC Term Loan for the acquisition of ABC, variable interest of prime rate plus 2.0%, maturing September 2029, net of deferred financing costs of $27,549 and $29,169 as of March 31, 2025 and December 31, 2024, respectively	2,407,894	2,514,031
Oak Street Funding LLC Term Loan for the acquisition of Barra, variable interest of prime rate plus 2.5%, maturing May 2032, net of deferred financing costs of $149,980 and $155,337 as of March 31, 2025 and December 31, 2024, respectively	5,504,178	5,633,564
	10,683,173	11,060,319
Less: current portion	(1,628,802)	(1,591,919)
Long-term debt	$9,054,371	$9,468,400

Years Ending March 31,	Maturities of Long-Term Debt
2025	$1,204,781
2026	1,755,061
2027	1,934,939
2028	2,096,550
2029	1,537,789
Thereafter	2,377,961
Total	10,907,081
Less: debt issuance costs	(223,908)
Total	$10,683,173

Short-Term Financings

The Company has various short-term notes payable for financed items such as insurance premiums. These are normally paid in equal installments over a period of twelve months or less and carry interest rates of up to 12.75% per annum. As of March 31, 2025, and December 31, 2024, balances outstanding on short-term financings were $9,902 and $59,000 respectively.

NOTE 4. EQUITY

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock, $0.086 par value (the “Common Stock”). Each share of issued and outstanding common stock entitles the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the Company upon liquidation or dissolution.

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

During the first quarter of 2025 certain directors, executives, and employees were granted 999,995 shares of common stock in equity awards with a value of $2,049,675, vesting during the first and third quarters of 2025. As of March 31, 2025, 462,605 shares, or $957,785 of these equity awards were vested and 537,390 shares, or $1,091,889 were unvested.

The Company also issued 157,000 shares of common stock with a value of $239,425 to the sellers of Spetner as a prepayment on the First Purchase Price, as further discussed in Note 7 Commitments and Contingencies, and 105,000 shares of common stock with a value of $141,750 for a service provider prepayment. These prepayments were recorded to the prepaids and other current assets account on the condensed consolidated balance sheets as of March 31, 2025.

During the first quarter of 2024, the Company issued 187,614 shares through its ATM program, 723,264 pursuant to Abeyance Share conversions and 19,535 shares for equity-based compensation.

As of March 31, 2025, and December 31, 2024, there were 2,974,869 and 2,250,210 shares of common stock outstanding, respectively.

Equity-based Compensation

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025, and 2024 was $974,985 and $18,565, respectively.

2025 Equity Incentive Plan

On March 18, 2025, the Board approved, and proposed for stockholder approval, the 2025 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through with the Company and its subsidiaries may attract and retain key personnel, and to provide a means whereby directors, officer, employees, consultants, and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, thereby strengthening their commitment to the welfare of the Company and its subsidiaries and aligning their interests with those of the Company’s stockholders. The Plan provides for various stock-based incentive awards, including incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards. The total number of shares of common stock authorized for issuance under the Plan is 2,000,000 shares.

Administration of the Plan. The Plan is to be administered by the Compensation Committee of the Board. The Compensation Committee is authorized to select from among eligible employees, directors, and service providers those individuals to whom shares and options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Compensation Committee is also authorized to prescribe, amend, and rescind terms relating to options granted under the Plans. Generally, the interpretation and construction of any provision of the Plans or any shares and options granted hereunder is within the discretion of the Compensation Committee.

If approved by the Company’s stockholders, the Plan will be effective March 18, 2025. The 2025 Equity Plan will terminate on March 18, 2035, unless the Board terminates it earlier.

NOTE 5. EARNINGS (LOSS) PER SHARE

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

The following calculates basic and diluted EPS from operations:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Net loss	$(1,736,882)	$(5,346,663)
Net loss, numerator, basic computation	(1,736,882)	$(5,346,663)
Recognition and change in fair value of warrant liabilities	-	-
Net loss, numerator, diluted computation	$(1,736,882)	$(5,346,663)

Weighted average common shares, basic	2,612,721	386,413
Effect of Series B Warrants	-	-
Weighted average common shares, dilutive	2,612,721	386,413
Loss per common share – basic	$(0.66)	$(13.84)
Loss per common share – diluted	$(0.66)	$(13.84)

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	For the Three Ended
	March 31, 2025	March 31, 2024
Shares subject to outstanding common stock options	16	643
Shares subject to outstanding Series A warrants	6,647	6,647
Shares subject to outstanding Series B Warrants and PAW	959	51,939
Shares subject to outstanding Series G warrants and PA Warrants	3,096	250,774
Shares subject to unvested stock awards	39	52

NOTE 6. LEASES

Operating lease expense for the three months ended March 31, 2025, and 2024 was $107,665 and $104,956, respectively. As of March 31, 2025, the weighted average remaining lease term and weighted average discount rate for the operating leases were 4.89 years and 8.85%, respectively.

Future minimum lease payments under these operating leases consisted of the following:

Fiscal year ending March 31,	Operating Lease Obligations
2025 (remainder of year)	$234,356
2026	298,982
2027	269,531
2028	237,173
2029	129,918
Thereafter	178,856
Total undiscounted operating lease payments	1,348,816
Less: Imputed interest	264,493
Present value of operating lease liabilities	$1,084,323

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly no legal contingencies are accrued as of March 31, 2025, and December 31, 2024. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time has been subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Definitive Acquisition Agreements

On May 14, 2024, and as amended on September 6, 2024, October 29, 2024, and February 20, 2025, the Company entered into a Stock Exchange Agreement (the “Stock Exchange Agreement”) to acquire Spetner Associates (“Spetner”). Pursuant to the Stock Exchange Agreement, the Company agreed to: (i) acquire 80% of the issued and outstanding shares of common stock, par value $1.00 per share, of Spetner (the “Spetner Common Stock”) for $16,050,000 (which amount was to be paid as $6,500,000 in cash, the issuance to the sellers of certain shares of the Company’s Common Stock, and the Company’s issuance to the sellers of certain promissory notes); and (ii) have the sole option to acquire the remaining 20% of Spetner common stock for a predetermined amount based on a multiple of EBITDA.

On October 29, 2024, the Company entered into Amendment No. 1 (the “Amendment”) to the Stock Exchange Agreement. Pursuant to the Amendment, the Company issued to the sellers of Spetner, 140,064 shares of Common Stock, as a non-refundable deposit and a first prepayment of a portion of the First Purchase Price (as defined in the Stock Exchange Agreement), in the approximate amount of $329,431.

On February 20, 2025, the Company entered into Amendment No. 2 (the “Amendment”) to the Stock Exchange Agreement. Pursuant to the Amendment, the Company issued to the sellers of Spetner, 157,000 shares of Common Stock, as a non-refundable deposit and a second prepayment of a portion of the First Purchase Price (as defined in the Stock Exchange Agreement), in the approximate amount of $239,425. Combined with the first prepayment, total pre-payments as of March 31, 2025, were $568,856, presented in the prepaids and other current assets account on the condensed consolidated balance sheets.

NOTE 8. RELATED PARTY TRANSACTIONS

Americana Credit Agreement and Revolving Note: On March 5, 2025, the Company and YES Americana Group, LLC (“Americana”) entered into a Revolving Credit Facility Agreement (the “Credit Agreement”) pursuant to which Americana agreed to extend a revolving credit facility of up to $600,000 to the Company (the “Facility”), to provide additional working capital for the Company to cover its incremental Spetner acquisition related costs, as well as for general working capital uses. Subject to the terms and conditions of the Credit Agreement and the other transaction documents, and in reliance upon the representations and warranties set forth therein, Americana agreed to make loans to the Company from time to time, pursuant to the terms of the Credit Agreement, until, but not including, the Maturity Date (as hereinafter defined), provided, however, that the aggregate principal balance of all loans outstanding at any time under the Credit Agreement will not exceed the Loan Availability, defined in the Credit Agreement as $600,000 less any obligations the Credit Agreement and related transaction documents. Loans made by Americana may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again up to, but not including, the Maturity Date, unless the loans are otherwise terminated or extended as provided in the Credit Agreement. The “Maturity Date” means the earlier of (i) 12 months from March 5, 2025; (ii) the date of prepayment of the Revolving Note (as hereinafter defined) by the Company (subject to the terms of the Credit Agreement) and the termination of the Credit Agreement as of such date; or (iii) the date of the occurrence of an Event of Default (as defined in the Credit Agreement) and acceleration of the Revolving Note pursuant to the Credit Agreement. Subject to the terms and conditions of the Credit Agreement, any request for a loan under the Credit Agreement may be made from time to time and in such amounts as the Company may choose. Loans under the Credit Agreement bear interest at the rate of 0.1% per annum. No principal or interest payments are due as to any loan under the Credit Agreement prior to the Maturity Date, and there are no prepayment penalties. Pursuant to the terms of the Credit Agreement, on March 5, 2025, the Company executed an unsecured revolving promissory note (the “Revolving Note”) to evidence the loans under the Credit Agreement, in favor of Americana in the principal amount of $600,000. As of March 31, 2025, the outstanding balance on the Facility was $375,049 presented in the current portion of loans payables, related parties account on the condensed consolidated balance sheets.

The following table summarizes the loans payable, related parties current and non-current accounts, as of the periods ended March 31, 2025 and December 31, 2024, and the interest expense related parties account for the three month periods ended March 31, 2025 and March 31, 2024, as presented on the condensed consolidated balance sheets and condensed consolidated statements of operations, respectively:

	Current portion of loans payables, related parties		Loans payable, related parties, less current portion		Interest expense, related parties
Related Party	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Payables to Employees	$11,343	$3,112	$-	$-	$-	$1,730
Deferred Purchase Price Liability	178,980	241,707	-	$2,922	9,350	19,833
Purchase Agreement Liability	214,727	208,358	368,122	425,130	15,361	19,046
Yes Americana Payable	375,049	-	-	-	49
Total	$780,099	$453,177	$368,122	$428,052	$24,760	$40,609

NOTE 9. SEGMENT REPORTING

The following table provides the financial results of our Insurance Segment:

	Three Months Ended March 31,
	2025	2024

Total revenues	$4,236,220	$4,082,438
Less: Significant and other Insurance Segment expenses
Commission expense	1,469,427	1,276,542
Salaries and wages	2,229,837	1,831,662
General and administrative expenses	1,516,228	1,374,890
Marketing and advertising expenses	67,275	127,042
Change in estimated acquisition earn-out payables	-	47,761
Depreciation and amortization	360,595	534,152
Asset impairments	-	3,922,110
Interest expense	300,482	369,677
Interest expense related parties	24,760	40,609
Other (income) expense, net	4,498	(11)
Recognition and change in fair value of warrant liabilities		(95,333)

Insurance segment net loss	$(1,736,882)	$(5,346,663)

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

As part of our growth and acquisition strategy, we continue to survey the current insurance market for value-add acquisition opportunities. As of March 31, 2025, we had acquired nine insurance agencies.

Over the next 12 months, we plan to focus on the expansion and growth of our business through continued asset acquisitions in insurance markets and organic growth of our current insurance operations through geographic expansion and market share growth. To that end, on May 14, 2024, and as further amended on September 6, 2024, October 29, 2024 and February 20, 2025, the Company entered into a Stock Exchange Agreement (the “Stock Exchange Agreement”) to acquire Spetner Associates (“Spetner”), a well-established benefits enrollment company that, through its BenManage benefits enrollment company, is a leading provider of voluntary benefits to over 75,000 employees throughout the United States. Pursuant to the Stock Exchange Agreement, the Company agreed to: (i) acquire 80% of Spetner’s issued and outstanding shares of common stock, par value $1.00 per share (the “Spetner Common Stock”) for $16,050,000 (which amount was to be paid as $6,500,000 in cash, the issuance of certain shares of the Company’s common stock, and the Company’s issuance of a promissory notes to the sellers); and (ii) have the sole option to acquire the remaining 20% of the Spetner Common Stock for a predetermined amount based on a multiple of EBITDA

Further, we launched our 5MinuteInsure.com (“5MI”) Insurtech platform during 2021, which expanded our national footprint. 5MI is a high-tech proprietary tool developed by us as a business to consumer portal which enables consumers to instantly compare quotes from multiple carriers and purchase their car and home insurance in a time efficient and effective manner. 5MI taps into the growing number of online shoppers and utilizes advanced artificial intelligence and data mining techniques, to provide competitive insurance quotes in around 5 minutes with minimal data input needed from the consumer. The platform currently operates in 46 states offering coverage with up to 30 highly rated insurance carriers.

With the acquisition of Barra, we launched RELI Exchange, our business-to-business (“B2B”) InsurTech platform and agency partner network that builds on the artificial intelligence and data mining backbone of 5MinuteInsure.com. Through RELI Exchange we on-board agency partners and provide them with an InsurTech platform white labeled, designed and branded specifically for their business. This combines the best of digital and human capabilities by providing our agency partners and their customers quotes from multiple carriers within minutes. Since its inception, RELI Exchange has increased its agent roster by more than 300%.

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

Financial Instruments

During the three months ended March 31, 2025, the Company’s financial instruments consisted of derivative warrants. These were accounted for at fair value as of inception/issuance date, and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, (non-cash) gain or loss. As of June 18, 2024, the majority of the derivative warrants were exercised and as of March 31, 2025 only a nominal and immaterial amount remained outstanding.

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

Insurance Acquisitions and Strategic Activities

As of March 31, 2025, we have acquired multiple insurance brokerages (see table below). As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry. In furtherance of this strategy, as discussed above, the Company entered into a Stock Exchange Agreement to acquire Spetner Associates (“Spetner”) for cash, stock and issuance of certain promissory notes to the sellers. Spetner is a well-established benefits enrollment company that, through its BenManage benefits enrollment company, is a leading provider of voluntary benefits to over 75,000 employees throughout the United States. Completion of the transaction is subject to standard and stipulated closing.

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

Non-GAAP Financial Measure

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

We exclude the following items when calculating AEBITDA, and the following items define our non-GAAP financial measure AEBITDA:

●	Interest and related party interest expense: Unrelated to core Company operations and excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Depreciation and amortization: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Goodwill and/or asset impairments: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Equity-based compensation: Non-cash compensation provided to employees and service providers, excluded to provide more meaningful supplemental information regarding the Company’s core cash impacted operational performance.
●	Change in estimated acquisition earn-out payables: An earn-out liability is a liability to the seller upon an acquisition which is contingent on future earnings. These liabilities are valued at each reporting period and the changes are reported as either a gain or loss in the change in estimated acquisition earn-out payables account in the consolidated statements of operations. The gain or loss is non-cash, can be highly volatile and overall is not deemed relevant to ongoing operations, thus, it’s excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Recognition and change in fair value of warrant liabilities: This account includes changes to derivative warrant liabilities which are valued at each reporting period and could result in either a gain or loss. The period changes do not impact cash, can be highly volatile, and are unrelated to ongoing operations, and thus are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Other income (expense), net: Includes certain non-routine income or expenses and other individually de minimis items and is thus excluded as unrelated to core operations of the company.
●	Transactional costs: This includes expenses related to mergers, acquisitions, financings and refinancings, and amendments or modification to indebtedness. These costs are unrelated to primary Company operations and are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Non-recuring costs: This account includes non-recurring non-operational items, related to costs incurred for a legal suit the Company has filed against one of the third parties involved in the discontinued operations and was excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.

Refer to the reconciliation of net (loss) income to AEBITDA, illustrated below in tabular format.

Results of Operations

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS ANALYTICS

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

	March 31, 2025	March 31, 2024	Value Fluctuation	Percent Fluctuation	Explanations
Commission Income	$4,236,220	$4,082,438	$153,782	4%	Increased commission income primarily driven by sustained organic growth.
Commission Expense (“CE”)	1,469,427	1,276,542	192,885	15%	Increased CE correlated to growth in revenues.
Salaries and wages (“S&W”)	2,229,837	1,831,662	398,175	22%	Increased S&W’s is due to non-cash share-based compensation offset by OneFirm efficiencies and overall leaner operations.
General and administrative expenses (“G&A”)	1,516,228	1,374,890	141,338	10%	Increased G&A is due to non-cash equity award issuances offset by OneFirm efficiencies and overall leaner operations.
Marketing and advertising expenses (“M&A”)	67,275	127,042	(59,767)	-47%	M&A decrease consistent with Company’s current marketing strategy.
Change in estimated acquisition earn-out payables	-	47,761	(47,761)	-100%	Decrease pursuant to the settlement of all earn-out payables.
Depreciation and amortization (“D&A”)	360,595	534,152	(173,557)	-32%	Decrease due to impaired intangible assets no longer incurring D&A.
Asset impairment	-	3,922,110	(3,922,110)	-100%	Decrease due to no necessity for further asset impairments.
Total operating expenses	5,643,362	9,114,159	(3,470,797)	-38%

Loss from operations	(1,407,142)	(5,031,721)	3,624,579	-72%

Other income (expense)
Interest expense	(300,482)	(369,677)	69,195	-19%	Decrease per periodic paydowns on loan balances
Interest related parties	(24,760)	(40,609)	15,849	-39%	Decrease per periodic paydowns on loan balances
Other income (expense), net	(4,498)	(11)	(4,509)		Decrease due to individually de minimis items
Recognition and change in fair value of warrant liabilities	-	95,333	(95,333)	-100%	Decrease pursuant to the settlement of all material derivative warrant liabilities.
Total other (expense) income	(329,740)	(314,942)	(14,798)	5%

Net income (loss)	$(1,736,882)	$(5,346,663)	3,609,781	-68%

Non-GAAP Financial Measure
AEBITDA	$145,407	(73,654)	219,061	-297%

Non-GAAP Reconciliation from Net Loss to AEBITDA

The following table provides a reconciliation from net loss to AEBITDA for the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Net loss	$(1,736,882)	$(5,346,663)
Adjustments:
Interest and related party interest expense	325,242	410,286
Depreciation and amortization	360,595	534,152
Asset impairment	-	3,922,110
Equity-based compensation employees, directors, and service providers	1,024,985	154,912
Change in estimated acquisition earn-out payables	-	47,761
Other income, net	-	(11)
Recognition and change in fair value of warrant liabilities	-	(95,333)
Transactional costs	143,187	253,893
Nonrecurring costs	28,280	45,239
Total adjustments	1,882,289	5,273,009

AEBITDA	$145,407	$(73,654)

Liquidity and capital resources

As of March 31, 2025, we had a cash balance of approximately $1,812,000 and negative working capital of approximately $77,000, compared with a cash balance of approximately $1,798,000 and working capital of approximately $416,000 at December 31, 2024.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact on pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements, as such term is defined in Regulation S-K, during the three months ended March 31, 2025.

Cash Flows

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$197,830	$(204,382)
Net cash used in investing activities	(14,944)	(29,444)
Net cash used in financing activities	(169,073)	(392,100)
Net increase (decrease) in cash, and restricted cash	13,813	(625,926)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2025, was approximately $198,000, compared to net cash flows used in operating activities of approximately $204,000 for the three months ended March 31, 2024. The cash provided includes a net loss of approximately $1,737,000, decreased by approximate non-cash adjustments of $1,396,000 related to depreciation and amortization of approximately $361,000, share based compensation of approximately $1,025,000, and amortization of debt costs of approximately $10,000 as well as a net increase in cash due to changes of net working capital items of approximately $539,000.

Investing Activities

During the three months ended March 31, 2025, cash flows used in investing activities approximated $15,000 compared to cash flows used by investing activities of approximately $29,000 for the three months ended March 31, 2024. The cash used during the three months ended March 31, 2025 is primarily related to the purchase of fixed tangible and intangible assets.

Financing Activities

During the three months ended March 31, 2025, approximate cash used in financing activities was $169,000, as compared to approximately $392,000 for the three months ended March 31, 2024. Net cash used in financing activities during the three months ended March 31, 2025, relates to proceeds from related party loans payable of approximately $510,000, offset by debt principal, short-term financings, and related party payables repayments of approximately $679,000.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, and our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal year 2024.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, and determined them to be effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of March 31, 2025. Litigation relating to the insurance brokerage industry is not uncommon. As such we, from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as the same may be updated from time to time. As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury) and all under Section 4(a)(2) of the Securities Act of 1933	Number of Securities Issued (or cancelled) (1)	Class of Securities	Value of Securities issued ($/per share) at Issuance	Were the Securities issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Securities were issued to (entities must have individual with voting/ investment control disclosed).	Reason for Securities issuance (e.g. for cash or debt conversion) OR Nature of Services Provided (if applicable)	Restricted or Unrestricted as of this filing?	Exemption or Registration Type?

2/20/2025	New	78,500	Common	1.53	No	Jonathan Spetner	Acquisition prepayment	Restricted	4	(a)(2)
2/20/2025	New	78,500	Common	1.53	No	Agudath Israel of America	Acquisition prepayment	Restricted	4	(a)(2)
3/24/2025	New	105,000	Common	1.35	No	Bitbean LLC	Prepayment for services	Restricted	4	(a)(2)

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

(c) During the quarter ended March 31, 2025, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.2	Articles of Amendment to Articles of Incorporation, as Amended, effective February 7, 2025 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2025).

10.1†	2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s registrant statement on Form S-8 filed with the Securities and Exchange Commission on January 21, 2025).

10.2	Amendment No. 2 to Amended and Restated Stock Exchange Agreement by and among Reliance Global Group, Inc., Spetner Associates, Inc., Jonathan Spetner, and Agudath Israel of America, dated as of February 20, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2025).

10.3	Revolving Credit Facility Agreement, dated as of March 5, 2025, by and among the registrant and YES Americana Group, LLC (incorporated by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025).

10.4	Revolving Note issued by the registrant in favor of YES Americana Group, LLC on March 5, 2025 (incorporated by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed herewith

**Furnished herewith

† Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reliance Global Group, Inc.

Date: May 14, 2025	By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer
(principal executive officer)

Date: May 14, 2025	By:	/s/ Joel Markovits
Joel Markovits
Chief Financial Officer
(principal financial officer and principal accounting officer)

