Form 10-Q
period 2025-06-30
Reliance Global Group, Inc.
filed 2025-07-30
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐ No ☒

At July 30, 2025, the registrant had 4,346,054 shares of common stock, par value $0.086 per share, outstanding.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$1,957,000	$372,695
Restricted cash	1,418,211	1,424,999
Accounts receivable	808,240	1,460,314
Accounts receivable, related parties	7,796	7,813
Other receivables	24,660	42,184
Prepaid expense and other current assets	594,078	681,450
Assets held for sale	2,299,767	-
Total current assets	7,109,752	3,989,455

Property and equipment, net	112,355	133,908
Right-of-use assets	1,167,596	1,052,926
Intangibles, net	4,036,577	5,423,897
Goodwill	5,561,643	6,693,099
Other non-current assets	21,792	21,792
Total assets	$18,009,715	$17,315,077

Current liabilities:
Accounts payable and other accrued liabilities	$1,270,903	$1,186,968
Short-term financing agreements	106,211	58,829
Current portion of loans payables, related parties	1,354,093	453,177
Other payables	39,869	38,814
Current portion of long-term debt	1,671,276	1,591,919
Operating lease liability, current portion	288,548	244,057
Liabilities related to assets held for sale	289,732	-
Total current liabilities	5,020,632	3,573,764

Loans payable, related parties, less current portion	358,458	428,052
Long term debt, less current portion	8,631,034	9,468,400
Operating lease liability, less current portion	917,647	847,293
Warrant liabilities	326	326
Total liabilities	14,928,097	14,317,835
Stockholders’ equity
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 9,076 and 0 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.086 par value; 2,000,000,000 shares authorized and 3,098,876 and 2,250,210 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	266,503	193,484
Additional paid-in capital	55,336,447	50,877,307
Accumulated deficit	(52,521,332)	(48,073,549)
Total stockholders’ equity	3,081,618	2,997,242
Total liabilities and stockholders’ equity	$18,009,715	$17,315,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue
Commission income	$3,086,677	3,233,342	$7,322,897	$7,315,780
Total revenue	3,086,677	3,233,342	7,322,897	7,315,780

Operating expenses
Commission expense	988,774	886,364	2,458,202	2,162,905
Salaries and wages	2,563,519	1,955,152	4,793,357	3,786,814
General and administrative expenses	1,492,839	991,633	3,009,067	2,366,523
Marketing and advertising expenses	67,207	76,983	134,483	204,025
Change in estimated acquisition earn-out payables	-	-	-	47,761
Depreciation and amortization	346,151	469,788	706,746	1,003,941
Asset impairments	-	-	-	3,922,110
Total operating expenses	5,458,490	4,379,920	11,101,855	13,494,079

Loss from operations	(2,371,813)	(1,146,578)	(3,778,958)	(6,178,299)

Other income (expense)
Interest expense	(297,642)	(365,970)	(598,124)	(735,646)
Interest (expense) related parties	(21,346)	(37,525)	(46,106)	(78,134)
Other income (expense), net	(20,100)	11	(24,598)	22
Recognition and change in fair value of warrant liabilities	-	60,667	-	156,000
Total other (expense) income	(339,088)	(342,817)	(668,828)	(657,758)
Loss from continuing operations before tax	$(2,710,901)	(1,489,395)	$(4,447,786)	(6,836,057)
Net loss	(2,710,901)	(1,489,395)	(4,447,786)	(6,836,057)
Basic (loss) earnings per share
Continuing operations	$(0.85)	$(2.76)	(1.53)	$(14.77)
Basic loss per share	$(0.85)	$(2.76)	(1.53)	$(14.77)

Diluted (loss) earnings per share
Continuing operations	$(0.85)	$(2.76)	(1.53)	$(14.77)
Diluted loss per share	$(0.85)	$(2.76)	(1.53)	$(14.77)

Weighted average number of shares outstanding – Basic	3,198,461	539,133	2,907,209	462,773

Weighted average number of shares outstanding – Diluted	3,198,461	539,133	2,907,209	462,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2024	2,250,210	$193,484	$50,877,307	$(48,073,549)	$2,997,242

Common share-based compensation	462,659	39,789	935,196	-	974,985

Common shares issued for services	105,000	9,064	132,686	-	141,750

Common shares issued for acquisition purchase price prepayment	157,000	13,502	225,923	-	239,425

Net loss	-	-	-	(1,736,882)	(1,736,882)

Balance, March 31, 2025	2,974,869	255,839	52,171,112	(49,810,431)	2,616,520

Common share-based compensation	40	3	877,365	-	877,368

Common shares issued for services	123,967	10,661	139,339	-	150,000

Series J Private placement	-	-	2,148,631	-	2,148,631

Net loss	-	-	-	(2,710,901)	(2,710,901)

Balance, June 30, 2025	3,098,876	$266,503	$55,336,447	$(52,521,332)	$3,081,618

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2023	280,117	$24,089	$46,125,206	$(39,001,965)	$7,147,330

Common share payments for earn-outs	-		17,628	-	17,628
				-	-
Common shares issued for ATM share sales	11,036	949	123,700		124,649
				-
Common shares issued for abeyance share conversions	42,545	3,659	(3,659)		-
				-
Common share-based compensation	1,149	99	18,467	-	18,566

Net loss	-	-	-	(5,346,663)	(5,346,663)

Balance, March 31, 2024	334,847	$28,796	$46,281,342	$(44,348,628)	$1,961,510

Common share payments for earn-outs	30,029	2,582	(2,582)	-	-

Common shares issued for ATM share sales	302,677	26,031	1,917,664	-	1,943,695

Common shares issued for abeyance share conversions	59,471	5,115	(5,115)	-	-

Common shares issued for Series B warrants	39,569	3,403	109,263	-	112,666

Common shares issued for Series G warrants	192,236	16,532	(16,532)	-	-

Common share-based compensation	60,373	5,192	240,574	-	245,766

Common shares issued for services	17,825	1,533	113,467	-	115,000

Net loss	-	-	-	(1,489,395)	(1,489,395)

Balance, June 30, 2024	1,037,027	$89,184	$48,638,081	$(45,838,023)	$2,889,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the 6 months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$(4,447,786)	$(6,836,057)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	706,746	1,003,941
Asset Impairments	-	3,922,110
Amortization of debt issuance costs and accretion of debt discount	9,991	23,442
Non-cash lease expense	2,646	1,574
Equity based compensation expense	1,852,353	264,331
Equity based payments to third parties	652,189	224,477
Recognition and change in fair value of warrant liability	-	(156,000)
Earn-out fair value and write-off adjustments	-	47,761
Change in operating assets and liabilities:
Accounts receivable	509,750	353,040
Accounts receivable, related parties	17	(847)
Other receivables	(14,705)	(166,393)
Prepaid expense and other current assets	(40,537)	(161,708)
Other non-current assets	-	(1,500)
Accounts payables and other accrued liabilities	113,597	585,215
Other payables	1,058	7,020
Net cash used in operating activities	(654,681)	(889,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,540)	(15,397)
Purchase of intangibles	(17,597)	(21,134)
Net cash used in investing activities	(27,137)	(36,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(768,000)	(680,093)
Proceeds from short term financings	150,000	158,788
Principal repayments of short-term financings	(102,618)	(106,460)
Proceeds from loans payable, related parties	1,142,166	-
Payments of loans payable, related parties	(310,844)	(437,754)
Proceeds from common shares issued through an at the market offering	-	2,068,344
Series J Private Placement	2,148,631
Net cash provided by continuing financing activities	$2,259,335	$1,002,825

Net increase in cash and restricted cash	1,577,517	76,700
Cash and restricted cash at beginning of year	1,797,694	2,738,911
Cash and restricted cash at end of year	$3,375,211	$2,815,611

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation Current and long-lived assets and liabilities forming the Fortman disposal group, have been reclassified and separately presented on the June 30, 2025, condensed consolidated balance sheet, as current assets held for sale and current liabilities related to assets held for sale. See Note 10 - Assets and related liabilities held for sale.

Liquidity

As of June 30, 2025, the Company’s reported cash and restricted cash aggregated balance was approximately $3,375,000, current assets were approximately $ 7,110,000 and current liabilities were approximately $5,021,000. As of June 30, 2025, the Company had working capital of approximately $2,089,000 and stockholders’ equity of approximately $3,082,000. For the six months ended June 30, 2025, the Company had a loss from operations of approximately $3,779,000, and net loss of approximately $4,448,000.

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

Cash and Restricted Cash

Cash and restricted cash (restricted for debt service coverage) reported on our condensed consolidated balance sheets are reconciled to the total shown on our unaudited condensed consolidated statements of cash flows as follows:

	June 30, 2025	June 30, 2024
Cash	$1,957,000	$1,405,824
Restricted cash	1,418,211	1,409,787
Total cash and restricted cash	$3,375,211	$2,815,611

Revenue Recognition

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Period Ended June 30, 2024	Medical	Life	Property and Casualty	Total

Three months ended June 30, 2025	$2,191,694	$27,783	$867,200	$3,086,677
Three months ended June 30, 2024	$2,389,845	$38,744	$804,753	$3,233,342
Six months ended June 30, 2025	$5,475,140	$64,730	$1,783,027	$7,322,897
Six months ended June 30, 2024	$5,715,662	$94,961	$1,505,157	$7,315,780

The following are customers representing 10% or more of total revenue:

	Three Months Ended June 30,
Insurance Carrier	2025	2024
Priority Health	19%	22%
BlueCross BlueShield	13%	11%

	Six Months Ended June 30,
Insurance Carrier	2025	2024
Priority Health	32%	35%
BlueCross BlueShield	15%	12%

No other single customer accounted for more than 10% of the Company’s commission revenues during the three and six months ended June 30, 2025 and 2024. The loss of any significant customer could have a material adverse effect on the Company.

Income Taxes

The Company recorded no income tax expense for the three and six months ended June 30, 2025 and 2024 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyses various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2025 and December 31, 2024, the Company provided a full valuation allowance against its net deferred tax assets, since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Deferred Financing Costs

The Company defers specific incremental costs directly attributable to a proposed equity offering of securities and charges them against the gross equity proceeds of the offering once consummated. Similarly, the Company capitalizes costs directly associated with a proposed debt financing arrangement to later be presented as a direct deduction to the carrying amount of the related debt liability once consummated and henceforth amortized using the effective interest method. Such costs may include fees charged by underwriters, brokers, attorneys, regulators, printers, transfer agents and lenders, respectively. If a proposed share offering or debt financing is later aborted or withdrawn, these deferred costs are expensed at that time. As of June 30, 2025, and December 31, 2024, deferred financing costs amounted to $25,000 and $10,060 respectively, presented in the prepaids and other current assets account on the condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements not already disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

NOTE 2. INTANGIBLE ASSETS

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of June 30, 2025:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	1.3	$1,518,688	$(1,372,877)	$145,811
Internally developed software	1.8	1,751,413	(1,126,609)	624,804
Customer relationships	5.8	5,548,290	(2,421,699)	3,126,591
Purchased software	1.5	565,704	(564,033)	1,671
Non-competition agreements	0.8	2,752,010	(2,614,310)	137,700
Total		$12,136,105	$(8,099,528)	$4,036,577

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2024:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	1.8	$1,808,087	$(1,586,651)	$221,436
Internally developed software	2.3	1,733,817	(948,706)	785,111
Customer relationships	5.8	7,372,290	(3,180,376)	4,191,914
Purchased software	2.0	565,704	(563,470)	2,234
Non-competition agreements	1.3	3,504,810	(3,281,608)	223,202
Total		$14,984,708	$(9,560,811)	$5,423,897

The following table reflects expected amortization expense as of June 30, 2025, for each of the following five years and thereafter:

Years Ending December 31,	Amortization Expense
2025	$610,720
2026	977,056
2027	636,427
2028	545,606
2029	466,272
Thereafter	800,496
Total	$4,036,577

NOTE 3. LONG-TERM DEBT AND SHORT-TERM FINANCINGS

Long-Term Debt

The composition of long-term debt, collateralized by certain commission revenues, is as follows:

	June 30, 2025	December 31, 2024

Oak Street Funding LLC (“Oak Street”) Term Loan for the acquisition of EBS and USBA, variable interest of prime rate plus 2.5%, maturing August 2028, net of deferred financing costs of $6,841 and $7,950 as of June 30, 2025 and December 31, 2024, respectively	$270,758	$305,996
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, variable interest of prime rate plus 1.5%, maturing December 2028, net of deferred financing costs of $8,699 and $9,974 as of June 30, 2025, and December 31, 2024, respectively	453,657	507,307
Oak Street Funding LLC Term Loan for the acquisition of SWMT, variable interest of prime rate plus 2.0%, maturing April 2029, net of deferred financing costs of $5,523 and $6,260 as of June 30, 2025 and December 31, 2024, respectively	537,007	593,527
Oak Street Funding LLC Term Loan for the acquisition of FIS, variable interest of prime rate plus 2.0%, maturing May 2029, net of deferred financing costs of $22,300 and $25,209 as of June 30, 2025 and December 31, 2024, respectively	1,366,017	1,505,894
Oak Street Funding LLC Term Loan for the acquisition of ABC, variable interest of prime rate plus 2.0%, maturing September 2029, net of deferred financing costs of $25,929 and $29,169 as of June 30, 2025 and December 31, 2024, respectively	2,300,410	2,514,031
Oak Street Funding LLC Term Loan for the acquisition of Barra & Associates, LLC, variable interest of prime rate plus 2.5%, maturing May 2032, net of deferred financing costs of $144,624 and $155,337 as of June 30, 2025 and December 31, 2024, respectively	5,374,461	5,633,564
	10,302,310	11,060,319
Less: current portion	(1,671,276)	(1,591,919)
Long-term debt	$8,631,034	$9,468,400

The following table depicts the maturities of the Company’s outstanding long-term debt.

Years Ending December 31,	Maturities of Long-Term Debt
2025 (remaining six months)	$813,928
2026	1,755,061
2027	1,934,939
2028	2,096,550
2029	1,537,789
Thereafter	2,377,961
Total	10,516,228
Less: debt issuance costs	(213,918)
Total	$10,302,310

Subsequent to the quarter ended, June 30, 2025, during July 2025, the Company pre-paid $4,997,292 of its long-term Oak Street debt pursuant to proceeds received from the Fortman sale as further described in Note 11 - subsequent events. No pre-payment penalty was assessed. The adjusted remaining outstanding long-term debt balance subsequent to these pre-payments was, $5,519,084 or $5,374,461 when factoring and netting debt issuance costs.

Short-Term Financings

The Company has various short-term notes payable for financed items such as insurance premiums. These are normally paid in equal instalments over a period of twelve months or less and carry interest rates of up to 11.95% per annum. As of June 30, 2025, and December 31, 2024, balances outstanding on short-term financings were $106,211 and $58,829 respectively.

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

During the first quarter of 2025, as further described herein under the header, Equity-based compensation, certain directors, executives, and employees were issued 462,605 shares of common stock pursuant to equity awards granted for the 2024 fiscal year, with a value of $957,785. An additional 54 shares were issued to two executives pursuant to previously disclosed employment agreements.

During the first quarter of 2025, pursuant to a proposed business combination transaction, the Company issued to the selling parties 157,000 shares of Common Stock with a value of $239,425 as a second prepayment and additional non-refundable deposit on the proposed purchase price. See additional information regarding these shares in Note 10 - Subsequent Events.

During the first quarter of 2025, the Company issued 105,000 shares of Common Stock with a value of $141,750 for a service provider prepayment which was recorded to the prepaids and other current assets account on the condensed consolidated balance sheets as of June 30, 2025.

During the second quarter of 2025, the Company issued a service provider, 123,967 shares of Common Stock with a value of $150,000 in lieu of services to be provided, and 40 shares of equity-based compensation were issued to an executive as the final payment under a previously disclosed employment agreement.

As of June 30, 2025, and December 31, 2024, there were 3,098,876 and 2,250,210 shares of common stock outstanding, respectively.

Equity-based Compensation

During the first quarter of 2025 certain directors, executives, and employees were granted 999,995 shares of common stock in equity awards for the 2024 fiscal year, with a value of $2,049,675, vesting during the first and third quarters of 2025. As of June 30, 2025, 462,605 shares, or $957,785 of these equity awards were vested and 537,390 shares, or $1,091,889 were unvested. The unvested amounts pertain to executives and employees and are amortized and expensed over the applicable service periods, with the Company recognizing $861,591 of equity-based compensation expense for the six-month period ended, June 30, 2025 presented in the salaries and wages account in the condensed consolidated statements of operations.

Pursuant to the April 2025 second amendment to an employment agreement between the Company and an executive, the executive was awarded 40,000 shares of the Company’s Common Stock annually over the four-year employment term, where each annual tranche vests equally at 10,000 shares each quarter, pro-rated for any partial periods. The total value of each annual tranche is $62,000. For the three and six month periods ended, June 30, 2025, compensation expense on this grant was $7,253. As of June 30, 2025, no shares have been issued under this agreement.

Subsequent to June 30, 2025, the Compensation Committee approved adjustments to the compensation structure for directors and executives. These included the grant of 1,692,673 restricted shares with a value of $2,495,000 under the Company’s 2025 Equity Incentive Plan (the “July Grant”). The grants, which vest over periods between July 2025 and January 2026, were awarded to certain directors, officers, and employees, and its cost will be amortized over the various vesting periods with no impact to equity-based compensation expense for the three and six month periods ended, June 30, 2025. The Company also increased the base salary of its Chief Executive Officer (the “CEO”) and approved a discretionary bonus for the CEO, both effective in July 2025.

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2025, and 2024 was $877,368 and $245,766, respectively, and for the six months ended June 30, 2025 and 2024; $1,852,353 and $264,331, respectively.

2025 Equity Incentive Plan

On March 18, 2025, the Board approved, and subsequently the stockholders approved, the 2025 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through with the Company and its subsidiaries may attract and retain key personnel, and to provide a means whereby directors, officer, employees, consultants, and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, thereby strengthening their commitment to the welfare of the Company and its subsidiaries and aligning their interests with those of the Company’s stockholders. The Plan provides for various stock-based incentive awards, including incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards. The total number of shares of common stock authorized for issuance under the Plan is 2,000,000 shares. Following the July Grant, there remained 307,327 shares available for issuance under the Plan.

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

The Plan was approved by the Company’s stockholders on May 29, 2025, becoming effective as of March 18, 2025, and will terminate on March 18, 2035, unless terminated earlier by the Board.

As of June 30, 2025, there remained 2,002,414 shares available for issuance under the Company’s various equity incentive plans. Following the July Grant, there remained 309,741 shares available for issuance under the Company’s various equity incentive plans.

Series J Private Placement

On June 18, 2025, the Company entered into a securities purchase agreement (the “SPA-2025”) with a certain accredited investor (the “SPA Purchaser”) for the issuance and sale in a private placement (the “Private Placement-2025”) of (i) pre-funded warrants (the “Series J-PF Warrants”) to purchase up to 1,488,096 shares of the Company’s Common Stock at an exercise price of $0.001 per share, and (ii) warrants (the “Series J Warrants”) to purchase up to 2,976,192 shares of Common Stock at an exercise price of $1.43 per share. The Private Placement-2025 was priced at the market at a combined purchase price per share and accompanying Series J Warrant of $1.68. The closing of the Private Placement-2025 occurred on or about June 20, 2025.

Aggregate gross proceeds to the Company from the Private Placement-2025 were approximately $2.5 million, prior to deducting placement agent fees and other offering expenses payable by the Company, estimated at around $351,000, which resulted in estimated net proceeds of $2.15 million. The Company would receive an additional approximate $4.25 million in aggregate gross proceeds if all of the Series J Warrants were exercised via a cash exercise. The Company plans to use the proceeds from the Private Placement for working capital and general corporate purposes.

The Series J-PF Warrants are exercisable from the date of issuance until exercised in full. The Series J Warrants are exercisable from the date of issuance and expire two years from the Effective Date (as defined in the SPA-2025). The holder of the Series J-PF Warrants and the Series J Warrants may not exercise any portion of such holder’s Series J-PF Warrants or Series J Warrants to the extent that the holder, together with its affiliates, would beneficially own, respectively, more than 9.99% of 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise.

In connection with the Private Placement-2025, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of June 18, 2025, with the SPA Purchaser, to register for resale the common shares underlying the Series J-PF Warrants and Series J Warrants.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the Company’s sole placement agent in connection with the Private Placement-2025. Pursuant to the engagement terms, the Company paid Wainwright a total cash fee equal to 7.0% of the aggregate gross proceeds of the Private Placement-2025, as well as certain expenses, including $50,000 for legal fees and expenses, $35,000 for non-accountable expenses, and a management fee equal to 1.0% of the gross proceeds of the Private Placement-2025. In addition, the Company issued to Wainwright placement agent warrants (the “Series J PAW’s”) to purchase up to an aggregate of 104,167 shares of Common Stock at an exercise price equal to $2.10 per share. The Series J PAW’s have substantially the same terms as the Series J Warrants.

The Company determined pursuant to the terms of the Series J Warrants, Series J PF Warrants, and Series J PAW’s that they are equity instruments in nature, also because they permit the holder to obtain a fixed number of shares for a fixed monetary amount. The net proceeds were recorded to additional paid in capital on the condensed consolidated balance sheets as of June 30, 2025.

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

The following calculates basic and diluted EPS from operations:

	Three Months	Three Months
	Ended	Ended
	June 30, 2025	June 30, 2024
Loss from continuing operations	$(2,710,901)	$(1,489,395)
Net loss continuing operations, numerator, basic computation	(2,710,901)	(1,489,395)
Recognition and change in fair value of warrant liabilities	-	-
Net loss from continuing operations, numerator, diluted computation	$(2,710,901)	$(1,489,395)

Weighted average common shares, basic	3,198,461	539,133
Weighted average common shares, dilutive	3,198,461	539,133
Loss per common share – basic	$(0.85)	$(2.76)
Loss per common share – diluted	$(0.85)	$(2.76)

	Six Months	Six Months
	Ended	Ended
	June 30, 2025	June 30, 2024
Loss from continuing operations	$(4,447,786)	$(6,836,057)
Net Loss continuing operations, numerator, basic computation	(4,447,786)	(6,836,057)
Recognition and change in fair value of warrant liabilities	-	-
Net loss from continuing operations, numerator, diluted computation	$(4,447,786)	$(6,836,057)

Weighted average common shares, basic	2,907,209	462,773
Weighted average common shares, dilutive	2,907,209	462,773
Loss per common share – basic	$(1.53)	$(14.77)
Loss per common share – diluted	$(1.53)	$(14.77)

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	For the Three Months Ended
	June 30, 2025	June 30, 2024
Shares subject to outstanding common stock options	16	510
Shares subject to outstanding Series A warrants	6,647	6,647
Shares subject to outstanding PAW’s	959	959
Shares subject to PA Warrants	3,096	3,096
Shares subject to unvested stock awards	690,137	52
Shares subject to Outstanding Series J Warrants	2,976,192	-
Shares subject to Outstanding Series J PAW’s	104,167	-

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Shares subject to outstanding common stock options	16	510
Shares subject to outstanding Series A warrants	6,647	6,647
Shares subject to outstanding PAW’s	959	959
Shares subject to PA Warrants	6,647	3,096
Shares subject to unvested stock awards	690,137	52
Shares subject to Outstanding Series J Warrants	2,976,192	-
Shares subject to Outstanding Series J PAW’s	104,167	-

Subsequent to June 30, 2025, the Company granted 1,692,673 shares to certain directors, officers, and employees. The grants had a value of $2,495,000 and vest over the periods between, July 2025 and January 2026. These shares, if granted before June 30, 2025, would have been considered anti-dilutive securities and would be excluded from weighted-average shares used to calculate diluted net loss per common share.

NOTE 6. LEASES

Operating lease expense for the three months ended June 30, 2025, and 2024 was $108,697 and $102,073, respectively. Operating lease expense for the six months ended June 30, 2025, and 2024 was $216,362 and $207,029 respectively. As of June 30, 2025, the weighted average remaining lease term and weighted average discount rate for the operating leases were 4.59 years and 9.43%, respectively.

Pursuant to Note 10 - Assets and related liabilities held for sale, the Company reclassified its leases pertaining to Fortman Insurance, LLC (“the Fortman Leases”) to assets and liabilities held for sale.

The following table depicts future minimum lease payments for the Company’s operating leases excluding Fortman Leases.

Fiscal year ending December 31,	Operating Lease Obligations
2025 (remainder six months)	$188,204
2026	379,175
2027	350,029
2028	318,383
2029	142,195
Thereafter	52,442
Total undiscounted operating lease payments	1,430,428
Less: Imputed interest	(224,233)
Present value of operating lease liabilities	$1,206,195

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly no legal contingencies are accrued as of June 30, 2025, and December 31, 2024. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time has been subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

NOTE 8. RELATED PARTY TRANSACTIONS

Americana Credit Agreement and Revolving Note: On March 5, 2025, and as amended on June 24, 2025, the Company and YES Americana Group, LLC (“Americana”) entered into a Revolving Credit Facility Agreement (the “Credit Agreement”) pursuant to which Americana agreed to extend a revolving credit facility of up to $2,000,000 to the Company (the “Facility”), to provide additional working capital for the Company to cover incremental M&A acquisition related costs, as well as for general working capital uses. Subject to the terms and conditions of the Credit Agreement and the other transaction documents, and in reliance upon the representations and warranties set forth therein, Americana agreed to make loans to the Company from time to time, pursuant to the terms of the Credit Agreement, until, but not including, the Maturity Date (as hereinafter defined), provided, however, that the aggregate principal balance of all loans outstanding at any time under the Credit Agreement will not exceed the Loan Availability, defined in the Credit Agreement as $2,000,000 less any obligations the Credit Agreement and related transaction documents. Loans made by Americana may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again up to, but not including, the Maturity Date, unless the loans are otherwise terminated or extended as provided in the Credit Agreement. The “Maturity Date” means the earlier of (i) 12 months from March 5, 2025; (ii) the date of prepayment of the Revolving Note (as hereinafter defined) by the Company (subject to the terms of the Credit Agreement) and the termination of the Credit Agreement as of such date; or (iii) the date of the occurrence of an Event of Default (as defined in the Credit Agreement) and acceleration of the Revolving Note pursuant to the Credit Agreement. Subject to the terms and conditions of the Credit Agreement, any request for a loan under the Credit Agreement may be made from time to time and in such amounts as the Company may choose. Loans under the Credit Agreement bear interest at the rate of 0.1% per annum. No principal or interest payments are due as to any loan under the Credit Agreement prior to the Maturity Date, and there are no prepayment penalties. Pursuant to the terms of the Credit Agreement, on March 5, 2025, and as amended on June 24, 2025 the Company executed an unsecured revolving promissory note (the “Revolving Note”) to evidence the loans under the Credit Agreement, in favor of Americana in the principal amount of, the greater of: (i) $1,075,064 and (ii) the aggregate principal amount of all Loans outstanding under and pursuant to the Credit Agreement. As of June 30, 2025, the outstanding balance on the Facility was $1,023,537 presented in the current portion of loans payables, related parties account on the condensed consolidated balance sheets.

The following table summarizes the loans payable, related parties current and non-current accounts, as of the periods ended June 30, 2025 and December 31, 2024, and the interest expense related parties account for the three and six month periods ended June 30, 2025 and June 30, 2024, as presented on the condensed consolidated balance sheets and condensed consolidated statements of operations, respectively:

	Related Parties Payable				Interest Expense, Related Parties
	Current Portion		Long Term Portion		for the Three Months Ended		for the Six Months Ended
Related Party	June 30, 2025	December 31,2024	June 30, 2025	December 31,2024	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Payables to Employees	$-	3,112	$-	$-	$-	$577	$-	$2,307
Deferred Purchase Price Liability	136,075	241,707	-	2,922	7,096	17,335	16,446	37,167
Asset Purchase Agreement Liability	194,471	208,358	358,458	425,130	14,080	19,613	29,441	38,660
Yes Americana Payable	1,023,547	-	-	-	170	-	219	-
Total	$1,354,093	453,177	$358,458	$428,052	$21,346	$37,525	$46,106	$78,134

Subsequent to June 30, 2025, the Company repaid in full the Asset Purchase Agreement Liability total outstanding balance of $552,931 which included accrued interest through the payment date.

NOTE 9. SEGMENT REPORTING

The following table provides the financial results of our Insurance Segment:

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024

Total revenues	$3,086,677	$3,233,342	$7,322,897	$7,315,780
Less: Significant and other Insurance Segment expenses
Commission expense	988,774	886,364	2,458,202	2,162,905
Salaries and wages	2,563,519	1,955,152	4,793,357	3,786,814
General and administrative expenses	1,492,839	991,633	3,009,067	2,366,523
Marketing and advertising expenses	67,207	76,983	134,483	204,025
Change in estimated acquisition earn-out payables	-	-	-	47,761
Depreciation and amortization	346,151	469,788	706,746	1,003,941
Asset impairments	-	-	-	3,922,110
Interest expense	297,642	365,970	598,124	735,646
Interest expense related parties	21,346	37,525	46,106	78,134
Other expense, net	20,100	(11)	24,598	(22)
Recognition and change in fair value of warrant liabilities	-	(60,667)	-	(156,000)
Loss from discontinued operations before tax	-	-	-	-
Insurance Segment Net Loss	$(2,710,901)	$(1,489,395)	$(4,447,786)	$(6,836,057)

NOTE 10. ASSETS AND RELATED LIABILITIES HELD FOR SALE

During the second quarter of 2025, the Company committed to a plan to sell the asset group associated with its wholly owned subsidiary Fortman Insurance Services, LLC (“Fortman”) (see Note 11 – Subsequent Events), as part of its strategy to monetize certain assets to focus and grow core operations and pay-off long term debt. The sale closed on July 7, 2025, with an effective date of July 1, 2025. The disposal group met the criteria to be classified as held for sale under ASC 360-10-45 during the quarter ended, June 30, 2025, but did not qualify as a discontinued operation under ASC 205-20, as it does not represent a strategic shift that has or will have a major effect on the Company’s operations or financial results.

The assets and liabilities of the disposal group have been separately presented on the June 30, 2025, condensed consolidated balance sheet, as current assets held for sale and current liabilities related to assets held for sale. The assets held for sale account includes, accounts receivable, prepaid expenses, property and equipment, intangibles, right of use assets and goodwill. Depreciation and amortization (when material) ceased on long-lived assets within the group effective on the classification date. The liabilities related to assets held for sale account includes the disposal group’s accounts payable and operating lease liabilities. No assets or liabilities were classified as held for sale as of December 31, 2024.

The Company measured the held for sale disposal group at the lower of, carrying value (“CV”), and fair value less costs to sell (“FV”), and determined that FV exceeded CV, thus there was no impairment charge. The Company expects to recognize a gain on sale during the third quarter of 2025, in an estimated amount of $2.99 million.

The following table summarizes the major classes of assets and liabilities classified as held for sale as of June 30, 2025:

June 30, 2025
Accounts receivable	142,324
Other receivables	32,229
Prepaids and other current assets	6,895
Property and equipment, net	14,864
Right-of-use assets	257,599
Intangibles, net	714,400
Goodwill	1,131,456
Assets held for sale	2,299,767

Accounts payable and other accrued liabilities	29,662
Operating lease liabilities	260,070
Liabilities related to assets held for sale	289,732

Pre-tax net income for Fortman on a standalone basis was $25,373 and $9,334 for the three months ended, June 30, 2025, and 2024 respectively, and $105,337 and $8,917 for six months ended June 30, 2025 and 2024.

NOTE 11. SUBSEQUENT EVENTS

Fortman Insurance Services, LLC Transaction

On July 7, 2025, the Company, Fortman Insurance Services, LLC, an Ohio limited liability company and wholly owned subsidiary of the Company (the “Seller”, or “Fortman”), and Fortman Insurance Agency, LLC, an Ohio limited liability company (the “Purchaser”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which the Seller agreed to sell substantially all of the assets of its insurance agency business (the “Fortman Business”) to the Purchaser for aggregate cash consideration of $5,000,000 (the “Transaction”). The Transaction closed on July 7, 2025, and was effective as of 12:01 a.m. Eastern Time on July 1, 2025.

The assets sold pursuant to the Asset Purchase Agreement included the Seller’s book of business, accounts, rights to renewal commissions and entitlements arising from new or renewal insurance business after July 1, 2025 (the “Effective Date”), as well as associated goodwill, leasehold interests, intellectual property (including the Fortman Insurance Services and Fortman Insurance Agency names), and other tangible and intangible assets used in the Fortman Business, and certain liabilities were assumed by the Purchaser. The Transaction excluded, among other things, Seller’s pre-Effective Date cash and cash equivalents, and other specified excluded assets and liabilities.

Termination of the Spetner Agreement

On July 22, 2025, the Company received and accepted written notice from Spetner Associates, Inc. (“Spetner”), of the termination of that certain Stock Exchange Agreement, dated as of May 14, 2024, and as amended on September 6, 2024, October 29, 2024, and February 20, 2025 (collectively, the “Stock Exchange Agreement”). There are no material relationships between the Company and the Spetner Parties other than in respect of the Stock Exchange Agreement.

On October 29, 2024, and February 20, 2025, the Company issued 140,064 shares and 157,000 shares of its common stock to the Spetner sellers, representing non-refundable prepayments of approximately $329,430 and $239,425, respectively, as partial consideration for the contemplated acquisition. These were initially recorded by the Company as deferred equity costs in the prepaid expense and other current assets account on the consolidated balance sheets as of December 31, 2024, and March 31, 2025, respectively. However, pursuant to the termination of the Stock Exchange Agreement, the Company does not expect to recover these shares issued and has thus expensed them to the general and administrative account in the condensed consolidated statements of operations, for the three and six month periods ending, June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this report, including statements regarding our strategy, future financial condition, future operations, projected revenues, earnings, business prospects, potential acquisitions and plans, and objectives of management, are forward-looking statements. Words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and similar expressions are intended to identify such forward-looking statements.

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by any forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	our need to raise additional capital, which may not be available on acceptable terms or at all;
●	our ability to maintain the listing of our common stock and warrants on the Nasdaq Capital Market;
●	volatility in the price of our securities due to changes in the capital markets, our industry, or our capital structure;
●	our ability to execute on our acquisition strategy and integrate acquired businesses successfully;
●	our ability to retain key personnel and effectively manage growth;
●	the risk that we and our agency partners are unable to generate expected revenues or margins;
●	risks associated with the insurance brokerage industry, including carrier concentration, regulation, competition, and cyclicality;
●	the impact of economic conditions, inflation, and interest rate trends on our operations and customer demand;
●	potential disruptions due to cybersecurity incidents or system failures;
●	risks associated with legal proceedings and compliance obligations;
●	and other risks and uncertainties described in this Quarterly Report on Form 10-Q, including under the section titled “Risk Factors,” and in our other filings with the Securities and Exchange Commission.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As part of our growth and acquisition strategy, we continue to survey the current insurance market for value-add acquisition opportunities. As of June 30, 2025, we had acquired nine insurance agencies.

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

With the acquisition of Barra & Associates, LLC, we launched RELI Exchange, our business-to-business (“B2B”) InsurTech platform and agency partner network that builds on the artificial intelligence and data mining backbone of 5MinuteInsure.com. Through RELI Exchange we on-board agency partners and provide them with an InsurTech platform white labeled, designed and branded specifically for their business. This combines the best of digital and human capabilities by providing our agency partners and their customers quotes from multiple carriers within minutes. Since its inception, RELI Exchange has increased its agent roster by more than 300%.

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

Insurance Acquisitions and Strategic Activities

As of June 30, 2025, we have acquired multiple insurance brokerages (see table below). As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

Acquired	Reliance 100% Controlled Entity	Date	Location	Line of Business

U.S. Benefits Alliance, LLC (USBA)	US Benefits Alliance, LLC	October 24, 2018	Michigan	Health Insurance

Employee Benefit Solutions, LLC (EBS)	Employee Benefits Solutions, LLC	October 24, 2018	Michigan	Health Insurance

Commercial Solutions of Insurance Agency, LLC (CCS or Commercial Solutions)	Commercial Coverage Solutions LLC	December 1, 2018	New Jersey	P&C – Trucking Industry

Southwestern Montana Insurance Center, Inc. (Southwestern Montana or Montana)	Southwestern Montana Insurance Center, LLC	April 1, 2019	Montana	Group Health Insurance

Fortman Insurance Agency, LLC (Fortman or Fortman Insurance)	Fortman Insurance Services, LLC	May 1, 2019	Ohio	P&C and Health Insurance

Altruis Benefits Consultants, Inc. (Altruis)	Altruis Benefits Corporation	September 1, 2019	Michigan	Health Insurance

UIS Agency, LLC (UIS)	UIS Agency, LLC	August 17, 2020	New York	P&C – Trucking Industry

J.P. Kush and Associates, Inc. (Kush)	Kush Benefit Solutions, LLC	May 1, 2021	Michigan	Health Insurance

Barra & Associates, LLC	RELI Exchange, LLC	April 26, 2022	Illinois	P&C and Health Insurance

Recent Developments

Series J

Private Placement

On June 18, 2025, the Company entered into a securities purchase agreement with one institutional buyer for the purchase and sale of, of (i) pre-funded warrants (the “Series J-PF Warrants”) to purchase up to 1,488,096 shares of the Company’s Common Stock at an exercise price of $0.001 per share, and (ii) warrants (the “Series J Warrants”) to purchase up to 2,976,192 shares of Common Stock at an exercise price of $1.43 per share. The Private Placement-2025 was priced at the market at a combined purchase price per share and accompanying Series J Warrant of $1.68. Additionally, the Company issued a warrant to the Placement Agent (the “Series J PAW’s”), to acquire 104,167 shares of Common Stock at an exercise price of $2.10. The closing of the Private Placement occurred on June 20, 2025.

Fortman Sale and Assets/Liabilities Held for Sale

On July 7, 2025, the Company, Fortman Insurance Services, LLC, an Ohio limited liability company and wholly owned subsidiary of the Company (the “Seller” or “Fortman”), and Fortman Insurance Agency, LLC, an Ohio limited liability company (the “Purchaser”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which the Seller agreed to sell substantially all of the assets of its insurance agency business (the “Fortman Business”) to the Purchaser for aggregate cash consideration of $5,000,000 (the “Transaction”). The Transaction closed on July 7, 2025, and was effective as of 12:01 a.m. Eastern Time on July 1, 2025.

The assets sold pursuant to the Asset Purchase Agreement included the Seller’s book of business, accounts, rights to renewal commissions and entitlements arising from new or renewal insurance business after July 1, 2025 (the “Effective Date”), as well as associated goodwill, leasehold interests, intellectual property (including the Fortman Insurance Services and Fortman Insurance Agency names), and other tangible and intangible assets used in the Fortman Business, and certain liabilities were assumed by the Purchaser. The Transaction excluded, among other things, Seller’s pre-Effective Date cash and cash equivalents, and other specified excluded assets and liabilities.

Pursuant to the foregoing, during the second quarter of 2025, the Company committed to a plan to sell the asset group associated with Fortman as part of its strategy to monetize certain assets to focus and grow its core operations and pay-off its long-term debt. The disposal group met the criteria to be classified as held for sale under ASC 360-10-45 during the quarter ended, June 30, 2025, but did not qualify as a discontinued operation under ASC 205-20, as it does not represent a strategic shift that has or will have a major effect on the Company’s operations or financial results.

The assets and liabilities of the disposal group have been separately presented on the June 30, 2025, condensed consolidated balance sheet, as current assets held for sale and current liabilities related to assets held for sale. The assets held for sale account includes accounts receivable, prepaid expenses, property and equipment, intangibles, right of use assets and goodwill. Depreciation and amortization (when material) ceased on long-lived assets within the group effective on the classification date. The liabilities related to assets held for sale account includes the disposal group’s accounts payable and operating lease liabilities. No assets or liabilities were classified as held for sale as of December 31, 2024.

The Company measured the held for sale disposal group at the lower of, carrying value (“CV”), and fair value less costs to sell (“FV”), and determined that FV exceeded CV, thus there was no impairment charge. The Company expects to recognize a gain on sale during the third quarter of 2025, in an estimated amount of $2.99 million.

The following table summarizes the major classes of assets and liabilities classified as held for sale as of June 30, 2025:

June 30, 2025
Accounts receivable	142,324
Other receivables	32,229
Prepaids and other current assets	6,895
Property and equipment, net	14,864
Right-of-use assets	257,599
Intangibles, net	714,400
Goodwill	1,131,456
Assets held for sale	2,299,767

Accounts payable and other accrued liabilities	29,662
Operating lease liabilities	260,070
Liabilities related to assets held for sale	289,732

Oak Street Debt Payments

During July 2025, the Company repaid $4,997,292 of its Oak Street long-term debt. These pre-payments were funded through proceeds from the asset sale of Fortman and did not incur any pre-payment penalties. The remaining outstanding long-term Oak Street loan balance after posting these pre-payments, net of debt issuance costs, was $5,374,461.

Termination of the Spetner Agreement

On July 22, 2025, the Company accepted written notice from Spetner Associates, Inc. (“Spetner”), terminating the Stock Exchange Agreement, dated as of May 14, 2024, and as amended on September 6, 2024, October 29, 2024, and February 20, 2025 (collectively, the “Stock Exchange Agreement”). There are no material relationships between the Company and the Spetner Parties other than in respect of the Stock Exchange Agreement.

On October 29, 2024, and February 20, 2025, the Company issued 140,064 shares and 157,000 shares of its common stock to the Spetner sellers, representing non-refundable prepayments of approximately $329,430 and $239,425, respectively, as partial consideration for the contemplated acquisition. These were initially recorded by the Company in the prepaid expense and other current assets account on the consolidated balance sheets as of December 31, 2024, and March 31, 2025, respectively. However, pursuant to the termination of the Stock Exchange Agreement, the Company does not expect to recover these shares issued and thus has expensed them to the general and administrative account in the condensed consolidated statements of operations for the period ended, June 30 2025.

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

We exclude the following items when calculating AEBITDA, and the following items define our non-GAAP financial measure AEBITDA:

●	Interest and related party interest expense: Unrelated to core Company operations and excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Depreciation and amortization: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Goodwill and/or asset impairments: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Equity-based compensation: Non-cash compensation provided to employees and service providers, excluded to provide more meaningful supplemental information regarding the Company’s core cash impacted operational performance.
●	Change in estimated acquisition earn-out payables: An earn-out liability is a liability to the seller upon an acquisition which is contingent on future earnings. These liabilities are valued at each reporting period and the changes are reported as either a gain or loss in the change in estimated acquisition earn-out payables account in the consolidated statements of operations. The gain or loss is non-cash, can be highly volatile and overall is not deemed relevant to ongoing operations, thus, it’s excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Recognition and change in fair value of warrant liabilities: This account includes changes to derivative warrant liabilities which are valued at each reporting period and could result in either a gain or loss. The period changes do not impact cash, can be highly volatile, and are unrelated to ongoing operations, and thus are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Other income (expense), net: Includes certain non-routine income or expenses and other individually de minimis items and is thus excluded as unrelated to core operations of the company.
●	Transactional costs: This includes expenses related to mergers, acquisitions, financings and refinancings, and amendments or modification to indebtedness. These costs are unrelated to primary Company operations and are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Non-standard costs: This account includes non-recurring non-operational items, related to costs incurred for a legal suit the Company has filed against one of the third parties involved in previously discontinued operations and was excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.

Refer to the reconciliation of net (loss) income to AEBITDA, illustrated below in tabular format.

Results of Operations

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS ANALYTICS

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

	Three Months Ended
	June 30, 2025	June 30, 2024	Value Fluctuation	Percent Fluctuation	Explanations
Commission Income (“CI”)	$3,086,677	$3,233,342	$(146,665)	-5%	CI change primarily driven by 8% lower medical commission revenues, offset by 8% growth in P&C revenues.

Commission Expense (“CE”)	988,774	886,364	102,410	12%	Increased CE primarily influenced by the 8% growth in P&C revenue.
Salaries and wages (“S&W”)	2,563,519	1,955,152	608,367	31%	Increased S&W primarily due to non-cash share-based compensation offset by OneFirm efficiencies and overall leaner operations.
General and administrative expenses (“G&A”)	1,492,839	991,633	501,206	51%	Increased G&A substantially driven by acquisition related cash and non-cash costs offset by OneFirm efficiencies and overall leaner operations.
Marketing and advertising expenses (“M&A”)	67,207	76,983	(9,776)	-13%	M&A decrease consistent with Company’s current marketing strategy.
Depreciation and amortization (“D&A”)	346,151	469,788	(123,637)	-26%	Decrease pursuant to passage of time as assets become fully amortized.

Total operating expenses	5,458,490	4,379,920	1,078,570	25%
			-
Loss from operations	(2,371,813)	(1,146,578)	(1,225,235)	107%
			-
Other income (expense)			-
Interest expense	(297,642)	(365,970)	68,328	-19%	Decrease per periodic paydowns on loan balances
Interest (expense) related parties	(21,346)	(37,525)	16,179	-43%	Decrease per periodic paydowns on loan balances
Other income (expense), net	(20,100)	11	(20,111)	-182827%	Decrease pursuant to other non-operating miscellaneous expenditures.
Recognition and change in fair value of warrant liabilities	-	60,667	(60,667)	-100%	Decrease pursuant to the settlement of all material derivative warrant liabilities.
Total other (expense) income	(339,088)	(342,817)	3,729	-1%

Net loss	(2,710,901)	(1,489,395)	(1,221,506)	82%

Non-GAAP Measure
AEBITDA	(381,690)	(177,966)	(203,724)	114%	Primarily lower due to fluctuations discussed above in the revenue and commission expense accounts offset by improvements in other expense accounts.

Comparison  of the six months ended June 30, 2025 to the six months ended June 30, 2024

	Six Months Ended
	June 30, 2025	June 30, 2024	Value Fluctuation	Percent Fluctuation	Explanations
Commission Income (“CI”)	$7,322,897	$7,315,780	$7,117	0%	CI flat, primarily driven by 4% lower medical commission revenues, offset by 18% growth in P&C revenues.

Commission Expense (“CE”)	2,458,202	2,162,905	295,297	14%	Increased CE primarily influenced by the 18% growth in P&C revenue as well as general market related increased commission rates.
Salaries and wages (“S&W”)	4,793,357	3,786,814	1,006,543	27%	Increased S&W primarily due to non-cash share-based compensation offset by OneFirm efficiencies and overall leaner operations.
General and administrative expenses (“G&A”)	3,009,067	2,366,523	642,544	27%	Increased G&A substantially driven by acquisition related cash and non-cash costs as well as non-cash share-based payments, offset by OneFirm efficiencies and overall leaner operations.
Marketing and advertising expenses (“M&A”)	134,483	204,025	(69,542)	-34%	M&A decrease consistent with Company’s current marketing strategy
Change in estimated acquisition earn-out payables	-	47,761	(47,761)	-100%	Decrease pursuant to the settlement of earn-out payables.
Depreciation and amortization (“D&A”)	706,746	1,003,941	(297,195)	-30%	Decrease pursuant to passage of time as assets become fully amortized, as well as impaired intangible assets no longer incurring D&A.
Asset impairment	-	3,922,110	(3,922,110)	-100%	No impaired assets during the current period.

Total operating expenses	11,101,855	13,494,079	(2,392,224)	-18%
			-
Loss from operations	(3,778,958)	(6,178,299)	2,399,341	-39%
			-
Other income (expense)			-
Interest expense	(598,124)	(735,646)	137,522	-19%	Decrease per periodic paydowns on loan balances
Interest (expense) related parties	(46,106)	(78,134)	32,028	-41%	Decrease per periodic paydowns on loan balances
Other income (expense), net	(24,598)	22	(24,620)	-111909%	Decrease pursuant to other non-operating miscellaneous expenditures.
Recognition and change in fair value of warrant liabilities	-	156,000	(156,000)	-100%	Fluctuation per fair value changes in derivative warrant liabilities.
Total other (expense) income	(668,828)	(657,758)	(11,070)	2%

Loss from continuing operations before tax	(4,447,786)	(6,836,057)	2,388,271	-35%	Fluctuation explained on an account basis above.

Non-GAAP Measure
AEBITDA	(211,688)	(251,620)	39,932	-16%	Improved AEBITDA results primarily due to OneFirm efficiencies and overall leaner operations.

Non-GAAP Reconciliation from Net Loss to AEBITDA

The following table provides a reconciliation from net income (loss) to AEBITDA for the periods ended June 30, 2025 and June 30, 2024

	The Period Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	(2,710,901)	(1,489,395)	(4,447,786)	(6,836,057)
Adjustments:
Interest and related party interest expense	318,988	403,495	644,230	813,780
Depreciation and amortization	346,151	469,788	706,746	1,003,941
Asset impairment	-	-	-	3,922,110
Goodwill Impairment	-	-
Share based compensation employees directors and third parties	1,479,557	333,897	2,504,542	488,808
Change in estimated acquisition earn-out payables	-	-	-	47,761
Other (income) expense, net	-	(11)	24,598	(22)
Transactional costs	248,049	119,203	391,236	373,096
Non-standard costs	(63,534)	45,724	(35,254)	90,963
Recognition and change in fair value of warrant liabilities	-	(60,667)	-	(156,000)
Total adjustments	2,329,211	1,311,429	4,236,098	6,584,437

AEBITDA	(381,690)	(177,966)	(211,688)	(251,620)

Liquidity and capital resources

As of June 30, 2025, we had a cash balance of approximately $3,375,000 and working capital of approximately $2,089,000, compared with a cash balance of approximately $1,798,000 and working capital of approximately $416,000 at December 31, 2024.

On June 18, 2025, the Company entered into a securities purchase agreement (the “SPA-2025”) with a certain accredited investor (the “SPA Purchaser”) for the issuance and sale in a private placement (the “Private Placement-2025”) of (i) pre-funded warrants (the “Series J-PF Warrants”) to purchase up to 1,488,096 shares of the Company’s Common Stock at an exercise price of $0.001 per share, and (ii) warrants (the “Series J Warrants”) to purchase up to 2,976,192 shares of Common Stock at an exercise price of $1.43 per share. The Private Placement-2025 was priced at the market at a combined purchase price per share and accompanying Series J Warrant of $1.68. The closing of the Private Placement-2025 occurred on or about June 20, 2025.

Aggregate gross proceeds to the Company from the Private Placement-2025 were approximately $2.5 million, prior to deducting placement agent fees and other offering expenses payable by the Company, estimated at around $351,000, which resulted in estimated net proceeds of $2.15 million. The Company would receive an additional approximate $4.25 million in aggregate gross proceeds if all of the Series J Warrants were exercised via a cash exercise.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact on pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements, as such term is defined in Regulation S-K, during the six months ended June 30, 2025.

Cash Flows

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(654,681)	(889,594)
Net cash (used in) provided by investing activities	(27,137)	(36,531)
Net cash provided by financing activities	2,259,335	1,002,825
Net increase in cash, cash equivalents, and restricted cash	$1,577,517	$76,700

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025, was approximately $655,000, compared to net cash flows used in operating activities of approximately $890,000 for the six months ended June 30, 2024. The cash used includes a net loss of approximately $4,448,000, decreased by approximate non-cash adjustments of $3,224,000 related to depreciation and amortization of approximately $707,000, share based compensation of approximately $2,505,000, and amortization of debt costs and non cash lease expense of approximately $13,000 as well as a net increase in cash due to changes of net working capital items of approximately $569,000.

Investing Activities

During the six months ended June 30, 2025, cash flows used in investing activities approximated $27,000 compared to cash flows used by investing activities of approximately $36,500 for the six months ended June 30, 2024. The cash used during the six months ended June 30, 2025 is primarily related to the purchase of fixed tangible and intangible assets.

Financing Activities

During the six months ended June 30, 2025, approximate cash provided by financing activities was $2.3 million, as compared to approximately $1.0 million for the six months ended June 30, 2024. Net cash provided by financing activities during the six months ended June 30, 2025, relates to proceeds from related party loans payable of approximately $1.1 million and from private placement offerings of approximately 2.1 million, offset by debt principal, short-term financings, and related party payables repayments of approximately $1.0 million.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, and determined them to be effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of June 30, 2025. Litigation relating to the insurance brokerage industry is not uncommon. As such we, from time to time have been subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury) and all under Section 4(a)(2) of the Securities Act of 1933	Number of Securities Issued (or cancelled) (1)	Class of Securities	Value of Securities issued ($/per share) at Issuance	Were the Securities issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Securities were issued to (entities must have individual with voting/ investment control disclosed).	Reason for Securities issuance (e.g. for cash or debt conversion) OR Nature of Services Provided (if applicable)	Restricted or Unrestricted as of this filing?	Exemption or Registration Type?

5/30/2025	New	41,322	Common	1.21	No	Outside the Box Capital, Inc.	Prepayment for services	Restricted	4	(a)(2)
5/30/2025	New	82,645	Common	1.21	No	Tie Out Investments Inc.	Prepayment for services	Restricted	4	(a)(2)

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

(c) During the quarter ended June 30, 2025, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K

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

4.1	Amendment, dated June 24, 2025, to the Revolving Note between the Company and YES Americana Group, LLC, dated March 5, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2025).

10.1†	2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s registrant statement on Form S-8 filed with the Securities and Exchange Commission on January 21, 2025).

10.2	Amendment No. 2 to Amended and Restated Stock Exchange Agreement by and among Reliance Global Group, Inc., Spetner Associates, Inc., Jonathan Spetner, and Agudath Israel of America, dated as of February 20, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2025).

10.3	Revolving Credit Facility Agreement, dated as of March 5, 2025, by and among the registrant and YES Americana Group, LLC (incorporated by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025).

10.4	Revolving Note issued by the registrant in favor of YES Americana Group, LLC on March 5, 2025 (incorporated by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025).

10.5	Amendment, dated June 24, 2025, to the Revolving Credit Facility Agreement between the Company and YES Americana Group, LLC, dated March 5, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the Securities and Exchange Commission on June 24, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed herewith

**Furnished herewith

† Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reliance Global Group, Inc.

Date: July 30, 2025	By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer
(principal executive officer)

Date: July 30, 2025	By:	/s/ Joel Markovits
Joel Markovits
Chief Financial Officer
(principal financial officer and principal accounting officer)

