Form 10-Q
period 2025-09-30
Reliance Global Group, Inc.
filed 2025-11-06
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☒

At November 6, 2025, the registrant had 9,865,600 shares of common stock, par value $0.086 per share, outstanding.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$2,581,219	$372,695
Restricted cash	922,198	1,424,999
Accounts receivable	729,763	1,460,314
Accounts receivable, related parties	4,633	7,813
Other receivables	88,490	42,184
Prepaid expense and other current assets	690,767	681,450
Total current assets	5,017,070	3,989,455

Property and equipment, net	111,292	133,908
Right-of-use assets	1,098,817	1,052,926
Intangibles, net	3,739,498	5,423,897
Goodwill	5,561,643	6,693,099
Digital assets, fair value	106,402	-
Other non-current assets	20,292	21,792
Total assets	$15,655,014	$17,315,077

Current liabilities:
Accounts payable and other accrued liabilities	$1,379,081	$1,186,968
Short-term financing agreements	106,406	58,829
Current portion of loans payables, related parties	571,658	453,177
Dividends Payable	373,986	-
Other payables	98,439	38,814
Current portion of long-term debt	595,483	1,591,919
Operating lease liability, current portion	296,641	244,057
Total current liabilities	3,421,694	3,573,764

Loans payable, related parties, less current portion	-	428,052
Long term debt, less current portion	4,645,754	9,468,400
Operating lease liability, less current portion	843,168	847,293
Warrant liabilities	326	326
Total liabilities	8,910,942	14,317,835

Stockholders’ equity
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.086 par value; 2,000,000,000 shares authorized and 9,375,127 and 2,250,210 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	806,261	193,484
Additional paid-in capital	59,615,726	50,877,307
Accumulated deficit	(53,677,915)	(48,073,549)
Total stockholders’ equity	6,744,072	2,997,242
Total liabilities and stockholders’ equity	$15,655,014	$17,315,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue
Commission income	$2,495,975	$3,441,458	$9,818,872	$10,757,238
Total revenue	2,495,975	3,441,458	9,818,872	10,757,238

Operating expenses
Commission expense	995,945	902,246	3,454,147	3,065,152
Salaries and wages	3,912,326	1,707,737	8,705,682	5,494,551
General and administrative expenses	1,120,776	821,510	4,129,842	3,188,033
Marketing and advertising expenses	66,917	100,183	201,399	304,209
Change in estimated acquisition earn-out payables	-		-	47,761
Depreciation and amortization	313,694	421,759	1,020,440	1,425,700
Asset impairments	-	-	-	3,922,110
Total operating expenses	6,409,658	3,953,435	17,511,510	17,447,516

Loss from operations	(3,913,683)	(511,977)	(7,692,638)	(6,690,278)

Other income (expense)
Interest expense	(246,722)	(356,320)	(844,846)	(1,091,966)
Interest (expense) related parties	(4,704)	(34,802)	(50,811)	(112,936)
Other income (expense), net	(16,470)	65,785	(41,068)	65,807
Gain on sale of business	3,033,554	-	3,033,554	-
Recognition and change in fair value of warrant liabilities	-	-	-	156,000
Change in unrealized gains (losses) on digital assets, net	(8,558)	-	(8,558)	-
Total other (expense) income	2,757,100	(325,337)	2,088,271	(983,095)

Loss from continuing operations before tax	(1,156,583)	(837,314)	(5,604,367)	(7,673,373)
Net loss	$(1,156,583)	$(837,314)	$(5,604,367)	$(7,673,373)

Basic (loss) earnings per share
Basic loss per share	$(0.20)	$(0.67)	$(1.44)	$(10.56)

Diluted (loss) earnings per share
Diluted loss per share	$(0.20)	$(0.67)	$(1.44)	$(10.56)

Weighted average number of shares outstanding – Basic	5,826,995	1,252,799	3,891,166	726,347

Weighted average number of shares outstanding – Diluted	5,826,995	1,252,799	3,891,166	726,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Post reverse
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2024	2,250,210	$193,484	$50,877,307	$(48,073,549)	$2,997,242

Common share-based compensation	462,659	39,789	935,196	-	974,985

Common shares issued for services	105,000	9,064	132,686	-	141,750

Common shares issued for acquisition purchase price prepayment	157,000	13,502	225,923	-	239,425

Net loss	-	-	-	(1,736,882)	(1,736,882)

Balance, March 31, 2025	2,974,869	$255,839	$52,171,112	$(49,810,431)	$2,616,520

Common share-based compensation	40	3	877,365		877,368

Common shares issued for services	123,967	10,661	139,339		150,000

Common shares issued for private placement			2,148,631		2,148,631

Net loss				(2,710,901)	(2,710,901)

Balance, June 30, 2025	3,098,876	$266,503	$55,336,447	$(52,521,332)	$3,081,618

Common share-based compensation	2,388,563	205,416	2,528,030		2,733,446

Common shares issued for services	110,668	9,518	90,482		100,000

Common shares issued for private placement	1,488,096	127,976	(140,081)		(12,105)

Common shares issued for ATM share sales	1,785,738	153,574	1,868,108		2,021,682

Common shares issued from an Equity Line of Credit	503,186	43,274	306,726		350,000

Dividend payable	-	-	(373,986)		(373,986)

Net loss		-		(1,156,583)	(1,156,583)

Balance, September 30, 2025	9,375,127	$806,261	$59,615,726	$(53,677,915)	$6,744,072

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2023 (Audited)	280,117	$24,089	$46,125,206	$(39,001,965)	$7,147,330

Common share payments for earn-outs	-	-	17,628	-	17,628

Common shares issued for ATM share sales	11,036	949	123,699	-	124,648

Common shares issued for abeyance share conversions	42,545	3,659	(3,659)	-	-

Common share-based compensation	1,149	99	18,466	-	18,565

Net loss	-	-	-	(5,346,663)	(5,346,663)

Balance, March 31, 2024	334,847	$28,796	$46,281,340	$(44,348,628)	$1,961,508

Common share payments for earn-outs	30,029	2,582	(2,582)	-	-

Common shares issued for ATM share sales	302,677	26,032	1,917,664	-	1,943,696

Common shares issued for abeyance share conversions	59,471	5,115	(5,115)	-	-

Common shares issued for Series B warrants	39,569	3,403	109,263	-	112,666

Common shares issued for Series G warrants	192,236	16,532	(16,532)	-	-

Common share-based compensation	60,373	5,192	240,574	-	245,766

Common shares issued for services	17,825	1,533	113,467	-	115,000

Net loss	-	-	-	(1,489,395)	(1,489,395)

Balance, June 30, 2024	1,037,027	$89,184	$48,638,079	$(45,838,022)	$2,889,241

Common shares issued for ATM share sales	247,418	21,278	734,605	-	755,883

Common share-based compensation	57,454	4,941	7,849	-	12,790

Common shares issued for reverse stock split round up	110,350	9,490	(9,490)	-	-

Net loss	-	-	-	(837,314)	(837,314)

Balance, September 30, 2024	1,452,249	$124,893	$49,371,043	$(46,675,336)	$2,820,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries and Predecessor

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$(5,604,367)	$(7,673,373)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,020,440	1,425,700
Asset Impairments	-	3,922,110
Amortization of debt issuance costs and accretion of debt discount	94,631	29,974
Non-cash lease expense	5,040	9,194
Equity based compensation expense	4,593,149	277,121
Equity based payments to third parties	719,839	274,477
Gain on sale of business	(3,033,554)	-
Change in unrealized gains (losses) on digital assets, net	8,558
Recognition and change in fair value of warrant liability	-	(156,000)
Earn-out fair value and write-off adjustments	-	47,761
Change in operating assets and liabilities:
Accounts receivable	596,335	190,690
Accounts receivable, related parties	3,180	(1,638)
Other receivables	(46,306)	(5,050)
Prepaid expense and other current assets	(112,125)	(184,602)
Other non-current assets	1,500	(1,500)
Accounts payables and other accrued liabilities	224,927	189,655
Other payables	59,626	7,600
Net cash used in continuing operating activities	(1,469,127)	(1,647,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,901)	(19,043)
Purchases of intangibles	(26,788)	(39,744)
Proceeds from sale of business	4,447,069	-
Purchases of digital assets	(114,960)	-
Net cash provided (used) from investing activities	4,289,420	(58,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(5,913,713)	(1,027,177)
Proceeds from short-term financings	192,360	199,948
Principal repayments of short-term financings	(144,783)	(149,430)
Proceeds from loans payable, related parties	1,142,166	-
Payments of loans payable, related parties	(898,808)	(526,119)
Proceeds from common shares issued through an at the market offering	2,021,682	2,824,227
Proceeds from common shares issued through an equity line of credit	350,000
Private Placement of shares and common warrants	2,136,526
Net cash (used) provided by continuing financing activities	$(1,114,570)	$1,321,449

Net increase (decrease) in cash and restricted cash	1,705,723	(385,219)
Cash and restricted cash at beginning of year	1,797,694	2,738,911
Cash and restricted cash at end of period	$3,503,417	$2,353,692

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

Liquidity

As of September 30, 2025, the Company’s reported cash and restricted cash aggregated balance was approximately $3,503,417, current assets were approximately $5,017,000 and current liabilities were approximately $3,422,000. As of September 30, 2025, the Company had working capital of approximately $1,595,000 and stockholders’ equity of approximately $6,744,000. For the nine months ended September 30, 2025, the Company had a loss from operations of approximately $7,693,000, and net loss of approximately $5,604,000.

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

Cash and Restricted Cash

Cash and restricted cash (restricted for debt service coverage) reported on our condensed consolidated balance sheets are reconciled to the total shown on our unaudited condensed consolidated statements of cash flows as follows:

	September 30, 2025	September 30, 2024
Cash	$2,581,219	$925,270
Restricted cash	922,198	1,428,422
Total cash and restricted cash	$3,503,417	$2,353,692

Revenue Recognition

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Period Ended September 30, 2024	Medical	Life	Property and Casualty	Total

Three months ended September 30, 2025	$1,774,019	$30,590	$691,366	$2,495,975
Three months ended September 30, 2024	$2,422,523	$46,808	$972,127	$3,441,458
Nine months ended September 30, 2025	$7,248,223	$95,320	$2,475,329	$9,818,872
Nine months ended September 30, 2024	$8,095,631	$141,811	$2,519,145	$10,757,238

The following are customers representing 10% or more of total revenue:

	Three Months Ended September 30,
Insurance Carrier	2025	2024
Priority Health	29%	29%
BlueCross BlueShield	25%	17%

	Nine Months Ended September 30,
Insurance Carrier	2025	2024
Priority Health	31%	33%
BlueCross BlueShield	17%	13%

No other single customer accounted for more than 10% of the Company’s commission revenues during the three and nine months ended September 30, 2025 and 2024. The loss of any significant customer could have a material adverse effect on the Company.

Income Taxes

The Company recorded no income tax expense for the three and nine months ended September 30, 2025 and 2024 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyses various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2025 and December 31, 2024, the Company provided a full valuation allowance of $(16,237,582) against its net deferred tax assets of $16,237,582, and $(14,721,458) against its net deferred tax assets of $14,721,458, respectively, since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Dividends

Cash dividends are recorded as a liability on the date they are declared by the Board of Directors, which is the date the Company becomes legally obligated to pay the dividend. Dividends declared but unpaid at a reporting date are included in dividends payable within current liabilities and charged against retained earnings when the Company has positive retained earnings, or against additional paid in capital when the Company has a retained deficit, in accordance with ASC 505-20, Equity — Dividends. When a dividend is declared to shareholders of record as of a specified future date, any additional shares issued prior to that record date participate in the dividend, and the dividend payable is adjusted at the record date to reflect the total number of shares entitled to receive payment.

Digital Assets

During the quarter ended September 30, 2025, the Board of Directors approved the adoption of a digital asset treasury strategy and a digital asset treasury policy. Under this strategy and policy, the Company may allocate a portion of its treasury funds to acquire cryptocurrencies, including leading digital assets such as Bitcoin, Ethereum and Solana, and may evaluate opportunities to tokenize insurance-linked assets. In connection with the policy, the Board approved the formation of a Crypto Advisory Board (the “CAB”) to manage, oversee and advise management and the Board on the ongoing development of the Company’s digital-asset treasury strategy and related initiatives.

As of September 30, 2025, the Company purchased digital assets consisting of Bitcoin (BTC), Ethereum (ETH), Cardano (ADA), and XRP for investment and treasury diversification purposes. All digital assets are held with a qualified third-party custodian, are not subject to any contractual sale restrictions, and the Company does not engage in staking, lending, or mining activities.

The Company accounts and presents its digital assets in accordance with ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60), with initial measurement at cost plus transaction fees directly attributable to each acquisition, and the Company continues to track cost basis using the specific-identification method. At each reporting date, the Company remeasures its digital assets at fair value, determined under ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for its digital assets (Level 1 inputs), with changes recognized in unrealized gains (losses) on digital assets, net, in the condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-08, Intangibles — Goodwill and Other — Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The ASU requires entities to measure certain digital assets at fair value each reporting period, with changes in fair value recognized in net income, and to provide specific quantitative and qualitative disclosures regarding such holdings. The Company adopted ASU 2023-08 effective July 1, 2025, using the modified retrospective transition method. Since the Company did not hold any digital assets prior to adoption, there were no cumulative-effect adjustments to retained earnings and no retrospective impacts.

We do not expect any other recently issued accounting pronouncements to have a material effect on our financial statements not already disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

NOTE 2. INTANGIBLE ASSETS

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of September 30, 2025:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	1.1	$1,518,688	$(1,409,919)	$108,769
Internally developed software	1.5	1,760,605	(1,216,251)	544,354
Customer relationships	5.0	5,548,290	(2,559,160)	2,989,130
Purchased software	1.3	565,704	(564,316)	1,388
Non-competition agreements	0.6	2,752,010	(2,656,153)	95,857
Total		$12,145,297	$(8,405,799)	$3,739,498

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2024:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	1.8	$1,808,087	$(1,586,651)	$221,436
Internally developed software	2.3	1,733,817	(948,706)	785,111
Customer relationships	5.8	7,372,290	(3,180,376)	4,191,914
Purchased software	2.0	565,704	(563,470)	2,234
Non-competition agreements	1.3	3,504,810	(3,281,608)	223,202
Total		$14,984,708	$(9,560,811)	$5,423,897

The following table reflects expected amortization expense as of September 30, 2025, for each of the following five years and thereafter:

Years Ending December 31,	Amortization Expense
2025	$305,271
2026	978,884
2027	638,304
2028	547,505
2029	468,172
Thereafter	801,362
Total	$3,739,498

NOTE 3. DIGITAL ASSETS

The following table summarizes the Company’s digital asset holdings as of September 30, 2025:

September 30, 2025
Digital Asset	Holdings	Cost Basis	Fair Value	Hierarchy

BTC	0.27	$32,030	$30,859	Level 1
ETH	6.47	$30,000	$26,822	Level 1
ADA	32,013.95	$30,000	$25,852	Level 1
XRP	8,036.70	$22,930	$22,880	Level 1
	40,057.40	$114,960	$106,402

NOTE 4. LONG-TERM DEBT AND SHORT-TERM FINANCINGS

Long-Term Debt

During July 2025, the Company pre-paid $4,997,292 of its long-term Oak Street debt pursuant to proceeds received from the Fortman sale as further described in Note 9. No pre-payment penalty was assessed.

The remaining composition of long-term debt, collateralized by certain commission revenues, is as follows:

	September 30, 2025	December 31, 2024

Oak Street Funding LLC (“Oak Street”) Term Loan for the acquisition of EBS and USBA, variable interest of prime rate plus 2.5%, maturing August 2028, net of deferred financing costs of $0 and $7,950 as of September 30, 2025 and December 31, 2024, respectively	$-	$305,996
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, variable interest of prime rate plus 1.5%, maturing December 2028, net of deferred financing costs of $0 and $9,974 as of September 30, 2025, and December 31, 2024, respectively	-	507,307
Oak Street Funding LLC Term Loan for the acquisition of SWMT, variable interest of prime rate plus 2.0%, maturing April 2029, net of deferred financing costs of $0 and $6,260 as of September 30, 2025 and December 31, 2024, respectively	-	593,527
Oak Street Funding LLC Term Loan for the acquisition of FIS, variable interest of prime rate plus 2.0%, maturing May 2029, net of deferred financing costs of $0 and $25,209 as of September 30, 2025 and December 31, 2024, respectively	-	1,505,894
Oak Street Funding LLC Term Loan for the acquisition of ABC, variable interest of prime rate plus 2.0%, maturing September 2029, net of deferred financing costs of $0 and $29,169 as of September 30, 2025 and December 31, 2024, respectively	-	2,514,031
Oak Street Funding LLC Term Loan for the acquisition of Barra & Associates, LLC, variable interest of prime rate plus 2.5%, maturing May 2032, net of deferred financing costs of $139,267 and $155,337 as of September 30, 2025 and December 31, 2024, respectively	5,241,237	5,633,564
	5,241,237	11,060,319
Less: current portion	(595,483)	(1,591,919)
Long-term debt	$4,645,754	$9,468,400

The following table depicts the maturities of the Company’s outstanding long-term debt.

Years Ending December 31,	Maturities of Long-Term Debt
2025 (remaining three months)	$143,621
2026	610,662
2027	675,536
2028	746,153
2029	826,570
Thereafter	2,377,962
Total	5,380,504
Less: debt issuance costs	(139,267)
Total	$5,241,237

Short-Term Financings

The Company has various short-term notes payable for financed items such as insurance premiums. These are normally paid in equal instalments over a period of twelve months or less and carry interest rates of up to 11.95% per annum. As of September 30, 2025, and December 31, 2024, balances outstanding on short-term financings were $106,406 and $58,829 respectively.

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

During the first quarter of 2025, pursuant to a proposed business combination transaction, the Company issued to the selling parties 157,000 shares of Common Stock with a value of $239,425 as a second prepayment and additional non-refundable deposit on the proposed purchase price. See additional information regarding these shares in Note 8 – Commitments and Contingencies. Additionally, the Company issued 105,000 shares of Common Stock with a value of $141,750 for a service provider prepayment which was recorded to the prepaids and other current assets account on the condensed consolidated balance sheets as of September 30, 2025, and 462,605 shares for equity-based compensation under certain disclosed (see Equity-based Compensation) equity-based compensation programs.

During the second quarter of 2025, the Company issued service providers, 123,967 shares of Common Stock with a fair value of $150,000 in lieu of services to be provided, and 40 shares of equity-based compensation were issued to an executive as the final payment under a previously disclosed employment agreement.

During the third quarter of 2025, the Company issued a service provider, 110,668 shares of Common Stock with a fair value of $100,000 in lieu of services to be provided under a twelve month marketing agreement, and 2,388,563 shares for equity-based compensation under certain previously and currently disclosed (see Equity-based Compensation) equity based compensation programs.

As of September 30, 2025, and December 31, 2024, there were 9,375,127 and 2,250,210 shares of common stock outstanding, respectively.

Equity-based Compensation

During the first quarter of 2025 certain directors, executives, and employees were granted 999,995 shares of common stock in equity awards for the 2024 fiscal year, with a fair value of $2,049,675, vesting during the first and third quarters of 2025. For the three and nine month periods ended September 30, 2025 respectively, 537,390 and 462,605 shares were vested and issued with no share awards remaining unvested for these grants.

Pursuant to the April 2025 second amendment to an employment agreement between the Company and an executive, the executive was awarded 40,000 shares of the Company’s Common Stock annually over the four-year employment term, where each annual tranche vests equally at 10,000 shares each quarter, pro-rated for any partial periods. The total fair value of this award for all periods combined is $248,000. For the three and nine month periods ended September 30, 2025, 17,253 and 10,000 shares vested respectively, and 7,253 shares have been issued. Unrecognized compensation cost for this award as of September 30, 2025, was, $221,258, which will be recognized as described herein, through June 2029.

In June 2025, the Compensation Committee approved adjustments to the compensation structure for certain directors and executives. These included the grant of 1,692,673 restricted shares with a fair value of $2,495,000 under the Company’s 2025 Equity Incentive Plan (the “July Grant”). The July Grant was awarded to certain directors, officers, and employees and originally vested over periods between July 2025 and January 2026, however, on September 12, 2025, the Compensation Committee modified and accelerated the vesting schedules, whereby all remaining unvested components of these grants would vest immediately. In accordance with ASC 718, Compensation—Stock Compensation, the Company recognized the remaining unamortized compensation cost associated with the accelerated awards based on their original grant-date fair values, and no adjustment was made to reduce previously recognized compensation cost, irrespective of declines in the market price of the Common Stock between the original grant and modification dates. As of September 30, 2025, all shares related to the July Grant have been fully vested and issued. The Company also increased the base salary and approved an annual discretionary bonus for its Chief Executive Officer.

Pursuant to an equity-based commission compensation program at one of the Company’s subsidiaries which provides down-line agents the ability to earn and receive restricted stock awards upon completion of agreed upon service requirements, the Company grants annual restricted stock awards which have vesting or other restrictions of up to twelve months. For the three and nine month period ended September 30, 2025, approximately 151,236 shares were issued under the program, all fully vested as of September 30, 2025.

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2025, and 2024 was $2,740,796 and $12,790, respectively, and for the nine months ended September 30, 2025 and 2024; $4,593,149 and $277,121, respectively.

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

As of September 30, 2025, there remained 118,503 shares available for issuance under the Company’s various equity incentive plans.

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

The Company determined pursuant to the terms of the Series J Warrants, Series J PF Warrants, and Series J PAW’s that they are equity instruments in nature, also because they permit the holder to obtain a fixed number of shares for a fixed monetary amount. The net proceeds were recorded to additional paid in capital on the condensed consolidated balance sheets as of September 30, 2025.

As of September 30, 2025, pursuant to the exercise of all Series J-PF Warrants, the Company issued to the SPA Purchaser, 1,488,096 shares of Common Stock; the exercise price was pre-paid as part of the SPA-2025 closing. None of the Series J Warrants or Series J PAW Warrants have been exercised, and they remain outstanding as of September 30, 2025.

Equity Line of Credit (ELOC)

On August 26, 2025, the Company entered into a Common Stock Purchase Agreement (the “ELOC”) and a related Registration Rights Agreement with an accredited investor (collectively, the “Investor Agreements”). Pursuant to the ELOC, the Company has the right, but not the obligation, to require Investor to purchase, from time to time and subject to the terms and conditions set forth therein, up to an aggregate of $10,000,000 of the Company’s Common Stock, following the effectiveness of a resale registration statement on Form S-1 which was declared effective by the SEC on September 4, 2025. Each purchase will be made at a price equal to the lowest traded price of the Company’s common stock during a three-hour valuation period following Investor’s acknowledgment of a purchase notice, with closings generally occurring the next business day, subject to customary settlement conditions. The agreement includes an Exchange Cap limiting issuances to 19.99% of the Company’s outstanding common stock as of the execution date unless stockholder approval is obtained or the average price paid for all shares issued equals or exceeds $0.9196, and a Beneficial Ownership Limitation preventing Investor from beneficially owning more than 4.99% (which may be increased to 9.99% upon 61 days’ prior written notice) of the Company’s outstanding common stock. The Company is obligated to issue the investor commitment shares valued at $100,000 due in two equal tranches of $50,000, during the third and fourth quarters of 2025, respectively. The Company issued the first tranche consisting of 53,186 shares of Common Stock valued at $50,000 during the quarter ended September 30, 2025.

Pursuant to the ELOC, as of September 30, 2025, the Company issued 450,000 shares of Common Stock for proceeds of $350,000, net of a one-time $10,000 documentation fee, and subsequent to the quarter-end, the Company issued an additional 300,000 shares for proceeds of $300,000, which resulted in net remaining capacity on the ELOC of $9,340,000.

Subsequent to the quarter end, on November 5, 2025, the Company entered into Amendment No. 1 to the Common Stock Purchase Agreement with White Lion Capital, LLC. The Amendment introduces a Fixed Purchase Notice mechanism with pricing at 90% of the lowest traded price during a five-minute pre-notice period, a 5% ADTV per-notice cap (unless waived), and next-business-day cash closing upon DWAC share delivery.

At-the-Market Offering Program

On August 13, 2025, the Company entered into an At-the-Market (“ATM”) Sales Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time through the Sales Agent, shares of its common stock having an aggregate offering price of up to $2,026,453 (the “ATM Program”). Any shares offered and sold under the ATM Program are issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-275190), declared effective by the Securities and Exchange Commission (“SEC”) on November 7, 2023, together with the related base prospectus and prospectus supplement filed in connection with the ATM Program. On September 18, 2025, the Company filed Amendment No. 1 to the prospectus supplement to update and refresh the amount of common stock then available for sale under the ATM Program to $248,138, consistent with the limitations imposed by General Instruction I.B.6 of Form S-3. Sales of common stock, if any, are made in ordinary broker transactions that are deemed to be “at-the-market” offerings under Rule 415 of the Securities Act of 1933, as amended. The Sales Agent is entitled to a commission of 3% of the gross proceeds from each sale and to reimbursement of certain expenses. The ATM Agreement may be terminated by either party upon notice in accordance with its terms. The Company intends to use any net proceeds from sales under the ATM Program for general corporate purposes. Offering-related costs are recorded as a reduction of additional paid-in capital in the Condensed Consolidated Statements of Stockholders’ Equity.

During the three and nine months ended September 30, 2025, the Company sold 1,853,048 shares of Common Stock under the ATM Program, of which, 1,785,738 shares were issued as of September 30, 2025 and 67,310 shares were issued October 1, 2025, for net proceeds of $2,021,682. As of September 30, 2025, approximately $124,725 of Common Stock remained available for issuance under the ATM Program. Subsequent to September 30, 2025, the Company sold an additional 123,163 shares of Common Stock under the ATM Program for net proceeds of approximately $119,764, and approximately $360 of Common Stock remained available for issuance thereafter.

Dividends

On September 26, 2025, the Board of Directors declared a one-time cash dividend of $0.03 per share on the Company’s outstanding common stock, payable to shareholders of record as of the close of business on October 30, 2025 (the “Record Date”). The dividend is payable on December 2, 2025, and as of September 30, 2025, the Company recorded a total of $373,986 to dividends payable, a current liability in the condensed consolidated balance sheets, with a corresponding charge to additional paid in capital. This amount is inclusive of approximately $92,000 payable to the Companies warrant holders that are entitled to receive dividends for their underlying outstanding warrant shares.

Subsequent to quarter-end, the Company issued an additional 490,473 shares of common stock prior to the Record Date. These newly issued shares were entitled to receive the declared dividend, increasing the total expected dividend payable to $388,700. The additional shares and related dividend entitlement represent a non-recognized subsequent event under ASC 855, Subsequent Events, and did not affect amounts recorded as of September 30, 2025.

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

The following calculates basic and diluted EPS from operations:

	Three Months	Three Months
	Ended	Ended
	September 30, 2025	September 30, 2024
Loss from continuing operations	$(1,156,583)	$(837,314)
Net loss continuing operations, numerator, basic computation	(1,156,583)	(837,314)
Recognition and change in fair value of warrant liabilities	-	-
Net loss from continuing operations, numerator, diluted computation	$(1,156,583)	$(837,314)

Weighted average common shares, basic	5,826,995	1,252,799
Weighted average common shares, dilutive	5,826,995	1,252,799
Loss per common share – basic	$(0.20)	$(0.67)
Loss per common share – diluted	$(0.20)	$(0.67)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2025	September 30, 2024
Loss from continuing operations	$(5,604,367)	$(7,673,373)
Net Loss continuing operations, numerator, basic computation	(5,604,367)	(7,673,373)
Recognition and change in fair value of warrant liabilities	-	-
Net loss from continuing operations, numerator, diluted computation	$(5,604,367)	$(7,673,373)

Weighted average common shares, basic	3,891,166	726,347
Weighted average common shares, dilutive	3,891,166	726,347
Loss per common share – basic	$(1.44)	$(10.56)
Loss per common share – diluted	$(1.44)	$(10.56)

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share for the three and nine month periods ended:

	September 30, 2025	September 30, 2024
Shares subject to outstanding common stock options	-	50
Shares subject to outstanding Series A warrants	6,647	6,647
Shares subject to outstanding PAW’s	959	959
Shares subject to PA Warrants	3,096	3,096
Shares subject to Outstanding Series J Warrants	2,976,192	-
Shares subject to Outstanding Series J PAW’s	104,167	-
Shares subject to unvested stock awards	142,747	52

NOTE 7. LEASES

Operating lease expense for the three months ended September 30, 2025, and 2024 was $96,960 and $105,415, respectively. Operating lease expense for the nine months ended September 30, 2025, and 2024 was $313,322 and $312,444 respectively. As of September 30, 2025, the weighted average remaining lease term and weighted average discount rate for the operating leases were 4.59 years and 9.43%, respectively.

The following table depicts future minimum lease payments for the Company’s operating leases excluding Fortman Leases.

Fiscal year ending December 31,	Operating Lease Obligations
2025 (remainder three months)	$95,766
2026	379,175
2027	350,029
2028	318,383
2029	142,195
Thereafter	52,442
Total undiscounted operating lease payments	1,337,990
Less: Imputed interest	198,181
Present value of operating lease liabilities	$1,139,809

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly no legal contingencies are accrued as of September 30, 2025, and December 31, 2024. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time has been subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

On October 29, 2024, and February 20, 2025, the Company issued 140,064 shares and 157,000 shares of its common stock to the Spetner sellers, representing non-refundable prepayments of approximately $329,430 and $239,425, respectively, as partial consideration for the contemplated acquisition. These were initially recorded by the Company as deferred equity costs in the prepaid expense and other current assets account on the consolidated balance sheets as of December 31, 2024, and March 31, 2025, respectively. However, pursuant to the termination of the Stock Exchange Agreement, the Company does not expect to recover these shares issued and has thus expensed them to the general and administrative account in the condensed consolidated statements of operations, for the nine months ending, September 30, 2025.

NOTE 9. RELATED PARTY TRANSACTIONS

Americana Credit Agreement and Revolving Note: On March 5, 2025, and as amended on June 24, 2025, the Company and YES Americana Group, LLC (“Americana”) entered into a Revolving Credit Facility Agreement (the “Credit Agreement”) pursuant to which Americana agreed to extend a revolving credit facility of up to $2,000,000 to the Company (the “Facility”), to provide additional working capital for the Company to cover incremental M&A acquisition related costs, as well as for general working capital uses. Subject to the terms and conditions of the Credit Agreement and the other transaction documents, and in reliance upon the representations and warranties set forth therein, Americana agreed to make loans to the Company from time to time, pursuant to the terms of the Credit Agreement, until, but not including, the Maturity Date (as hereinafter defined), provided, however, that the aggregate principal balance of all loans outstanding at any time under the Credit Agreement will not exceed the Loan Availability, defined in the Credit Agreement as $2,000,000 less any obligations the Credit Agreement and related transaction documents. Loans made by Americana may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again up to, but not including, the Maturity Date, unless the loans are otherwise terminated or extended as provided in the Credit Agreement. The “Maturity Date” means the earlier of (i) 12 months from March 5, 2025; (ii) the date of prepayment of the Revolving Note (as hereinafter defined) by the Company (subject to the terms of the Credit Agreement) and the termination of the Credit Agreement as of such date; or (iii) the date of the occurrence of an Event of Default (as defined in the Credit Agreement) and acceleration of the Revolving Note pursuant to the Credit Agreement. Subject to the terms and conditions of the Credit Agreement, any request for a loan under the Credit Agreement may be made from time to time and in such amounts as the Company may choose. Loans under the Credit Agreement bear interest at the rate of 0.1% per annum. No principal or interest payments are due as to any loan under the Credit Agreement prior to the Maturity Date, and there are no prepayment penalties. Pursuant to the terms of the Credit Agreement, on March 5, 2025, and as amended on June 24, 2025 the Company executed an unsecured revolving promissory note (the “Revolving Note”) to evidence the loans under the Credit Agreement, in favor of Americana in the principal amount of, the greater of: (i) $1,075,064 and (ii) the aggregate principal amount of all Loans outstanding under and pursuant to the Credit Agreement. As of September 30, 2025, the outstanding balance on the Facility was $494,433 presented in the current portion of loans payables, related parties account on the condensed consolidated balance sheets.

The following table summarizes the loans payable, related parties current and non-current accounts, as of the periods ended September 30, 2025 and December 31, 2024, and the interest expense related parties account for the three and Nine month periods ended September 30, 2025 and September 30, 2024, as presented on the condensed consolidated balance sheets and condensed consolidated statements of operations, respectively:

	Related Parties Payable				Interest Expense, Related Parties
Related Party	Current Portion		Long Term Portion		for the Three Months Ended		for the Nine Months Ended
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Payables to Employees	$11,659	$3,112	$-	$-	$-	$1,152	$-	$3,458
Deferred Purchase Price Liability	65,566	241,707	-	2,922	4,490	14,855	20,936	52,022
Asset Purchase Agreement Liability	-	208,358	-	425,130	-	18,795	29,441	57,455
Yes Americana payable	494,433	-	-		214	0.00	433	-
Total	$571,658	$453,177	$-	$428,052	$4,704	$34,802	$50,810	$112,936

In July 2025, pursuant to the Fortman sale as further described in Note 9, the Company repaid in full the Asset Purchase Agreement Liability total outstanding balance of approximately $552,931 which included accrued interest through the payment date.

Fortman Insurance Services, LLC Transaction

On July 7, 2025, the Company, Fortman Insurance Services, LLC, an Ohio limited liability company and wholly owned subsidiary of the Company (the “Seller”, or “Fortman”), and Fortman Insurance Agency, LLC, an Ohio limited liability company (the “Purchaser”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which the Seller agreed to sell substantially all of the assets of its insurance agency business (the “Fortman Business”) to the Purchaser for aggregate cash consideration of $5,000,000 (the “Transaction”). The Transaction closed on July 7, 2025, and was effective as of 12:01 a.m. Eastern Time on July 1, 2025. The sale did not represent a strategic shift that has or will have a major effect on the Company’s continuing ongoing operations. The Company recognized a gain on sale in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, of $3,033,554.

The assets sold pursuant to the Asset Purchase Agreement included the Seller’s book of business, accounts, rights to renewal commissions and entitlements arising from new or renewal insurance business after July 1, 2025 (the “Effective Date”), as well as associated goodwill, leasehold interests, intellectual property (including the Fortman Insurance Services and Fortman Insurance Agency names), and other tangible and intangible assets used in the Fortman Business, and certain liabilities were assumed by the Purchaser. The Transaction excluded, among other things, Seller’s pre-Effective Date cash and cash equivalents, and other specified excluded assets and liabilities. Proceeds from the sale were utilized to pay down the Company’s long-term debt payable to Oak Street, and its Asset Purchase Agreement Liability.

Interim Crypto Purchase Agreement

On September 16, 2025, the Company entered into an Interim Crypto Purchase Agreement (the “Agreement”) with Mr. Moshe Fishman, the Company’s Director of Insurtech and Operations. Under the Agreement, and only as directed in writing by the Company’s Crypto Advisory Board (“CAB”), Mr. Fishman may use his personal cryptocurrency trading accounts on an interim basis to facilitate purchases of digital assets on behalf of the Company while the Company completes the establishment of its institutional cryptocurrency trading account. From the time of purchase, all rights, title and interest in the related digital assets belong exclusively to the Company, and the assets are held in Mr. Fishman’s account solely for the benefit of the Company. All gains, losses, and risks associated with such digital assets transactions accrue entirely to the Company. The Agreement provides that, once the Company’s institutional account is established and upon written instruction from the CAB, Mr. Fishman will promptly transfer to that account all digital assets held for the Company’s benefit. The Company will reimburse Mr. Fishman only for the actual purchase price and any reasonable, documented transaction fees incurred. No compensation or other consideration is payable to Mr. Fishman for services provided under the Agreement. All activities under the Agreement are conducted in accordance with the Company’s Insider Trading Policy and applicable law. The Agreement was approved by the Audit Committee of the Board of Directors, which is comprised entirely of independent, non-employee directors. The Agreement terminates upon the earlier of (i) completion of the transfer of all digital assets assets to the Company’s institutional account or (ii) October 30, 2025, unless extended with Audit Committee approval. The agreement terminated in accordance with its terms on October 30, 2025.

As of September 30, 2025, no compensation had been paid to Mr. Fishman, and any digital assets purchased pursuant to the Agreement is reflected in the Company’s condensed consolidated balance sheets as digital assets owned by the Company with any related unearned gains or losses reflected in the condensed consolidated statements of operations for the three and nine month periods ended, September 30, 2025. During October 2025, the Company opened its institutional cryptocurrency account and Mr. Fishman transferred all digital assets purchased pursuant to the Agreement to the Company’s account.

NOTE 10. SEGMENT REPORTING

The following table provides the financial results of our Insurance Segment:

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024

Total revenues	$2,495,975	$3,441,458	$9,818,872	$10,757,238
Less: Significant and other Insurance Segment expenses
Commission expense	995,945	902,246	3,454,147	3,065,152
Salaries and wages	3,912,326	1,707,737	8,705,682	5,494,551
General and administrative expenses	1,120,776	821,510	4,129,842	3,188,033
Marketing and advertising expenses	66,917	100,183	201,399	304,209
Change in estimated acquisition earn-out payables	-	-	-	47,761
Depreciation and amortization	313,694	421,759	1,020,440	1,425,700
Asset impairments	-	-	-	3,922,110
Interest expense	246,722	356,320	844,846	1,091,966
Interest expense related parties	4,704	34,802	50,811	112,936
Other expense, net	16,470	(65,785)	41,068	(65,807)
Recognition and change in fair value of warrant liabilities	-		-	(156,000)
Gain on sale of business	(3,033,554)		(3,033,554)
Unrealized (gains) losses on digital assets, net	8,558		8,558	-
Loss from discontinued operations before tax	-	-	-	-
Insurance Segment Net Loss	$(1,156,583)	$(837,314)	$(5,604,367)	$(7,673,373)

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report—including statements regarding our strategy (including our digital-asset treasury strategy and related blockchain/tokenization initiatives), future financial condition, liquidity and capital resources, future operations, projected revenues, earnings (losses), margins, cash flows, business prospects, potential acquisitions and integration, and plans and objectives of management—are forward-looking statements.

Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “guidance,” “intends,” “may,” “might,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions (and negative forms of such words) are intended to identify forward-looking statements. These statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially, including, but not limited to:

●	our need to raise additional capital, which may not be available on acceptable terms or at all;
●	our ability to maintain the listing of our common stock and warrants on the Nasdaq Capital Market;
●	volatility in the price of our securities due to changes in the capital markets, our industry, or our capital structure;
●	our ability to execute on our acquisition strategy and integrate acquired businesses successfully;
●	our ability to retain key personnel and effectively manage growth;
●	the risk that we and our agency partners are unable to generate expected revenues or margins;
●	risks associated with the insurance brokerage industry, including carrier concentration, regulation, competition, and cyclicality;
●	the impact of economic conditions, inflation, and interest rate trends on our operations and customer demand;
●	potential disruptions due to cybersecurity incidents or system failures;
●	risks associated with legal proceedings and compliance obligations;
●	risks specific to our digital-asset treasury strategy; and
●	other risks and uncertainties described in this Quarterly Report on Form 10-Q (including under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by this cautionary note.

Overview

Reliance Global Group, Inc. (the “Company”) operates as a company engaging in business in the insurance market. Our focus is to grow the Company by pursuing an aggressive acquisition strategy, initially and primarily focused upon wholesale and retail insurance agencies.

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

As part of our growth and acquisition strategy, we continue to survey the current insurance market for value-add acquisition opportunities. As of September 30, 2025, we had acquired nine insurance agencies.

Over the next 12 months, we plan to focus on the expansion and growth of our business through continued asset acquisitions in insurance markets and organic growth of our current insurance operations through geographic expansion and market share growth, as well as continuing to grow and execute on our Digital Asset Treasury Initiative, integrating blockchain technology into our long-term capital appreciation model.

In addition we plan to continue to expand into the digital asset and blockchain sector hereby building our portfolio comprising of cryptocurrencies, subject to market and other conditions.

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

During the third quarter of 2025, the Company’s Board of Directors approved a strategic expansion into the digital asset and blockchain sector. As part of this initiative, the Company initially plans to build a diversified portfolio comprising leading cryptocurrencies, such as Bitcoin, Ethereum, and Solana, to be managed by the Company’s newly formed Crypto Advisory Board (“CAB”), and subject to market and other conditions. This initiative builds on Reliance’s extensive experience at the intersection of insurance, fintech, and artificial intelligence, including the success of the Company’s proprietary RELI Exchange platform. Reliance is additionally exploring opportunities to tokenize insurance-linked assets in ways not previously accessible to institutional and other investors. The Company believes this innovation could open the door to a new investment class that has historically been unavailable, bringing greater transparency, liquidity, and efficiency to the insurance-linked marketplace.

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

Insurance Acquisitions and Strategic Activities

As of September 30, 2025, we have acquired multiple insurance brokerages (see table below). As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

Acquired	Reliance 100% Controlled Entity	Date	Location	Line of Business

U.S. Benefits Alliance, LLC (USBA)	US Benefits Alliance, LLC	October 24, 2018	Michigan	Health Insurance

Employee Benefit Solutions, LLC (EBS)	Employee Benefits Solutions, LLC	October 24, 2018	Michigan	Health Insurance

Commercial Solutions of Insurance Agency, LLC (CCS or Commercial Solutions)	Commercial Coverage Solutions LLC	December 1, 2018	New Jersey	P&C – Trucking Industry

Southwestern Montana Insurance Center, Inc. (Southwestern Montana or Montana)	Southwestern Montana Insurance Center, LLC	April 1, 2019	Montana	Group Health Insurance

Fortman Insurance Agency, LLC (Fortman or Fortman Insurance)*	Fortman Insurance Services, LLC	May 1, 2019	Ohio	P&C and Health Insurance

Altruis Benefits Consultants, Inc. (Altruis)	Altruis Benefits Corporation	September 1, 2019	Michigan	Health Insurance

UIS Agency, LLC (UIS)	UIS Agency, LLC	August 17, 2020	New York	P&C – Trucking Industry

J.P. Kush and Associates, Inc. (Kush)	Kush Benefit Solutions, LLC	May 1, 2021	Michigan	Health Insurance

Barra & Associates, LLC	RELI Exchange, LLC	April 26, 2022	Illinois	P&C and Health Insurance

*This agency was sold by the Company during the third quarter of 2025.

Recent Developments

Digital Asset Treasury (DAT)

On September 9, 2025, the Board of Directors approved the adoption of a digital asset treasury strategy and a digital asset treasury policy. Under this strategy and policy, the Company may allocate a portion of its treasury funds to acquire cryptocurrencies, including leading digital assets such as Bitcoin, Ethereum and Solana, and may evaluate opportunities to tokenize insurance-linked assets.

In connection with the policy, the Board approved the formation of a Crypto Advisory Board (the “CAB”) to manage, oversee and advise management and the Board on the ongoing development of the Company’s digital-asset treasury strategy and related initiatives. The Board appointed Alex Blumenfrucht, an independent director, and Moshe Fishman, a senior vice president of the Company, as the initial members of the CAB.

On September 16, 2025, the Company entered into an Interim Crypto Purchase Agreement with Mr. Fishman, pursuant to which, solely as directed in writing by the CAB, Mr. Fishman could use his personal cryptocurrency trading accounts on an interim basis to facilitate purchases of digital assets on behalf of the Company while the Company completed opening its institutional cryptocurrency account. From the time of purchase, all right, title and interest in the digital assets belonged exclusively to the Company; the assets were held in Mr. Fishman’s account solely for the Company’s benefit. The Company agreed to reimburse Mr. Fishman for the actual purchase price and reasonable, documented transaction fees, and no compensation was payable to Mr. Fishman for services under the agreement. The agreement provided that all activities would be conducted in compliance with the Company’s Insider Trading Policy and applicable law, and it terminated upon the earlier of (i) completion of the transfer of all such assets to the Company’s institutional account or (ii) October 30, 2025 (unless extended by Audit Committee approval). The agreement terminated in accordance with its terms on October 30, 2025.

On September 17, 2025, the Company completed its initial purchase of Ethereum (ETH) under the DAT initiative. On September 29, 2025, the Company completed its first purchase of Bitcoin (BTC), following prior purchases of ETH and Cardano (ADA). On September 30, 2025, the Company completed a purchase of XRP, the native token of the XRP Ledger, as part of the DAT initiative. These digital assets purchased pursuant to the Interim Crypto Purchase Agreement are reflected in the Company’s condensed consolidated balance sheets as digital assets owned by the Company with any related unearned gains or losses reflected in the condensed consolidated statements of operations for the three and nine month periods ended, September 30, 2025. During October 2025, the Company opened its institutional cryptocurrency account and Mr. Fishman transferred all digital assets purchased pursuant to the Interim Crypto Purchase Agreement to the Company’s account.

Special Cash Dividend

On September 26, 2025, the Company’s Board of Directors declared a one-time cash dividend of $0.03 per share on the Company’s outstanding Common Stock, payable to shareholders of record as of October 30, 2025, with payment scheduled for December 2, 2025. As of September 30, 2025, the Company recorded a dividend payable of approximately $373,986, inclusive of approximately $92,000 payable to the Company’s warrant holders entitled to receive dividends for their underlying warrant shares. Subsequent to quarter-end, the Company issued an additional 490,473 shares of Common Stock prior to the record date, which increased the total expected dividend payable to approximately $388,700. The additional shares represent a non-recognized subsequent event under ASC 855, Subsequent Events, and did not affect the amounts recorded as of September 30, 2025.

Equity Line of Credit (ELOC)

On August 26, 2025, the Company entered into a Common Stock Purchase Agreement (the “ELOC”) and a related Registration Rights Agreement (together, the “White Lion Agreements”) with White Lion Capital, LLC (“White Lion”). Under the Common Stock Purchase Agreement, the Company has the right, but not the obligation, to require White Lion to purchase, from time to time, up to $10,000,000 of newly issued shares of the Company’s common stock, par value $0.086 per share, during a commitment period ending no later than December 31, 2027. Each sale is initiated by the Company through a written purchase notice, and the purchase price per share is equal to the lowest traded price of the common stock during a three-hour valuation period following White Lion’s acknowledgment of the notice.

The agreement includes customary conditions and limitations, including a cap on the issuance of more than 19.99% of the Company’s outstanding shares as of the execution date (the “Exchange Cap”) unless stockholder approval is obtained or the average price paid for all shares issued equals or exceeds $0.9196, and a 4.99% beneficial-ownership limitation (which may be increased to 9.99% with 61 days’ prior notice). In consideration for White Lion’s commitment, the Company will issue $100,000 of fully earned common stock as commitment shares in two tranches payable during the third and fourth quarters of 2025. The Company has issued the first $50,000 tranche of shares as of September 30, 2025

Pursuant to the related Registration Rights Agreement, the Company agreed to file and maintain the effectiveness of a registration statement on Form S-1 covering the resale of the shares issuable under the White Lion Agreements, and the resale registration statement on Form S-1 the Company henceforth filed with the SEC was declared effective, September 4, 2025. Proceeds from sales under the facility, if and when made, may be used for general corporate purposes, including funding operations and purchases of digital assets pursuant to the Company’s Digital Asset Treasury strategy.

Under the ELOC, as of September 30, 2025, the Company had issued 450,000 shares of Common Stock for net proceeds of approximately $350,000, after deducting a one-time documentation fee. Subsequent to quarter-end, the Company issued an additional 300,000 shares of Common Stock for proceeds of approximately $300,000, resulting in a remaining capacity of approximately $9.3 million under the ELOC as of the date of this report.

On November 5, 2025, we executed Amendment No. 1 to the Common Stock Purchase Agreement with White Lion Capital, LLC, which adds a Fixed Purchase Notice option. Under this feature, with investor consent, we may sell shares at a Fixed Purchase Price equal to 90% of the lowest traded price during the five-minute window immediately preceding delivery of the notice, up to a 5% ADTV limit per notice (unless waived). Closing and funding occur the next business day following notice consent, against DWAC delivery of the shares. See Item 5 and Exhibit 10.7 for additional information.

At-the-Market Offering Program

In August 2025, the Company entered into an At-the-Market (“ATM”) Sales Agreement with H.C. Wainwright & Co., LLC, allowing the Company to offer and sell, from time to time through the Sales Agent, shares of its Common Stock having an aggregate offering price of up to $2,026,453 pursuant to its effective shelf registration statement on Form S-3 (File No. 333-275190). In September 2025, the Company filed Amendment No. 1 to the related prospectus supplement to update and refresh the amount of Common Stock then available for sale under the ATM Program to $248,138, consistent with the limitations imposed by General Instruction I.B.6 of Form S-3. During the three and nine months ended September 30, 2025, the Company sold 1,853,048 shares of Common Stock under the ATM Program, of which, 1,785,738 shares were issued as of September 30, 2025 and 67,310 shares were issued October 1, 2025, for net proceeds of approximately $2,021,681, after deducting sales commissions and offering expenses. Subsequent to September 30, 2025, the Company sold an additional 123,163 shares of Common Stock for net proceeds of approximately $119,764, and approximately $360 of Common Stock remained available for issuance thereafter. The Company intends to use any net proceeds from the ATM Program for general corporate purposes.

Private Placement

On June 18, 2025, the Company entered into a securities purchase agreement (the “Private Placement-2025”) with one institutional buyer for the purchase and sale of, of (i) pre-funded warrants (the “Series J-PF Warrants”) to purchase up to 1,488,096 shares of the Company’s Common Stock at an exercise price of $0.001 per share, and (ii) warrants (the “Series J Warrants”) to purchase up to 2,976,192 shares of Common Stock at an exercise price of $1.43 per share. The Private Placement-2025 was priced at the market at a combined purchase price per share and accompanying Series J Warrant of $1.68. Additionally, the Company issued a warrant to the Placement Agent (the “Series J PAW’s”), to acquire 104,167 shares of Common Stock at an exercise price of $2.10. The closing of the Private Placement occurred on June 20, 2025. Series J-PF Warrants were fully exercised during the quarter ended September 30, 2025. All Series J-PF Warrants were exercised during the quarter ended September 30, 2025.

Fortman Sale

On July 7, 2025, the Company, Fortman Insurance Services, LLC, an Ohio limited liability company and wholly owned subsidiary of the Company (the “Seller”, or “Fortman”), and Fortman Insurance Agency, LLC, an Ohio limited liability company (the “Purchaser”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which the Seller agreed to sell substantially all of the assets of its insurance agency business (the “Fortman Business”) to the Purchaser for aggregate cash consideration of $5,000,000 (the “Transaction”). The Transaction closed on July 7, 2025, and was effective as of 12:01 a.m. Eastern Time on July 1, 2025. The sale did not represent a strategic shift that has or will have a major effect on the Company’s operations or financial results. The Company recognized a gain on sale in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, of $3,033,554.

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

Oak Street Debt Payments

During July 2025, the Company repaid approximately 50%, or $4,997,292 of its Oak Street long-term debt. These pre-payments were funded through proceeds from the asset sale of Fortman and did not incur any pre-payment penalties.

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

On October 29, 2024, and February 20, 2025, the Company issued 140,064 shares and 157,000 shares of its common stock to the Spetner sellers, representing non-refundable prepayments of approximately $329,430 and $239,425, respectively, as partial consideration for the contemplated acquisition. These were initially recorded by the Company in the prepaid expense and other current assets account on the consolidated balance sheets as of December 31, 2024, and March 31, 2025, respectively. However, pursuant to the termination of the Stock Exchange Agreement, the Company does not expect to recover these shares issued and thus has expensed them to the general and administrative account in the condensed consolidated statements of operations for the period ended, September 30, 2025.

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

We exclude the following items when calculating AEBITDA, and the following items define our non-GAAP financial measure AEBITDA:

●	Interest and related party interest expense: Unrelated to core Company operations and excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Depreciation and amortization: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Goodwill and/or asset impairments: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Equity-based compensation: Non-cash compensation provided to employees and service providers, excluded to provide more meaningful supplemental information regarding the Company’s core cash impacted operational performance.
●	Change in estimated acquisition earn-out payables: An earn-out liability is a liability to the seller upon an acquisition which is contingent on future earnings. These liabilities are valued at each reporting period and the changes are reported as either a gain or loss in the change in estimated acquisition earn-out payables account in the consolidated statements of operations. The gain or loss is non-cash, can be highly volatile and overall is not deemed relevant to ongoing operations, thus, it’s excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Recognition and change in fair value of warrant liabilities: This account includes changes to derivative warrant liabilities which are valued at each reporting period and could result in either a gain or loss. The period changes do not impact cash, can be highly volatile, and are unrelated to ongoing operations, and thus are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Other income (expense), net: Includes certain non-routine income or expenses and other individually de minimis items and is thus excluded as unrelated to core operations of the company.
●	Gain on sale of business: Includes certain gains on sale of business and is thus excluded as unrelated to core operations of the company.
●	Unrealized gains (losses) on digital assets, net: This account includes unrealized gains and losses from digital assets and is thus excluded as unrelated to core operations of the company.
●	Transactional costs: This includes expenses related to mergers, acquisitions, financings and refinancings, and amendments or modification to indebtedness. These costs are unrelated to primary Company operations and are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Non-standard costs: This account includes non-recurring non-operational items, related to costs incurred for a legal suit the Company has filed against one of the third parties involved in previously discontinued operations and was excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.

Refer to the reconciliation of net (loss) income to AEBITDA, illustrated below in tabular format.

Results of Operations

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS ANALYTICS

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

	Three Months Ended
	September 30, 2025	September 30, 2024	Value Fluctuation	Percent Fluctuation	Explanations
Commission Income (“CI”)	$2,495,975	$3,441,458	$(945,483)	-27%	CI decrease primarily driven by loss of revenue from sale of Fortman Insurance Services (“FIS”) and lower medical commission revenues.

Commission Expense (“CE”)	995,945	902,246	93,699	10%	Increased CE primarily influenced by the general market conditions.
Salaries and wages (“S&W”)	3,912,326	1,707,737	2,204,589	129%	Increased S&W primarily due to non-cash share-based compensation offset by elimination of “FIS” salaries
General and administrative expenses (“G&A”)	1,120,776	821,510	299,266	36%	Increased G&A is substantially driven by director non-cash equity awards offset by OneFirm efficiencies and overall leaner operations.
Marketing and advertising expenses (“M&A”)	66,917	100,183	(33,266)	-33%	M&A decrease consistent with Company’s current marketing strategy.
Depreciation and amortization (“D&A”)	313,694	421,759	(108,065)	-26%	Decrease pursuant to passage of time as assets become fully amortized and elimination of FIS assets.

Total operating expenses	6,409,658	3,953,435	2,456,223	62%
			-
Loss from operations	(3,913,683)	(511,977)	(3,401,706)	664%
			-
Other income (expense)			-
Interest expense	(246,722)	(356,320)	109,598	-31%	Decrease per payoff on the majority of loan balances
Interest (expense) related parties	(4,704)	(34,802)	30,098	-86%	Decrease per periodic paydowns on loan balances and loan payoffs.
Other income (expense), net	(16,470)	65,785	(82,255)	-125%	Decreased other income relates primarily to certain non-recurring sales of accounts.
Gain on sale of business	3,033,554	-	3,033,554		Increase pursuant to the gain on sale of FIS.
Unrealized gains (losses) on digital assets, net	(8,558)	-	(8,558)		Decrease per unrealized loss in digital assets
Total other (expense) income	2,757,100	(325,337)	3,082,437	-947%

Net loss	(1,156,583)	(837,314)	(319,269)	38%	Fluctuation explained on an account basis above.

Non-GAAP Measure
AEBITDA	(707,021)	408,606	(749,530)	-1,763%	Primarily lower due to fluctuations discussed above in the revenue and commission expense accounts.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

	Nine Months ended
	September 30, 2025	September 30, 2024	Value Fluctuation	Percent Fluctuation	Explanations
Commission Income	$9,818,872	$10,757,238	$(938,366)	-8.72%	CI change primarily driven by loss of revenue from sale of FIS and lower medical commission revenues.

Commission Expense (“CE”)	3,454,147	3,065,152	388,995	13%	Increased CE primarily influenced by the general market conditions.
Salaries and wages (“S&W”)	8,705,682	5,494,551	3,211,131	58%	Increased S&W primarily due to non-cash share-based compensation offset by elimination of “FIS” salaries
General and administrative expenses (“G&A”)	4,129,842	3,188,033	941,809	30%	Increased G&A is substantially driven by director non-cash equity awards offset by OneFirm efficiencies and overall leaner operations.
Marketing and advertising expenses (“M&A”)	201,399	304,209	(102,810)	-34%	M&A decrease consistent with Company’s current marketing strategy
Change in estimated acquisition earn-out payables	-	47,761	(47,761)	-100%	Decrease pursuant to the settlement of earn-out payables.
Depreciation and amortization (“D&A”)	1,020,440	1,425,700	(405,260)	-28%	Decrease pursuant to passage of time as assets become fully amortized and the sale of the FIS assets.
Asset impairment	-	3,922,110	(3,922,110)	-100%	No impaired assets during the current period.

Total operating expenses	17,511,510	17,447,516	63,994	0%
			-
Loss from operations	(7,692,638)	(6,690,278)	(1,002,360)	15%
			-
Other income (expense)			-
Interest expense	(844,846)	(1,091,966)	247,120	-23%	Decrease per payoff on the majority of loan balances
Interest (expense) related parties	(50,811)	(112,936)	62,125	-55%	Decrease per periodic paydowns on loan balances and payoff on a large loan balance.
Other income (expense), net	(41,068)	65,807	(106,875)	-162%	Decreased other income relates primarily to certain non-recurring sales of accounts.
Recognition and change in fair value of warrant liabilities		156,000	(156,000)	-100%	Decrease pursuant to the redemption of all material derivative warrant liabilities.
Gain on sale of business	3,033,554	-	3,033,554		Increase pursuant to the gain on sale of FIS.
Unrealized gains (losses) on digital assets, net	(8,558)	-	(8,558)		Decrease per unrealized loss in digital assets
Total other (expense) income	2,088,271	(983,095)	3,071,366	-312%

Loss from continuing operations before tax	(5,604,367)	(7,673,373)	2,069,006	-27%	Fluctuation explained on an account basis above.

Non-GAAP Measure
AEBITDA	(918,706)	(209,113)	(709,593)	339%	Primarily lower due to fluctuations discussed above in the revenue and expense accounts.

Non-GAAP Reconciliation from Net Loss to AEBITDA

The following table provides a reconciliation from net income (loss) to AEBITDA for the period three and nine months ended September 30, 2025 and September 30, 2024

	The Period Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	(1,156,583)	(837,314)	(5,604,367)	(7,673,373)
Adjustments:
Interest and related party interest expense	251,426	391,122	895,657	1,204,902
Depreciation and amortization	313,694	421,759	1,020,440	1,425,700
Asset impairment	-	-	-	3,922,110
Share based compensation employees directors and third parties	2,808,446	62,790	5,312,988	551,598
Change in estimated acquisition earn-out payables	-		-	47,761
Other (income) expense, net	16,470	(65,785)	41,068	(65,807)
Transactional costs	61,450	21,813	452,686	394,909
Non-standard costs	23,072	48,124	(12,182)	139,087
Recognition and change in fair value of warrant liabilities	-	-	-	(156,000)
Gain on sale of business	(3,033,554)		(3,033,554)
Unrealized gains (losses) on digital assets, net	8,558		8,558
Total adjustments	449,562	879,822	4,685,661	7,464,259

AEBITDA	(707,021)	42,508	(918,706)	(209,114)

Liquidity and capital resources

The Company continues to maintain a strong liquidity position and flexible access to capital to support its operations, growth initiatives, and digital asset treasury strategy. Management believes that existing cash balances, anticipated operating cash flows, and available financing facilities provide sufficient resources to fund current obligations and planned expenditures for at least the next twelve months.

During 2025, the Company further diversified its capital structure through a combination of equity-based financing arrangements, including the Equity Line of Credit (“ELOC”) with White Lion Capital, LLC, the At-the-Market (“ATM”) Program with H.C. Wainwright & Co., LLC, and the Private Placement-2025 completed in June 2025. As discussed under “Recent Developments,” these financing vehicles provide the Company with multiple sources of capital that may be accessed opportunistically and at prevailing market prices while maintaining control over timing and issuance levels.

During the nine months ended September 30, 2025, the Company raised approximately $4.5 million in aggregate net proceeds through these equity financing programs. This included approximately $2.0 million under the ATM Program, $0.4 million under the ELOC, and $2.1 million from the Private Placement-2025. Subsequent to September 30, 2025, the Company received an additional $0.4 million in proceeds from the sale of Common Stock under the ELOC and ATM Program. These financings, together with the exercises of the Series J-PF Warrants, contributed to an approximate 590% increase in unrestricted cash since fiscal year-end 2024.

Under the Private Placement-2025, the Company issued pre-funded warrants (“Series J-PF Warrants”) and accompanying warrants (“Series J Warrants”) to purchase shares of Common Stock. The Series J-PF Warrants were fully exercised during the third quarter of 2025, while the Series J Warrants remain outstanding as of September 30, 2025. As of the date of this filing, approximately $9.3 million of capacity remained available under the ELOC, and the ATM Program had been substantially utilized.

Management intends to use the net proceeds from these financings for general corporate purposes, including working capital, technology development, and purchases of digital assets pursuant to the Company’s Digital Asset Treasury strategy. Management continues to evaluate additional financing alternatives and believes that the combination of strengthened balance-sheet metrics, flexible equity facilities, and expected operational cash flows provides adequate liquidity to support both near-term needs and long-term strategic growth objectives.

As of September 30, 2025, we had a combined unrestricted and restricted total cash balance of approximately $3,503,000 and working capital of approximately $1,595,000, compared with a combined unrestricted and restricted total cash balance of approximately $1,798,000 and working capital of approximately $416,000 as of December 31, 2024.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact on pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements, as such term is defined in Regulation S-K, during the nine months ended September 30, 2025.

Cash Flows

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(1,469,000)	(1,647,881)
Net cash provided (used in) by investing activities	4,289,000	(58,787)
Net cash (used in) provided by financing activities	(1,115,000)	1,321,449
Net increase in cash, cash equivalents, and restricted cash	$1,706,000	$(385,219)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025, was approximately $1,469,000, compared to net cash flows used in operating activities of approximately $1,648,000 for the nine months ended September 30, 2024. The cash used includes a net loss of approximately $5,604,000, decreased by approximate non-cash adjustments of $3,408,000 related to depreciation and amortization of approximately $1,020,000, share based compensation of approximately $5,313,000, and amortization of debt costs, non-cash lease expense, and change in fair value of digital assets of approximately $108,000 as well as a net increase in cash due to changes of net working capital items of approximately $727,000.

Investing Activities

During the nine months ended September 30, 2025, cash flows provided by investing activities approximated $4,289,000 compared to cash flows used by investing activities of approximately $58,787 for the nine months ended September 30, 2024. The cash used during the nine months ended September 30, 2025 is primarily related proceeds from the sale of Fortman Insurance Services of approximately $4,447,000, offset by cash used to purchase fixed tangible and intangible assets of approximately $43,000, and investment of digital assets of approximately $115,000.

Financing Activities

During the nine months ended September 30, 2025, approximate cash used in financing activities was $1.1 million, as compared to approximately $1.3 million of cash provided for the nine months ended September 30, 2024. Net cash used in financing activities during the nine months ended September 30, 2025, related to net proceeds received from Private Placement-2025 of approximately $2.1 million, net related party loan payable proceeds of $0.2 million, net ELOC proceeds of approximately $0.3 million and net ATM proceeds of approximately $2.1 million, offset by debt principal, and net short-term financings repayments of approximately $5.8 million.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, and determined them to be effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of September 30, 2025. Litigation relating to the insurance brokerage industry is not uncommon. As such we, from time to time have been subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as the same may be updated from time to time. As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time. The following risk factors are applicable to our announced digital asset strategy and are being provided to supplement those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to Our Business and Digital Asset Strategy

In addition to the other information set forth in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Recent Developments,” you should carefully consider the following risks related to our digital asset treasury strategy and policy (“Digital Asset Treasury” or “DAT”), which could materially affect our business, financial condition, results of operations, or the market price of our common stock.

Our financial results and the market price of our common stock could be affected by the prices and volatility of digital assets.

As part of our capital allocation strategy, we invest, or may invest, in digital assets such as Bitcoin, Ethereum, Solana, Cardano, and XRP. The prices of digital assets have historically been subject to extreme volatility and may fluctuate significantly in short periods of time. Under applicable accounting standards, our digital assets are measured at fair value with changes recognized in earnings, which may result in material charges or gains to our results of operations from period to period. Any decrease in the fair value of our digital assets could materially impact our financial results, create significant earnings volatility, and adversely affect the market price of our common stock. In addition, if investors perceive the value of our common stock to be linked to the value of our digital asset holdings, changes in the digital-asset markets may directly influence our stock price.

Our digital assets are less liquid than cash and cash equivalents and may not serve as a reliable source of liquidity.

Crypto markets have experienced significant volatility, periods of limited liquidity, and trading disruptions. We may not be able to liquidate our digital assets at favorable prices or at all during times of market stress. In addition, assets held with custodians or execution partners may be subject to operational, legal, or credit risks, and these entities do not have the same protections as regulated financial institutions. Insolvency or failure of a custodian or trading counterparty could result in delays or losses in recovering our digital assets. While the Company maintains other sources of liquidity, including an equity line of credit with White Lion Capital, proceeds from such facilities may be used for DAT purchases, which could further concentrate liquidity risk.

Our digital asset treasury policy is new and untested.

There can be no assurance that our DAT policy will achieve its intended objectives or that our digital-asset acquisition strategy will be successful. The policy may be modified, suspended, or discontinued at any time at the discretion of our Board of Directors. If digital-asset prices decrease or our strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock could be materially adversely impacted.

We may experience delays in implementing our digital asset treasury policy if we are unable to establish or maintain appropriate custodial arrangements.

We intend to hold substantially all digital assets in custody accounts at U.S.-based, institutional-grade custodians. As of the date of this report, our long-term custodial arrangements are in the process of being implemented. Any delay or inability to enter into or maintain custodial arrangements could adversely affect the timing, execution, and security of our DAT strategy.

If we were deemed to be an “investment company,” our ability to operate as currently conducted could be materially and adversely affected.

Because digital assets are relatively novel and the application of securities laws to them is uncertain, it is possible that regulators could determine that certain digital assets constitute securities. If any of our holdings were deemed investment securities for purposes of the Investment Company Act of 1940, we could become subject to burdensome regulatory restrictions or be required to alter or liquidate our holdings, which could materially adversely affect our operations and financial results.

We are not subject to the regulatory framework that governs investment companies or investment advisers.

Our digital-asset activities are not regulated as those of mutual funds, exchange-traded funds, or registered investment advisers. As a result, our operations may involve greater volatility, concentration risk, and management discretion than would be permitted under those regimes.

We may be subject to additional tax liabilities or regulatory changes affecting digital assets.

Future changes in U.S. federal income tax treatment or other regulations applicable to digital-asset activities could adversely affect our tax position or subject us to additional compliance costs, audits, or liabilities.

We face operational, technological, and security risks relating to digital-asset custody and transactions.

Security breaches, cyberattacks, loss of private keys, network failures, or human error could result in the loss of some or all of our digital assets. Such losses may not be covered by insurance or by the terms of our custodial agreements. The irreversibility of blockchain transactions heightens the risk of permanent loss.

Our digital-asset strategy may create complications with third-party service providers.

Certain insurance companies, financial institutions, or auditors may decline to transact or contract with companies engaging in digital-asset treasury activities, which could limit our access to services or increase operating costs.

Technological and market developments could render certain digital assets obsolete or less valuable.

The digital-asset ecosystem is characterized by rapid innovation and competition. The emergence or adoption of alternative protocols, including those backed by private entities or governments (such as central bank digital currencies), could diminish the utility or value of the digital assets we hold, adversely affecting our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury) and all under Section 4(a)(2) of the Securities Act of 1933	Number of Securities Issued (or cancelled) (1)	Class of Securities	Value of Securities issued ($/per share) at Issuance	Were the Securities issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Securities were issued to (entities must have individual with voting/ investment control disclosed).	Reason for Securities issuance (e.g. for cash or debt conversion) OR Nature of Services Provided (if applicable)	Restricted or Unrestricted as of this filing?	Exemption or Registration Type?

8/27/2025	New	53,186	Common	0.9401	No	White Lion Capital Llc	ELOC Commitment Fee Shares	Unrestricted	4	(a)(2)
9/3/2025	New	110,668	Common	0.9036	No	Tomchei Shabbos D’lakewood	Marketing Service Agreement	Restricted	4	(a)(2)
9/15/2025	New	450,000	Common	0.80	No	White Lion Capital Llc	ELOC shares sales	Unrestricted	4	(a)(2)

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Amendment to Equity Line of Credit. On November 5, 2025, we entered into Amendment No. 1 to the Common Stock Purchase Agreement, dated August 26, 2025, with White Lion Capital, LLC (the “Amendment”). The Amendment permits us, during the commitment period, to deliver a Fixed Purchase Notice for the sale of common stock, subject to investor consent and the Company’s satisfaction of the Agreement’s conditions. Under a Fixed Purchase Notice, (i) the Fixed Purchase Price equals 90% of the lowest traded price of our common stock during the five-minute period immediately before we deliver the Fixed Purchase Notice; (ii) the Fixed Purchase Notice Limit is 5% of average daily trading volume (unless waived by the investor); and (iii) closing occurs on the next business day, with the investor wiring the Fixed Purchase Investment Amount by 5:00 p.m. New York time upon receipt of the DWAC-delivered shares. Except as modified, the Agreement remains in full force and effect. A copy of the Amendment is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q. This disclosure is provided in lieu of filing a separate Current Report on Form 8-K.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended September 30, 2025, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K

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

10.2

Amendment No. 1 to Amended and Restated Stock Exchange Agreement by and among Reliance Global Group, Inc., Spetner Associates, Inc., Jonathan Spetner, and Agudath Israel of America, dated as of October 29, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2024).

10.3

Common Stock Purchase Agreement, dated as of August 26, 2025, by and between Reliance Global Group, Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2025).

10.4

Registration Rights Agreement, dated as of August 26, 2025, by and between Reliance Global Group, Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 27, 2025)

10.5

Interim Crypto Purchase Agreement, entered into between the Company and Moshe Fishman, dated September 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2025).

10.6

Asset Purchase Agreement, between the Company, Fortman Insurance Services, LLC and Fortman Insurance Agency, LLC, dated July 7, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2025).

10.7*	Amendment No. 1 to the Common Stock Purchase Agreement between the Company and White Lion Capital LLC, effective November 5, 2025.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed herewith

**Furnished herewith

† Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reliance Global Group, Inc.

Date: November 6, 2025	By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer
(principal executive officer)

Date: November 6, 2025	By:	/s/ Joel Markovits
Joel Markovits
Chief Financial Officer
(principal financial officer and principal accounting officer)

