Form 10-K
period 2025-12-31
Reliance Global Group, Inc.
filed 2026-03-10
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of the common stock, $0.086 par value per share, held by non-affiliates of the registrant, based on the closing sale price of registrant’s common stock ($1.87) as quoted on the NASDAQ on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $5.3 million.

At March 10, 2026, the registrant had 21,253,013 shares of common stock, par value $0.086 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact are forward-looking statements, including, without limitation, statements regarding our business plans and strategies, anticipated or projected benefits or other consequences of our plans or strategies, including our capital allocation and investment activities, and other statements regarding our expectations, beliefs, intentions, or future performance.

Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and the negative of these terms or similar expressions, as well as statements in the future tense, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and assumptions that are difficult to predict. Forward-looking statements are based on information available to us as of the date they are made and on management’s current expectations and assumptions regarding future events and operating performance. Actual results, performance, or achievements may differ materially from those expressed or implied by the forward-looking statements as a result of a variety of factors, including, but not limited to:

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
● risks associated with our direct or indirect exposure to digital assets, including cryptocurrencies, such as extreme price volatility, potential illiquidity, evolving and uncertain regulatory treatment, custody and security risks, and the potential for impairment charges on such assets; and
● other risks and uncertainties described in this Annual Report on Form 10-K, including those set forth under “Item 1A. Risk Factors.”

If one or more of these risks or uncertainties materialize, or if any of our underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this report.

Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Unless the context requires otherwise, references to “Reliance Global Group,” the “Company,” “we,” “our,” and “us” in this Annual Report on Form 10-K refer to Reliance Global Group, Inc.

Item 1. BUSINESS

Overview

Reliance Global Group, Inc. (“Reliance,” “we”, “us”, or the “Company”) was incorporated in Florida on August 2, 2013 under the name Ethos Media Network, Inc. In September 2018, Reliance Global Holdings, LLC, a related party, acquired a controlling interest in the Company. On October 18, 2018, the Company changed its name to Reliance Global Group, Inc. Effective January 26, 2026, we changed our ticker symbol on the Nasdaq Capital Market from “RELI” to “EZRA.”

We operate as a holding company that acquires, owns, and actively manages insurance and technology-focused businesses. Historically, our primary focus has been the acquisition and operation of wholesale and retail insurance agencies, together with the development of proprietary InsurTech platforms designed to enhance distribution efficiency, scalability, and operational integration.

Our strategy has historically been to acquire businesses in fragmented markets, centralize operational infrastructure, leverage proprietary technology, and generate recurring cash flows while pursuing long-term value creation. We continue to expand our strategy as outlined in recent developments with Scale 51 and to evaluate opportunities consistent with this holding company model.

As of December 31, 2025, we owned and operated six insurance-related businesses and various proprietary technology platforms. During 2025, we also completed certain portfolio realignment transactions and capital structure initiatives, as described below.

Portfolio Realignment and Capital Structure

During 2025, the Company completed the sale of certain insurance brokerage assets, including the Fortman Insurance Services business and the Employee Benefits Solutions and US Benefits Alliance businesses. Proceeds from these transactions were used in part to reduce outstanding indebtedness.

In July 2025, the Company repaid approximately $5.0 million of long-term debt owed to Oak Street and subsequently reduced the remaining balance through additional asset sale proceeds.

In August 2025, the Company entered into a common stock purchase agreement with White Lion Capital, LLC providing access to up to $10.0 million of capital through an equity line of credit facility, subject to customary limitations and conditions. The facility provides additional financial flexibility to support working capital and strategic initiatives.

Digital Asset Treasury

In September 2025, the Company adopted a digital asset treasury strategy pursuant to which it may allocate a portion of its treasury assets to cryptocurrencies and related blockchain initiatives. The Company formed a Crypto Advisory Board to oversee this strategy and engaged an external advisor to provide strategic guidance.

During 2025, the Company acquired digital assets as part of this initiative. The Company views its digital asset treasury strategy as a capital allocation tool complementary to its broader holding company model. The strategy does not alter the Company’s core operating focus on insurance and technology businesses.

Termination of Spetner Transaction

In July 2025, the previously announced agreement to acquire Spetner Associates, Inc. was terminated. The Company expensed previously issued non-refundable equity prepayments associated with the contemplated acquisition and has no ongoing obligations under that agreement.

Recent Developments

Strategic Expansion Through EZRA International and Scale51

In January 2026, the Company launched EZRA International Group as a strategic platform intended to support the Company’s expansion through majority investments in technology-focused businesses. As part of this initiative, the Company introduced the “Scale51” model, under which the Company seeks to acquire controlling ownership positions, generally targeting approximately 51%, in selected technology-driven companies and to support their development through governance participation, operational support, and access to capital markets.

The Company intends to continue operating and optimizing its insurance brokerage and InsurTech platforms as its core operating businesses while selectively pursuing majority ownership interests in technology businesses in sectors such as artificial intelligence and data analytics, cybersecurity, fintech and insurtech, and medtech and digital health.

On January 15, 2026, the Company entered into a secured convertible promissory note with Enquantum Ltd. (“Enquantum”), a cybersecurity company developing post-quantum encryption and next-generation data protection technologies, pursuant to which the Company advanced Enquantum $166,000.

On February 5, 2026, the Company entered into a Share Purchase Agreement with Enquantum pursuant to which the Company agreed to acquire, over time and subject to the satisfaction of specified milestone criteria and other conditions, an aggregate equity interest equal to 51% of Enquantum on a fully diluted basis. The transactions contemplated by the Share Purchase Agreement are structured to occur through an initial closing followed by a series of milestone-based closings, each subject to the satisfaction or waiver of customary closing conditions.

The aggregate purchase price to acquire the 51% ownership interest is $2,125,000, payable in tranches tied to specified monthly operational and commercialization milestones over an anticipated 10-month period.

On February 23, 2026, the Company completed the initial closing under the Share Purchase Agreement and converted the previously issued $166,000 secured convertible note as part of the first tranche investment. In connection with the initial closing, the Company acquired approximately 8% of Enquantum’s issued and outstanding share capital on a fully diluted basis, consisting of (i) the conversion of the secured convertible note into Enquantum ordinary shares representing approximately 4% of Enquantum on a fully diluted basis and (ii) the purchase for cash of additional Enquantum ordinary shares representing approximately 4% ownership on a fully diluted basis.

Subject to the satisfaction of applicable milestone criteria and other conditions, Enquantum may issue additional ordinary shares to the Company in connection with monthly tranche investments that are generally intended to increase the Company’s ownership interest by approximately 4% per month until the Company reaches approximately 48% ownership on a fully diluted basis.

The Share Purchase Agreement also provides for a final “control top-up” transaction intended to increase the Company’s ownership from approximately 48% to 51% of Enquantum on a fully diluted basis. As consideration for the control top-up, the Company has agreed to issue to Enquantum shares of the Company’s common stock with an aggregate value of $125,000, determined based on the last reported sale price of the Company’s common stock on The Nasdaq Stock Market LLC on the trading day immediately preceding the applicable control top-up closing.

The Company views this investment as an initial example of the Scale51 model.

On January 7, 2026, the Company entered into a non-binding term sheet to acquire a majority equity interest in Scent Medical Technologies Ltd. (“Scentech”), an Israeli diagnostics company developing artificial intelligence-based technologies designed to identify disease-associated molecular signatures in human breath. The proposed transaction, which is expected to be the first potential investment of EZRA International Group, is structured to provide for majority ownership subject to the achievement of defined clinical, regulatory, and operational milestones over time. Scentech’s product candidates, including VOX™, a breath-based diagnostic platform under development for early pancreatic cancer risk assessment, and VocTracer™, a laboratory-based system under development for the detection of healthcare-associated infections and antimicrobial resistance, remain investigational, have not been clinically validated for any intended use, and have not received regulatory clearance or approval for commercial sale in any jurisdiction. Completion of the proposed transaction is subject to the execution of definitive agreements, the satisfaction of customary closing conditions, and successful completion of due diligence, and there can be no assurance that the transaction will be completed on the terms contemplated, or at all.

Public Offering

On January 29, 2026, the Company closed a public offering of 7,407,408 shares of its common stock (or pre-funded warrants in lieu thereof), together with warrants to purchase up to 14,814,816 shares of common stock. The securities were sold at a combined public offering price of $0.27 per share (or $0.269 per pre-funded warrant, in each case, in lieu of a share) and accompanying common warrants.

The common warrants are exercisable upon issuance at an exercise price of $0.27 per share and expire two years from the initial exercise date. For each share of common stock (or pre-funded warrant) issued in the offering, the purchaser received two common warrants, each exercisable for one share of common stock, subject to customary anti-dilution adjustments.

H.C. Wainwright & Co., LLC acted as the exclusive placement agent for the offering on a reasonable best efforts basis.

The gross proceeds to the Company from the offering were approximately $2.0 million, before deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds from the offering for working capital, strategic investments and acquisitions, and general corporate purposes.

In connection with the offering, the Company agreed to pay the placement agent (i) a cash fee equal to 7.0% of the gross proceeds of the offering, (ii) a management fee equal to 1.0% of the gross proceeds of the offering, and (iii) reimbursement of certain accountable expenses. The Company also issued placement agent warrants to purchase a number of shares of common stock equal to 7.0% of the aggregate number of shares of common stock and pre-funded warrants sold in the offering. The placement agent warrants have an exercise price of $0.3375 per share and expire two years from the initial exercise date.

In connection with the offering, the Company’s officers and directors entered into lock-up agreements restricting the sale or transfer of shares of common stock and certain related securities for a period of 30 days following the closing of the offering, subject to customary exceptions.

The offering was conducted pursuant to the Company’s registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission on January 28, 2026.

NASDAQ Ticker Symbol Change

On January 22, 2026, the Company announced that its ticker symbol on the Nasdaq Capital Market will change from “RELI” to “EZRA,” effective at the open of trading on Monday, January 26, 2026. The Company’s common stock will remain listed on the Nasdaq Capital Market and the Company’s CUSIP number will remain unchanged. No action is required by the Company’s stockholders in connection with the ticker symbol change.

Insurance Operations and Technology Integration

Insurance operations remain the Company’s primary operating foundation. We own and operate insurance agencies and related platforms that generate commission-based revenues through the sale and servicing of insurance products.

We have sought to integrate our agency operations through centralized infrastructure and proprietary technology platforms designed to enhance scalability and operational efficiency.

RELI Exchange Platform

We operate RELI Exchange, a business-to-business (“B2B”) InsurTech platform and partner network designed to support insurance agents and agencies through technology-enabled tools and operational infrastructure.

RELI Exchange is structured as a private-label platform that provides agents with flexibility in branding while offering centralized quoting tools, back-office support, and access to multiple insurance carriers. The platform is intended to:

●	Facilitate multi-carrier quoting through technology-enabled workflows;
●	Reduce administrative burden through automation and centralized servicing support;
●	Provide operational infrastructure, including licensing and compliance resources; and
●	Support scalability through a unified technology ecosystem.

In January 2024, we launched a client referral portal within the RELI Exchange platform to support referral management and client tracking functionality.

In September 2024, we introduced a beta version of an advanced quote and bind solution for commercial policies. During 2025, we continued development and refinement of this platform to streamline quoting and binding workflows through automation and analytics.

We also provide training and mentorship resources designed to support agent onboarding and business development.

5MinuteInsure.com (5MI)

We developed and launched 5MinuteInsure.com (“5MI”), a direct-to-consumer InsurTech platform designed to enable consumers to compare, quote, and bind certain insurance products through a streamlined digital interface.

5MI is currently live in 44 states and provides access to coverage through more than thirty carriers. The platform is designed to facilitate quoting and policy binding in a time-efficient manner through automation and analytics, supporting efficient underwriting workflows, servicing, and renewals. Elements of the 5MI technology infrastructure support and integrate with the broader RELI Exchange ecosystem.

Insurance Agency Industry Overview

Structure of the Insurance Industry

The U.S. insurance industry is generally comprised of three principal sectors:

1.	Property and Casualty (“P&C”) Insurance, which includes personal lines such as automobile and homeowners insurance, as well as commercial lines coverage for businesses;
2.	Life and Health Insurance, which includes life insurance, annuities, and certain health-related products; and
3.	Accident and Health Insurance, typically written by insurers specializing in medical and related coverages.

Insurance carriers underwrite and assume insurance risk, establish pricing, manage claims, and maintain capital reserves. In contrast, insurance agencies and brokers act as intermediaries between carriers and policyholders. Agencies do not bear underwriting risk; instead, they earn commissions and other compensation based on premiums placed with carriers.

This structural distinction between carriers and agencies results in different capital requirements, risk profiles, and operating characteristics.

Role of Independent Insurance Agencies

Independent insurance agencies represent multiple insurance carriers and offer clients access to a range of coverage options. Agencies generate revenue primarily through commissions, typically calculated as a percentage of written premiums, as well as renewal commissions and, in certain cases, contingent or incentive-based compensation arrangements with carriers.

Unlike captive agents, who are generally limited to a single carrier, independent agencies can place business with multiple carriers, which may allow them to provide broader product selection and pricing alternatives to clients.

Revenue for insurance agencies is generally influenced by:

●	Premium pricing trends established by carriers;
●	Policy retention rates and renewal volumes;
●	New business production;
●	Economic activity and business formation trends; and
●	The competitiveness of agency distribution models.

Because agencies do not assume underwriting risk, their exposure to catastrophic loss events differs materially from that of carriers. However, agency revenues may be indirectly affected by changes in premium pricing cycles or carrier underwriting appetite.

Industry Fragmentation and Consolidation Trends

The insurance agency sector remains highly fragmented, consisting of a large number of small and mid-sized privately owned agencies operating across local and regional markets. This fragmentation has historically created opportunities for consolidation by larger, well-capitalized acquirers seeking to achieve scale efficiencies, expanded geographic reach, and operational integration.

Key drivers of consolidation activity in the insurance agency market include:

●	Succession planning challenges among agency owners;
●	Increasing regulatory and compliance complexity;
●	Technology investment requirements;
●	Carrier relationship management; and
●	The pursuit of scale-based operational efficiencies.

Acquirers often seek to centralize back-office functions, leverage shared technology infrastructure, improve carrier relationships through aggregated premium volume, and enhance cross-selling capabilities across personal and commercial lines.

While consolidation activity has been robust in recent years, competitive dynamics for acquisition targets remain active, and transaction valuations may be influenced by prevailing interest rates, capital availability, and earnings performance of target agencies.

Technology and Digital Transformation in Insurance Distribution

The insurance distribution landscape has experienced increased adoption of digital tools designed to improve customer acquisition, quoting efficiency, data analytics, and policy servicing.

Technology adoption in the agency channel has been influenced by:

●	Consumer preference for online research and digital engagement;
●	Carrier requirements for electronic submission and data integration;
●	The need for operational efficiency and cost management; and
●	Competitive pressure to improve client experience.

InsurTech solutions generally focus on enhancing workflow automation, data aggregation, pricing analytics, and customer interface tools. For agencies, digital platforms may support faster quoting processes, automated renewals, improved retention tracking, and centralized policy management.

At the same time, many consumers continue to value personalized advice and agent support, particularly for more complex commercial or specialty coverages. As a result, hybrid distribution models that combine digital access with agent involvement have become increasingly common.

Economics of the Insurance Agency Model

Insurance agencies typically generate recurring revenue streams through renewal commissions. Once a policy is placed, agencies may continue to earn compensation so long as the policy remains in force, subject to retention and carrier arrangements.

Key characteristics of the agency model include:

●	Limited direct exposure to underwriting losses;
●	Revenue sensitivity to premium rate cycles;
●	Importance of client retention and cross-selling;
●	Reliance on carrier relationships and contractual agreements; and
●	Scalability through centralized administrative infrastructure.

Because commission income is tied to premium volume, periods of rate hardening in the insurance market may increase agency revenues without corresponding increases in policy count. Conversely, soft pricing cycles may compress commission-based revenue growth.

Operational efficiency, technology integration, and disciplined cost management can influence agency-level profitability.

Competitive Landscape

The insurance brokerage industry is competitive and includes:

●	Large national brokerage firms;
●	Regional and local independent agencies;
●	Private equity-backed consolidators;
●	Captive agency networks; and
●	Emerging digital distribution platforms.

Competition is generally based on:

●	Product access and carrier relationships;
●	Pricing competitiveness;
●	Quality of service and advisory expertise;
●	Technology capabilities; and
●	Brand recognition and local market presence.

In addition, acquisition competition exists among consolidators and financial sponsors seeking to expand market share through strategic transactions.

Regulatory Environment

Insurance distribution is regulated at the state level. Agencies and individual producers must be licensed in each jurisdiction in which they conduct business. State insurance departments oversee licensing, market conduct, and compliance with applicable statutes and regulations.

Carriers are subject to separate regulatory oversight, including rate approvals, capital requirements, and claims handling standards. While agencies do not assume underwriting risk, they must comply with applicable licensing, disclosure, and consumer protection regulations.

Changes in state or federal regulatory requirements, including disclosure obligations or restrictions on compensation structures, may impact agency operations.

Industry Outlook

The insurance agency industry continues to evolve in response to technological advancements, shifting consumer expectations, regulatory developments, and consolidation trends.

Independent agencies that are able to integrate digital tools with advisory-based client relationships may benefit from operational efficiencies and expanded distribution capabilities. At the same time, competitive pressures, acquisition market dynamics, and broader economic conditions may influence growth rates and transaction activity within the sector.

The Company’s strategy is designed to operate within this framework by combining agency operations, centralized infrastructure, and proprietary technology platforms.

Integration with the Company’s Holding Company Strategy

The Company operates within this industry framework as a holding company that owns and actively manages operating subsidiaries. Our insurance agency platform provides recurring commission-based revenues and operational infrastructure that support centralized capital allocation and strategic growth initiatives. Consistent with this model, we seek to leverage the stability of our insurance operations while selectively pursuing majority ownership interests in technology-driven businesses through our Scale51 strategy. We believe this approach enables us to combine operating cash flow generation with disciplined capital deployment across complementary sectors, while maintaining an active governance and management role in our controlled subsidiaries.

One-Firm Operating Model

We have adopted a “One-Firm” operating approach intended to integrate our owned agencies into a cohesive operating model. This approach is designed to enhance collaboration, strengthen carrier relationships, and leverage centralized technology and operational infrastructure across the organization.

As we move into 2026, we intend to continue investing in our insurance operations and proprietary technology capabilities while evaluating acquisition and investment opportunities consistent with our holding company strategy.

Customers and Distribution Model

Insurance Consumers

Insurance consumers seek coverage that aligns with their individual or business risk profiles at competitive pricing levels, while also valuing advisory support and service responsiveness. The Company’s platforms are designed to provide access to multiple carriers and facilitate comparison of coverage options through a combination of digital tools and agent engagement.

Through its RELI Exchange and 5MinuteInsure.com platforms, the Company seeks to streamline the quoting and binding process while maintaining agent involvement in advisory and servicing functions.

Independent Agents and Agency Partners

The Company operates a platform model designed to support independent agents and agency partners. Agents utilizing the RELI Exchange infrastructure may access multiple carrier relationships and centralized operational support.

The platform is intended to:

●	Facilitate multi-carrier quoting and policy placement;
●	Provide technology-enabled workflow support;
●	Reduce administrative burden through automation and centralized back-office functions; and
●	Support business development through training and mentorship resources.

The Company’s model is structured to allow participating agents flexibility in branding while leveraging centralized infrastructure.

Carrier Relationships

The Company maintains relationships with multiple insurance carriers across personal and commercial lines. Carrier relationships are foundational to the Company’s commission-based revenue model.

Through centralized infrastructure and aggregated premium volume, the Company seeks to support carrier distribution efficiency and compliance standards while maintaining agency-level service capabilities.

Carrier relationships are subject to contractual arrangements and underwriting standards established by each carrier.

Agency Partner Network and Distribution Model

The Company operates a multi-channel insurance distribution platform under the RELI Exchange brand. RELI Exchange provides independent agents and agency partners with access to carrier relationships, proprietary technology infrastructure, compliance support, and back-office services.

Agents and agency partners operate under contractual arrangements that allow them to utilize the Company’s technology systems, carrier access, and operational support while maintaining flexibility in branding and client engagement. Revenue is generated primarily through commissions on insurance policies placed, along with recurring platform subscription fees.

The Company recruits agents through industry relationships, digital marketing, referrals, and direct outreach initiatives.

Products and Pricing

The Company offers agency partner and agent subscription contracts that provide access to the RELI Exchange platform and related services. Subscription pricing is structured as recurring monthly fees. In addition, the Company earns commission revenue based on policies written through its platform.

The RELI Exchange Platform

RELI Exchange is a proprietary InsurTech platform designed to facilitate quoting, comparison, and policy placement across multiple insurance carriers. The platform integrates automation tools, carrier connectivity, and administrative support functions to assist agents in client acquisition, servicing, and renewal management.

The platform is designed to centralize data management, reduce manual processes, and support scalability across distributed agency operations.

Online Insurance Platform – 5MinuteInsure.com

5MinuteInsure.com (“5MI”) is a direct-to-consumer digital insurance platform that enables consumers to obtain quotes and bind certain policies through an online interface. The platform integrates with carrier systems and supports both automated processing and agent-assisted servicing.

Elements of the 5MI technology infrastructure are integrated with the broader RELI Exchange ecosystem to support operational efficiencies and cross-platform functionality.

Business Operations – One-Firm Model

The Company operates under a centralized operating framework referred to internally as a “One-Firm” model. Under this structure, acquired agencies and platforms are integrated into shared operational systems, carrier relationships, compliance infrastructure, and technology architecture. This approach is intended to support operational efficiencies, cross-selling opportunities, centralized data management, and scalable growth.

Acquisition Strategy

The insurance agency market remains highly fragmented. The Company seeks to identify and acquire insurance-related businesses that are profitable or demonstrate potential for operational improvement through integration into its centralized infrastructure.

Acquisitions may be structured with a combination of cash consideration, debt financing, equity, or earn-out arrangements, depending on the nature of the transaction.

The Company evaluates opportunities based on operational performance, market position, growth potential, and strategic fit within its broader platform.

Competition

The insurance brokerage industry is highly competitive. The Company competes with national brokerage firms, regional agencies, independent agencies, and technology-enabled distribution platforms. Competition is based on carrier access, pricing, service quality, technology capabilities, agent recruitment, and operational efficiency.

The market for insurance agency acquisitions is also competitive, with participation from private equity firms, strategic consolidators, and financial buyers.

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

Employees

As of December 31, 2025, we employed 40 employees across all Company subsidiaries.

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

Leadership Team

Our executive leadership team has extensive experience in insurance operations, financial reporting, technology integration, and business development.

Information About our Executive Officers

Ezra Beyman

Mr. Beyman, age 71, has served as Chairman of the Board and Chief Executive Officer of the Company since 2018.

Mr. Beyman has over three decades of experience in real estate, financial services, and insurance-related businesses. In 1985, he co-founded a mortgage brokerage firm, which expanded through organic growth and acquisitions into one of the larger licensed mortgage brokerage operations in the United States by 2008. During his career, Mr. Beyman has also been involved in the acquisition and management of commercial and residential real estate assets and insurance agencies.

Since joining the Company, Mr. Beyman has overseen its acquisition strategy, capital allocation initiatives, and operational integration of insurance and technology businesses.

Joel Markovits

Mr. Markovits, age 45, has served as Chief Financial Officer since January 1, 2023. He joined the Company in June 2021 as Financial Reporting Manager and served in that role through January 31, 2022. From February 1, 2022 through December 31, 2022, he served as Chief Accounting Officer before assuming his current role as Chief Financial Officer.

Prior to joining the Company, Mr. Markovits was a Senior Manager at KPMG LLP from April 2015 to May 2021, where he led large and complex audit engagements, including serving as lead senior manager for a global enterprise with approximately $16 billion in annual revenues reporting under both U.S. GAAP and IFRS. During his tenure at KPMG, he also served in a data and analytics leadership capacity, supporting technology-enabled audit and financial analysis initiatives.

Mr. Markovits holds a Master of Science in Accounting from Fairleigh Dickinson University and has been a Certified Public Accountant in the State of New Jersey since November 2013.

Yaakov Beyman

Mr. Beyman, age 43, joined the Company in July 2018 and oversees insurance operations. Prior to joining the Company, he served as Executive Vice President of the Insurance Division of Empire Insurance Holdings, from December 2012 to July 2018.

Mr. Beyman is responsible for operational oversight of the Company’s insurance businesses, including strategy execution, agency integration, and development of operational infrastructure. He holds insurance licenses in multiple U.S. jurisdictions.

Information About Other Key Employees

Grant Barra

Mr. Barra, age 44, has served as Senior Vice President since April 2022. In 2008, he founded Barra & Associates, an insurance agency providing personal and commercial insurance products, including property and casualty, life, and health insurance. Barra & Associates was acquired by the Company in 2022 and subsequently integrated into the RELI Exchange platform.

Mr. Barra previously served in a leadership capacity for a life insurance carrier, where he focused on recruitment and development of independent agents. Earlier in his career, he founded Grant Barra Agency, operating under a captive agency model.

Mr. Barra holds a Bachelor of Science in Business Administration from DeVry University and has completed additional coursework in contract law through HarvardX. He is a Chartered Leadership Fellow and a member of the Life Underwriting Training Council at The American College of Financial Services.

Moshe Fishman

Mr. Fishman, age 35, joined the Company in 2021 and currently serves as Senior Vice President, Strategic Ventures. Prior to joining the Company, he founded and operated several businesses, including Tekeno Travel, a travel services company, and Fishman Insurance Agency, which focused on property and casualty insurance. He also founded Tekeno Financial, which focused on alternative investment vehicles and insurance-related financial products.

At the Company, Mr. Fishman has been involved in the development and expansion of the RELI Exchange and 5MinuteInsure.com platforms, including oversight of sales operations and strategic growth initiatives.

In addition, Mr. Fishman plays a leadership role within the Company’s EZRA International Group division, supporting the evaluation and execution of strategic investments under the Company’s Scale51 operating model.

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

Our quarterly and annual financial results have fluctuated in the past and may continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These fluctuations may make it difficult to evaluate our operating performance and may cause our results of operations in a particular period to fall below the expectations of investors or securities analysts. Factors that could cause fluctuations in our financial results include, among others:

● our limited operating history in certain aspects of our business and the evolving nature of our strategic initiatives, including our expansion through EZRA International Group and the Scale51 investment model;

● our ability to identify, negotiate, finance, and complete acquisitions or strategic investments, including majority ownership investments in technology-driven businesses, on acceptable terms or at all;

● the timing, structure, and success of acquisitions, investments, or other strategic transactions, including milestone-based investments that may occur over multiple periods;

● our ability to integrate acquired businesses or investments successfully and realize anticipated strategic or financial benefits;

● our ability to obtain additional financing, if required, to complete acquisitions, fund strategic investments, or support the operations and growth of existing and target businesses;

● the performance of companies in which we hold minority or controlling ownership interests, including the timing of their operational, commercialization, or technological development milestones;

● the availability of suitable acquisition or investment opportunities and competition for such opportunities;

● volatility in capital markets and the availability and cost of capital;

● our inability to retain or attract qualified employees, including key executives and management personnel;

● cybersecurity incidents or other interruptions to our information technology systems, data security infrastructure, or outsourced technology services;

● rapid technological changes that may require additional investment in technology, product development, or operational capabilities;

● changes in data privacy, cybersecurity, and other regulatory requirements applicable to our operations or those of companies in which we invest;

● economic conditions, inflation, interest rate changes, and other macroeconomic factors that may impact customer demand, acquisition activity, or capital availability;

● geographic concentration of our insurance operations in certain states, including Michigan, New York, Montana, New Jersey, Ohio, and Illinois;

● our ability to comply with financial and operational covenants contained in financing or other contractual arrangements;

● restrictions contained in certain agreements that may limit the discretion of our management in operating our business or pursuing strategic opportunities;

● the inherent uncertainties involved in estimates, judgments, and assumptions used in the preparation of financial statements in accordance with U.S. GAAP; and

● the improper disclosure of confidential or proprietary information.

These factors, some of which are not within our control, may cause the price of our common stock to fluctuate substantially. If our operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

Our strategic expansion through EZRA International Group and the Scale51 investment model involves significant risks and uncertainties.

In January 2026, we launched EZRA International Group and introduced the Scale51 investment model as part of our strategy to pursue majority ownership interests in selected technology-driven businesses. Under this model, we may seek to acquire controlling ownership positions, often through milestone-based or staged investments over time. This strategy exposes us to a number of risks that differ from those associated with our traditional insurance brokerage and InsurTech operations.

Technology companies, particularly early-stage or growth-stage businesses, often face substantial operational, technological, regulatory, and commercialization risks. Many such companies may have limited operating histories, unproven technologies, or uncertain paths to revenue generation or profitability. As a result, investments in these businesses may not achieve the anticipated strategic, operational, or financial benefits.

In addition, our Scale51 strategy may involve acquiring ownership interests through milestone-based investments that occur over multiple periods. These structures may require us to commit capital over time while the underlying business is still developing, and the anticipated milestones may not be achieved within expected timeframes or at all. If these milestones are not achieved, or if the underlying businesses do not perform as expected, our investment returns and strategic objectives could be adversely affected.

Our ability to successfully execute this strategy will depend on a number of factors, including our ability to identify suitable investment opportunities, conduct effective due diligence, negotiate favorable transaction terms, integrate acquired businesses, and support the growth and operations of the companies in which we invest. We may also be required to commit additional capital to support the operations, development, or commercialization activities of these companies, and such capital may not be available on acceptable terms or at all.

If our Scale51 strategy is not successfully implemented, or if the companies in which we invest fail to perform as anticipated, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our investments in companies located in Israel expose us to risks related to geopolitical instability, armed conflict, and regional security conditions.

As part of our strategic initiatives, including the Scale51 investment model implemented through EZRA International Group, we may invest in or acquire ownership interests in technology companies located in Israel. Israel has historically experienced periods of geopolitical instability, armed conflict, and security threats involving neighboring states and non-state actors. In recent years, tensions between Israel and Iran and their respective regional allies have escalated, including military operations, missile attacks, cyber operations, and other forms of conflict.

Military conflicts, acts of terrorism, cyberattacks, or other hostilities involving Israel or the broader Middle East region could disrupt the operations of companies located in Israel or otherwise adversely affect their business activities. Such events could result in damage to infrastructure, interruption of business operations, workforce disruptions due to military mobilization, delays in research and development activities, supply chain interruptions, restrictions on travel or transportation, or limitations on access to capital markets.

In addition, geopolitical instability may negatively impact economic conditions, investor sentiment, and capital availability in Israel and the broader region. Companies operating in Israel may experience increased operating costs, reduced access to financing, regulatory changes, or other operational challenges during periods of conflict or heightened security conditions.

To the extent that we invest in or acquire companies located in Israel, our business, financial condition, results of operations, and prospects could be materially adversely affected by geopolitical developments, armed conflict, or other security-related disruptions in the region.

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

To date, much of our capital for acquiring and operating insurance agencies comes from loans from unaffiliated lenders, from direct market capital raises or funds provided by an affiliate. We may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing proves to be unavailable, we would be compelled to restructure or existing business and/or abandon a proposed acquisition or acquisitions. In addition, if we consummate additional acquisitions, we may require additional financing to complement the operations or growth of that business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business.

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

The Oak Street credit agreements, in the aggregate principal amount of $5,101,266 and $11,060,319, as of December 31, 2025 and 2024, that govern our debt contain various covenants and other limitations with which we must comply with, including covenants for the debt service coverage ratio and debt to EBITDA ratio and a covenant that at all times that the loans are outstanding: (i) Ezra Beyman, our chief executive officer, Debra Beyman, Mr. Beyman’s wife, or Yaakov Beyman, son of Mr. and Ms. Beyman, or someone else approved by Oak Street, as applicable, will be the manager of the current subsidiaries of the Company, (ii) Mr. Ezra Beyman will be President and Chairperson of the Board of the Company, and (iii) Reliance Global Holdings will continue to remain a shareholder of the Company’s equity and Ezra and Debra will be the sole owners of Reliance Global Holdings as tenants in entirety. The credit agreements also contain provisions which cause a “cross default” if we default our obligations under other material contracts to which we are parties. The credit agreements contain customary and usual events of default, including, subject to certain specified cure periods and notice requirements, the Company’s or one of its subsidiaries’ failure to comply with the covenants therein. Upon an event of default, the lender has customary and usual remedies to cure these defaults including, but not limited to, the ability to accelerate the indebtedness. As of December 31, 2025, the Company is in compliance with all its financial covenants.

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

If we fail to satisfy Nasdaq’s continued listing requirements, including the requirement to maintain a minimum market value of listed securities of $5 million, our common stock may be delisted, which could adversely affect the liquidity and market price of our securities.

Our common stock is currently listed on the Nasdaq Capital Market. Nasdaq imposes a number of continued listing requirements on issuers, including requirements relating to minimum stockholders’ equity, minimum bid price, public float, and the market value of listed securities. If we fail to satisfy any of these continued listing standards, Nasdaq may take steps to delist our common stock.

Nasdaq has established, and may from time to time modify, continued listing standards that include a requirement that a company maintain a minimum market value of listed securities of $5 million. If the market value of our listed securities were to fall below $5 million for a sustained period, we could be determined to be out of compliance with Nasdaq’s continued listing requirements. In such event, Nasdaq may provide us with notice of non-compliance and, depending on the circumstances and applicable rules, may initiate delisting proceedings.

If our common stock were to be delisted from Nasdaq, trading of our common stock could be conducted in the over-the-counter market, including on the OTC Markets or other quotation systems. Trading in the over-the-counter market is generally characterized by decreased trading volume, greater price volatility, and reduced liquidity compared to trading on a national securities exchange. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for, our securities.

In addition, the delisting of our common stock from Nasdaq could materially adversely affect our ability to raise additional capital, could result in reduced analyst coverage and investor interest in our securities, and could negatively impact the perception of our company’s financial condition and prospects. Any of these factors could cause the market price of our common stock to decline and could materially and adversely affect our business, financial condition, and results of operations.

The Company’s CEO has common stock equity and debt interests.

As of March 10, 2026, our CEO and Chairman of the Board, Ezra Beyman, is the beneficial owner of approximately 3.1% of the Company’s common stock, consisting of 659,780 common shares.

We have entered into a revolving credit facility with an entity beneficially owned by our Chief Executive Officer, which creates conflicts of interest and may adversely affect our liquidity and financial condition. We are party to a revolving credit facility with YES Americana Group, LLC, an entity beneficially owned by our Chief Executive Officer, pursuant to which Americana has agreed to provide up to $2.0 million of unsecured financing to us. Although the facility bears a below-market interest rate and provides flexibility for working capital and acquisition-related costs, it creates conflicts of interest because our Chief Executive Officer has an interest in the lender that may differ from the interests of our stockholders. The terms of this arrangement, including availability, maturity, and repayment provisions, may not reflect those that could have been obtained from an unaffiliated third party. In addition, amounts outstanding under the facility are payable upon maturity or earlier acceleration following an event of default, which could require us to use cash that otherwise would be available for operations or strategic initiatives. Any inability to repay or refinance amounts outstanding under this facility could adversely affect our liquidity, financial condition, and results of operations.

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

As of December 31, 2025, our Articles of Incorporation authorized the issuance of 2,000,000,000 shares of common stock, par value $0.086 per share. As of December 31, 2025, we had 10,644,124 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

Our management team meets with our information technology service provider periodically to discuss then-current cybersecurity issues, which may include efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including threat intelligence and other information obtained from governmental, public or private sources, and external service providers engaged by us; and alerts and reports produced by security tools deployed in the information technology environment including a spear-phishing report.

Our Board considers cybersecurity risk as part of its risk oversight function and oversight of cybersecurity and other information technology risks.

Our Board oversees management’s implementation of our cybersecurity risk management program. Our executive management team is responsible for updating the Board, as necessary, regarding significant cybersecurity incidents.

Our Board receives periodic reports from management (as deemed applicable) on our cybersecurity risks and cybersecurity risk management program.

Item 2. Properties

Below is a schedule of the properties we currently occupy:

Entity Name	Location	Own/Lease	Description	Approx. Sq. Footage	Lease Term	Monthly Rent in USD
Southwestern Montana Insurance Center	Belgrade, Montana	Lease	Office Building	6,000	4/2024–3/2028	$7,500
Altruis Benefits Consultants	Bingham Farms, MI	Lease	Office Building	1,767	6/2021–8/2027	$4,295
Reliance Global Group, Inc.	Lakewood, NJ	Lease	Office Building	4,436	6/2021–3/2029	$8,999
Reliance Global Group, Inc.	Suffern, NY	Lease	Office Building		9/2022–8/2026	$2,000
RELI Exchange	Schaumburg, IL	Lease	Office Building		4/2022–07/2028	$3,677

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “EZRA”, and our warrants to purchase common stock are listed on the NASDAQ Capital Market under the symbol “EZRAW.”

Holders of Record

As of March 10, 2025, there were approximately 520 holders of record of our ordinary shares, although there is a much larger number of beneficial owners.

Dividends

The Company has not historically paid regular cash dividends on our Common Stock. On September 26, 2025, our Board of Directors declared a one-time special cash dividend of $0.03 per share on our outstanding Common Stock, which was paid on December 2, 2025. Other than this special dividend, we do not currently expect to pay dividends for the foreseeable future. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. The payment of dividends will be contingent upon the Company’s future revenues and earnings, if any, capital requirements, overall financial condition, and other factors that our board of directors deems relevant. The payment of any future dividends will be within the discretion of the Company’s board of directors as then constituted. It is the Company’s expectation that future management following a business combination will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Incentive Plans

Since 2019, the Company has adopted, the Reliance Global Group, Inc. 2019 Equity Incentive Plan, 2023 Equity Incentive Plan, 2024 Equity Incentive Plan, 2024 Omnibus Incentive Plan and the 2025 Equity Incentive Plan (collectively, the “Plans”). The purpose of the Plans is to provide a means through which the Company and its subsidiaries may attract and retain key personnel, and to provide a means whereby directors, officer, employees, consultants, and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, thereby strengthening their commitment to the welfare of the Company and its subsidiaries and aligning their interests with those of the Company’s stockholders. The Plans provide for various stock-based incentive awards, including incentive and non-qualified stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards. The Plans each, respectively, terminate 10 years after each becoming effective, unless terminated earlier by the Board of Directors.

A total of 3,167,451 shares of Common Stock were reserved for issuance under the Plans, and as of December 31, 2025 there remain 118,503 shares available for issuance.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its Plans as of December 31, 2025, which had outstanding grants and remaining unissued shares, taking into account issuance of restricted stock to officers and directors, as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	118,503
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	118,503

Issuer Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities and Use of Proceeds

There have been no new sales of unregistered securities during the period covered by this Annual Report that have not been previously disclosed.

Use of Proceeds from Registered Securities

Not applicable

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Reliance Global Group, Inc. operates as a holding company that acquires, owns, and actively manages insurance distribution and technology-oriented businesses. Historically, the Company’s primary operations have consisted of the ownership and operation of wholesale and retail insurance agencies and related InsurTech platforms, including RELI Exchange and 5MinuteInsure.com.

During 2025, the Company undertook a series of portfolio and capital structure initiatives, including the sale of certain insurance brokerage assets, repayment of a significant portion of its outstanding indebtedness, and access to additional equity capital through committed facilities and public offerings. These actions were intended to streamline operations, strengthen the balance sheet, and support future growth initiatives.

In January 2026, the Company launched EZRA International Group and introduced its Scale51 structured acquisition model, under which the Company may pursue majority ownership positions in technology-driven businesses. The Company intends to continue operating its insurance platform as its foundational cash flow base while selectively evaluating expansion opportunities consistent with its holding company framework.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report.

Recent Developments

Strategic Investment Initiatives

In January 2026, the Company launched EZRA International Group and introduced its Scale51 operating model, under which the Company intends to pursue majority ownership positions in technology-driven businesses while continuing to operate its insurance brokerage and InsurTech platforms as its operational base.

On February 23, 2026, the Company completed the initial closing of its investment in Enquantum Ltd., a cybersecurity company developing post-quantum encryption and next-generation data protection technologies, acquiring approximately 8% of Enquantum’s issued and outstanding share capital on a fully diluted basis. The Share Purchase Agreement provides for additional milestone-based tranche investments that, if completed, would increase the Company’s ownership to 51%. Future funding of these milestone tranches will require additional capital deployment by the Company. The timing and magnitude of such future investments remain subject to milestone achievement or waiver and the Company’s capital allocation decisions. The Company continues to evaluate additional potential investments consistent with its holding company strategy; however, there can be no assurance that any additional transactions will be completed.

Digital Asset Treasury Strategy

In September 2025, the Company adopted a digital asset treasury strategy pursuant to which it may allocate a portion of its treasury assets to cryptocurrencies and related blockchain initiatives. As of December 31, 2025, the Company held digital assets reflected on its consolidated balance sheet. Digital asset holdings are subject to market price volatility, which may impact future results of operations. The Company evaluates digital asset allocations alongside other capital deployment opportunities, including operating investments and strategic acquisitions.

Portfolio Realignment and Debt Reduction

During 2025, the Company completed the sale of certain insurance brokerage assets, including the Fortman Insurance Services business and the Employee Benefits Solutions (“EBS”) and US Benefits Alliance (“USBA”) businesses. Aggregate proceeds from these transactions were used in part to reduce outstanding indebtedness. In July 2025, the Company repaid approximately $5.0 million of its Oak Street long-term debt and subsequently made an additional repayment following the EBS and USBA asset sale. These actions reduced the Company’s leverage and ongoing interest expense entering 2026.

Termination of Spetner Acquisition

In July 2025, the previously announced Stock Exchange Agreement relating to the proposed acquisition of Spetner Associates, Inc. was terminated. In connection with the termination, the Company expensed previously issued non-refundable equity prepayments associated with the contemplated transaction. The Company has no ongoing obligations under the terminated agreement.

Capital Markets Activity

In August 2025, the Company entered into an At-the-Market (“ATM”) Sales Agreement under which it may offer and sell shares of its common stock from time to time pursuant to an effective shelf registration statement, subject to regulatory limitations and market conditions. During the year ended December 31, 2025, the Company generated approximately $2.2 million in net proceeds from sales under the ATM program.

Also in August 2025, the Company entered into a Common Stock Purchase Agreement with White Lion Capital, LLC providing access to up to $10.0 million of capital through an equity line of credit facility, subject to specified limitations and conditions. As of December 31, 2025, capacity remained available under the facility.

Subsequent to year-end, on January 29, 2026, the Company completed a public offering generating gross proceeds of approximately $2.0 million before offering expenses. The Company intends to use the net proceeds for working capital, strategic initiatives, and general corporate purposes.

Nasdaq Minimum Bid Price Notice

On December 12, 2025, the Company received a notification from The Nasdaq Stock Market indicating that the closing bid price of its common stock had been below the minimum $1.00 per share requirement for continued listing under Nasdaq Listing Rule 5550(a)(2) for 30 consecutive business days. The notice has no immediate effect on the listing of the Company’s common stock. The Company has 180 calendar days to regain compliance. If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance. If the Company does not regain compliance within the initial 180-day period, but meets the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market (other than the minimum bid price requirement), and provides written notice of its intention to cure the deficiency during a second compliance period, including, if necessary, by effecting a reverse stock split, the Company may be eligible for an additional 180 calendar day compliance period. There can be no assurance that the Company will regain compliance within the applicable compliance period.

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

We exclude the following items, and the following items define our non-GAAP financial measure AEBITDA:

●	Interest and related party interest expense: Unrelated to core Company operations and excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Depreciation and amortization: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Goodwill and/or asset impairment: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Equity-based compensation: Non-cash compensation provided to employees, directors and third parties, excluded to provide more meaningful supplemental information regarding the Company’s core cash impacted operational performance.
●	Change in estimated acquisition earn-out payables: An Earn-out liability is a liability to the seller upon an acquisition which is contingent on future earnings. These liabilities are valued at each reporting period and the changes are reported as either a gain or loss in the change in estimated acquisition earn-out payables account in the consolidated statements of operations. The gain or loss is non-cash, can be highly volatile and overall is not deemed relevant to ongoing operations, thus, it’s excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Recognition and change in fair value of warrant liabilities: This account includes changes to derivative warrant liabilities which are valued at each reporting period and could result in either a gain or loss. The period changes do not impact cash, can be highly volatile, and are unrelated to ongoing operations, and thus are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Other (income) expense, net: This account includes non-routine and/or non-core operating income or expenses and other individually de minimis items and these amounts are excluded as unrelated to core operations of the company.
●	Gain on sale: This account includes gains on sale from certain agency divestitures that occurred in the period which are unrelated to primary Company operations and are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Transactional costs: This includes expenses related to mergers, acquisitions, financings and refinancings, and amendments or modification to indebtedness. These costs are unrelated to primary Company operations and are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Non-standard costs: This account includes non-standard non-operational items, related to costs incurred for a legal suit the Company has filed against one of the third parties involved in the previously disclosed discontinued operations and is excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Unrealized and realized gains (losses) on digital assets, net: This account includes unrealized and realized gains and losses from digital assets and is thus excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.

Refer to the reconciliation of net (loss) income to AEBITDA, illustrated below in tabular format.

Results of Operations

Comparison of the year ended December 31, 2025, to the year ended December 31, 2024

The following table sets forth our revenue and expenses for each of the years presented and provides insight into the value and percentage changes:

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS ANALYTICS

	December 31, 2025	December 31, 2024	Value Fluctuation	Percent Fluctuation	Explanations
Commission Income (“CI”)	$12,430,959	$14,054,361	$(1,623,402)	-12%

CI fluctuation primarily attributable to portfolio realignments during 2025, including the assets sales of Fortman Insurance Services (“FIS”), Employee Benefits Solutions (“EBS”), and U.S. Benefits Alliance (“USBA”), which reduced commission revenue generated by those operations.

Commission Expense (“CE”)	4,614,690	4,189,599	425,091	10%	Increased CE primarily reflects higher commissions associated with increased sales activity in certain of the Company’s operations, as well as general market-driven increases in commission rates across the insurance sector
Salaries and wages (“S&W”)	10,308,197	7,226,810	3,081,387	43%	Increased S&W primarily due to non-cash share-based compensation partially offset by elimination of FIS salaries
General and administrative expenses (“G&A”)	4,910,823	4,219,635	691,188	16%	Increased G&A is substantially driven by director non-cash equity awards offset by OneFirm efficiencies and overall leaner operations.
Marketing and advertising expenses (“M&A”)	278,399	357,697	(79,298)	-22%	M&A decrease consistent with Company’s current marketing strategy.
Change in estimated acquisition earn-out payables	-	47,761	(47,761)	-100%	No earn-outs payable in the current period.
Depreciation and amortization (“D&A”)	1,331,846	1,786,068	(454,222)	-25%	Decrease pursuant to passage of time as assets become fully amortized and disposition of FIS, EBS, USBA assets.
Asset impairment	-	3,922,110	(3,922,110)	-100%	No impaired assets during the current period.

Total operating expenses	21,443,955	21,749,680	(305,725)	-1%
			-
Loss from operations	(9,012,996)	(7,695,319)	(1,317,677)	17%
			-
Other income (expense)			-
Interest expense	(991,081)	(1,442,808)	451,727	-31%	Decrease per the portfolio realignments and payoff on the majority of loan balances.
Interest (expense) related parties	(52,193)	(140,802)	88,609	-63%	Decrease per periodic paydowns on loan balances and payoff on a large loan balance pursuant to the FIS sale.
Other income (expense), net	(54,898)	51,345	(106,243)	-207%	Decrease pursuant primarily to charity expense, and the non-recurrence of certain non-recurring sales of accounts.
Recognition and change in fair value of warrant liabilities	-	156,000	(156,000)	-100%	Decrease pursuant to the redemption of all material derivative warrant liabilities.
Gain on sale of business	3,182,917	-	3,182,917		Increase pursuant to the portfolio realignments and related gain on sale of FIS, EBS, and USBA.
Unrealized and realized gains (losses) on digital assets, net	(59,505)	-	(59,505)		Digital assets were acquired in the current year, which is the reason for the fluctuation in this account.
Total other (expense) income	2,025,240	(1,376,265)	3,401,505	-247%

Net loss	$(6,987,756)	$(9,071,584)	$2,083,828	-23%	Fluctuation explained on an account by account basis above.

Non-GAAP Measure
AEBITDA	$(1,596,628)	$(321,224)	$(1,275,404)	397%

Fluctuation primarily driven by lower revenue following the Company’s portfolio realignment transactions during 2025, as well as higher operating costs and higher commission expense associated with increased sales activity within certain of the Company’s remaining operations.

Non-GAAP Reconciliation from Net Loss to AEBITDA

The following table provides a reconciliation from net loss to AEBITDA (adjusted EBITDA) for the years ended December 31, 2025, and December 31, 2024.

	December 31, 2025	December 31, 2024

Net income (loss)	$(6,987,756)	$(9,071,584)
Adjustments:
Interest and related party interest expense	1,043,274	1,583,610
Depreciation and amortization	1,331,846	1,786,068
Asset impairment	-	3,922,110
Equity based compensation, employees, directors and third parties	5,708,028	858,108
Change in estimated acquisition earn-out payables	-	47,761
Other (income) expense, net	-	(51,345)
Gain on sale	(3,182,917)	-
Transactional costs	453,686	636,494
Non-standard costs	(22,294)	123,554
Unrealized and realized gains (losses) on digital assets, net	59,505	-
Recognition and change in fair value of warrant liabilities	-	(156,000)
Total adjustments	5,391,128	8,750,360

AEBITDA	$(1,596,628)	$(321,224)

Liquidity and capital resources

As of December 31, 2025, the Company had a cash balance of approximately $2,731,000, of which approximately $1,416,000 was restricted, and working capital of approximately $1,875,000, compared with a cash balance of approximately $1,798,000, of which approximately $1,425,000 was restricted and working capital of approximately $416,000 as of December 31, 2024.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact to pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as such term is defined in Regulation S-K.

Cash Flows

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(3,095,000)	$(2,515,000)
Net cash provided by and used in investing activities	5,328,000	(83,228)
Net cash used in financing activities	(1,300,000)	1,657,000
Net increase (decrease) in cash, cash equivalents, and restricted cash	$934,000	$(941,000)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025, was approximately $3,095,000, compared to approximately $2,515,000 for the year ended December 31, 2024, representing an increase of cash used in operations of approximately $580,000, or 23%. The 2025 cash used comprises an approximate net loss of $6,988,000 offset by non-cash positive adjustments of approximately $3,893,000. The non-cash adjustments stem from depreciation and amortization of approximately $1,332,000, amortization of debt issuance costs of approximately $31,000, equity-based compensation for employees, directors, and service providers of approximately $5,708,000, non-cash lease expense of approximately $4,000, fair value changes of digital assets of $17,000, and changes in net working capital items in the net amount of approximately $16,000, offset by a non-cash gain on the sales of businesses of approximately $3,183,000.

Investing Activities

Net cash flows provided by investing activities for the year ended December 31, 2025, was approximately $5,328,000, compared to net cash flows used in investing activities of approximately $83,000 for the year ended December 31, 2024. The 2025 net cash provided comprises of cash spent for the purchase of property, equipment, and intangible assets of $43,000, net cash spent for the investment of digital assets of approximately $126,000 offset by cash received in the sales of businesses of approximately $5,497,000.

Financing Activities.

Net cash used in financing activities for the year ended December 31, 2025, was approximately $1,300,000, as compared to net cash provided by financing activities of $1,657,000 for the year ended December 31, 2024. The 2025 net cash used primarily comprises of cash proceeds from an ATM offering of approximately $2,161,000, from a private placement of shares and warrants of approximately $2,137,000, from common shares issued through an equity line of credit of approximately $823,000, from a related party loan payable of approximately $1,146,000, and from short term financings of $192,000, offset by repayments on debt principal of approximately $5,990,000, on related party loans of approximately $1,188,000, on short term financings of approximately $192,000 and dividends paid of approximately $388,000.

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

As of December 31, 2025, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2025, our Company’s internal control over financial reporting was effective.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders expected to be filed within 120 days of our fiscal 2025 year-end.

Item 11. Executive Compensation

Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders expected to be filed within 120 days of our fiscal 2025 year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders expected to be filed within 120 days of our fiscal 2025 year-end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders expected to be filed within 120 days of our fiscal 2025 year-end.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders expected to be filed within 120 days of our fiscal 2025 year-end.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
1.1	At The Market Offering Agreement dated as of August 13, 2025 between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Company on August 14, 2025).

3.1

Articles of Incorporation of Eye on Media Network, Inc. (now, Reliance Global Group, Inc.) as amended through October 19, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

3.2	Bylaws of Eye on Media Network, Inc. (now, Reliance Global Group, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

3.3	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated February 3, 2021 (incorporated herein by reference to Exhibit 3.9 to Amendment No. 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 5, 2021 (SEC File No. 333-249381)).

3.4	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated December 23, 2021 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2022 (SEC File No. 001-40020)).

3.5	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated February 16, 2023 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2023 (SEC File No. 001-40020)).

3.6	Medigap Healthcare Insurance Agency LLC Formation and Assignment Documents (incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022 (SEC File No. 001-40020)).

3.7	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated November 27, 2023 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2023 (SEC File No. 001-40020)).

3.8	Certificate of Amendment to the registrant’s Amended and Restated Articles of Incorporation, as amended, dated June 26, 2024 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2024 (SEC File No. 001-40020)).

3.9	Amendment No. 1 to Bylaws (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2025).

3.10	Articles of Amendment to Articles of Incorporation, as Amended, effective February 7, 2025 incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2025.

4.1	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

4.2	Form of Series D Warrant (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

4.3	Series G Common Stock Purchase Warrant dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Armistice Capital Master Fund Ltd. (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023).

4.4	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-275190) filed on October 27, 2023).

4.5	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-275190) filed on October 27, 2023).

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 23, 2025)

4.7	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 23, 2025)

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 23, 2025)

4.9	Form of Common Warrant (Incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed with the SEC on January 23, 2026 (File No. 333-292895)).

4.10	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 filed with the SEC on January 23, 2026 (File No. 333-292895)).

4.11	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed with the SEC on January 23, 2026 (File No. 333-292895)).

10.1	Securities Purchase Agreement between Reliance Global Group, Inc. and Nsure, Inc. dated February 19, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (SEC File No. 333-249381)).

10.2	Irrevocable Assignment & Acquisition Agreement between Reliance Global Holdings, LLC and Ezra Beyman effective as of June 3, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

10.3	Lease between Coverage Consultants Unlimited, Inc. and Commercial Coverage Solutions, LLC dated August 17, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.4	Master Credit Agreement between Southwestern Montana Insurance Center, LLC and Oak Street Funding LLC dated April 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) filed with the Securities and Exchange Commission on December 4, 2020 (File No. 333-249381)).

10.5†	Reliance Global Group Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.6	Amendment No. 1 to Securities Purchase Agreement between Nsure Inc. and Reliance Global Group, Inc. dated October 8, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.7	Form of Warrant Agent Agreement between Reliance Global Group, Inc. and VStock Transfer, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.8	Purchase Agreement among Kush Benefit Solutions, LLC, J.P. Kush and Associates, Inc. and Joshua Kushnereit dated May 12, 2021 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.9	Form of Securities Purchase Agreement among Reliance Global Group, Inc. and the investors identified on the signature pages thereto dated as of December 22, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.10	Form of Registration Rights Agreement 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.11	Form of Series B Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.12	Form of Certificate of Designation for Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.13	Asset Purchase Agreement between Reliance Global Group, Inc. and Medigap Healthcare Insurance Company, LLC and the sole member thereof entered into agreement as of December 21, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022 (SEC File No. 001-40020)).

10.14	Form of Investor Exchange Agreement between Reliance Global Group, Inc. and the parties signatory to the agreement dated as of March 23, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.15	Form of Medigap Exchange Agreement between Reliance Global Group, Inc. and the parties signatory to the agreement dated as of March 23, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.16	Asset Purchase Agreement between RELI Exchange, LLC and Barra & Associates, LLC dated April 26, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020)).

10.17	Security Agreement between Medigap Healthcare Insurance Agency, LLC and Oak Street Funding LLC dated April 26, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020))

10.18†	Employment Agreement between Reliance Global Group, Inc. and Grant Barra dated April 26, 2022 Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020))Ex. 10.3

10.19	Promissory Note issued by Reliance Global Group, Inc. to YES Americana Group LLC on September 13, 2022 (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 (SEC File No. 001-40020)).

10.20	Amendment No. 1 to the Promissory Note between Reliance Global Group, Inc. and YES Americana Group, LLC, dated as of February 7, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023 (SEC File No. 001-40020)).

10.21†	Promotion Letter by and between Reliance Global Group, Inc. and Joel Markovits dated as of December 28, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2023 (SEC File No. 001-40020)).

10.22	Securities Purchase Agreement, dated March 13, 2023, between Reliance Global Group, Inc. and Investor (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.23	Form of Warrant (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.24	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.25	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.26	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.27	Second Amendment to the Purchase Agreement, dated as of May 18, 2023, by and between Reliance Global Group, Inc., Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2023).

10.28	Confidential Settlement and Mutual General Release Agreement, dated as of June 30, 2023, by and among the registrant, Medigap Healthcare Insurance Agency, LLC, Pagidem, LLC f/k/a Medigap Healthcare Insurance Company, LLC, Joseph J. Bilotti, III, Kyle Perrin, Zachary Lewis, T65 Health Insurance Solutions, Inc. f/k/a T65 Health Solutions, Inc., and Seniors First Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2023).

10.29	Amendment #1 to the Purchase Agreement, dated as of September 29, 2023, by and between Reliance Global Group, Inc., Southwestern Montana Insurance Center, LLC, Southwestern Montana Financial Center, Inc., and Julie A. Blockey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023).

10.30†	Reliance Global Group Inc. 2023 Equity Incentive Plan (incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on October 4, 2023 (File No. 001-40020)).

10.31	Inducement Offer to Extend Existing Warrants, dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Armistice Capital Master Fund Ltd. Blockey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.32	Inducement Offer to Exercise Series F Warrants to Subscribe for Common Shares, dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.33	Exchange Offer of Warrants to Purchase Common Stock and Amendment, dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.34	Third Amendment to the Purchase Agreement, dated as of January 11, 2024, by and between Reliance Global Group, Inc., Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2024).

10.35†	Executive Employment Agreement, dated January 25, 2024, between the Company and Ezra Beyman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2024).

10.36	At Market Issuance Sales Agreement, dated February 15, 2024, by and between the registrant and EF Hutton LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2024).

10.37	Reliance Global Group, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-284386) filed on January 21, 2025).

10.38	Reliance Global Group, Inc. 2025 Equity Inventive Plan (incorporated by reference to Appendix I to the Definitive Proxy Statement on Schedule 14A filed on April 15, 2025).

10.39	Revolving Credit Facility Agreement, dated as of March 5, 2025, by and among the registrant and YES Americana Group, LLC (incorporated by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025).

10.40	Revolving Note issued by the registrant in favor of YES Americana Group, LLC on March 5, 2025 (incorporated by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025).

10.41	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 23, 2025)

10.42	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 23, 2025)

10.43	Amendment No. 1 to the Revolving Credit Facility Agreement, dated June 24, 2025, by and among Reliance Global Group, Inc. and YES Americana Group, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 24, 2025).

10.44	Amendment No. 1 to the Revolving Note issued by Reliance Global Group, Inc. in favor of Yes Americana Group, LLC on June 24, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on June 24, 2025)

10.45	Asset Purchase Agreement, between the Company, Fortman Insurance Services, LLC and Fortman Insurance Agency, LLC, dated July 7, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 11, 2025).

10.46	Common Stock Purchase Agreement between the Company and White Lion Capital, LLC, dated August 26, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 27, 2025).

10.47	Registration Rights Agreement between the Company and White Lion Capital, LLC, dated August 26, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 27, 2025).

10.48	Interim Crypto Purchase Agreement, entered into between the Company and Moshe Fishman, dated September 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2025).

10.49	Amendment No. 1 to the Common Stock Purchase Agreement between the Company and White Lion Capital LLC, effective November 5, 2025 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2025).

10.50	Advisory Agreement, between the Company and Convergence Strategy Partners , LLC, dated November 18, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 21, 2025).

10.51	Asset Purchase Agreement, between the Company, Employee Benefits Solutions, LLC, and US Benefits Alliance, LLC, dated December 23, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 30, 2025).

10.52	Promissory Note, entered into between the Company and Enquantum Ltd., dated January 15, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2026)

10.53	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.57 to the Registration Statement on Form S-1 filed with the SEC on January 23, 2026 (File No. 333-292895)).

10.54	Form of Lock-Up Agreement (Incorporated by reference to Exhibit 10.58 to the Registration Statement on Form S-1 filed with the SEC on January 23, 2026 (File No. 333-292895)).

10.55	Share Purchase Agreement, entered into between the Company and Enquantum Ltd. Dated February 5, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 10, 2026).

10.56
Amendment No. 1 to the Share Purchase Agreement, dated February 19, 2026, entered into between the Company and Enquantum Ltd. (incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K filed by the Company on February 25, 2026)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

19.1	Insider Trading Policy (contained in Exhibit 14.1 hereto).

21.1	List of subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed with the SEC on January 23, 2026 (File No. 333-292895)).

23.1*	Consent of Urish Popeck & Co., LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Includes management contracts and compensation plans and arrangements

ITEM 16. Form 10-K Summary

None.

 INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS THEN ENDED

Report of Independent Registered Public Accounting Firm PCAOB ID 1013

Shareholders and Board of Directors

Reliance Global Group, Inc. and Subsidiaries

Lakewood, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliance Global Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years ended December 31, 2025, and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the two years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Evaluation of Goodwill and Long-Lived Assets

Critical Audit Matter Description

As described in Notes 5 to the consolidated financial statements, the Company’s consolidated goodwill and intangible assets balances were $4,786,555 and 6,693,099, and $3,387,980 and $5,423,897 respectively, as of December 31, 2025, and 2024. Management tests goodwill and intangible assets for impairment at least annually, or more frequently should an event or a change in circumstances occur that would indicate the carrying value may be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill and intangible assets associated with the reporting unit. As a result of management’s assessment, the Company did not recognize an impairment charge to goodwill but did recognize an impairment to intangible assets of $0 and $3,922,110 during the years ended December 31, 2025, and 2024.

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

Valuation of Crypto Assets Held on the Balance Sheet

Critical Audit Matter Description

As described in Notes 2 and 6 to the consolidated financial statements, the Board of Directors approved the adoption of a digital asset treasury strategy and a digital asset treasury policy. Under this strategy and policy, the Company may allocate a portion of its treasury funds to acquire cryptocurrencies. The Company accounts and presents its digital assets in accordance with ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60), with initial measurement at cost plus transaction fees directly attributable to each acquisition, and the Company continues to track cost basis using the specific-identification method. At each reporting date, the Company remeasures its digital assets at fair value, determined under ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for its digital assets (Level 1 inputs), with changes recognized in unrealized gains (losses) on digital assets, net, in the consolidated statements of operations

The principal considerations for our determination of the valuation of crypto assets that are held on the balance sheet are a critical audit matter include the complexity of the digital ecosystem, digital assets exhibit extreme price volatility, fragmented pricing across exchanges, and an absence of centralized valuation sources. Auditors must determine whether management’s valuation approach is reasonable, which often involves especially challenging and subjective judgment.

How the Critical Matter Was Addressed in the Audit

The primary audit procedures to address this critical audit matter included:

●	Obtained an understanding over the Company’s process and controls for evaluating the significant estimate in the fair valuation of crypto assets and related fair market valuation gains or losses.

●	Utilizing an independent third-party pricing service, repriced the crypto assets held at December 31, 2025 and selected transactions.

●	Confirmed the crypto assets held at December 31, 2025 with the Company’s third-party custodian noting the custodian is a reputable digital asset platform.

●	Obtained an inspected third-party custodian SOC 1, Type 2 certification.

/s/ Urish Popeck & Co., LLC

We have served as the Company’s auditor since 2024

Pittsburgh, Pennsylvania

March 10, 2026

Reliance Global Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$1,315,634	$372,695
Restricted cash	1,415,725	1,424,999
Accounts receivable	746,275	1,460,314
Accounts receivable, related parties	3,530	7,813
Other receivables	23,526	42,184
Prepaid expense and other current assets	766,985	681,450
Total current assets	4,271,675	3,989,455

Property and equipment, net	77,196	133,908
Right-of-use assets	897,610	1,052,926
Intangibles, net	3,387,980	5,423,897
Goodwill	4,786,555	6,693,099
Digital assets, fair value	108,913	-
Other non-current assets	18,492	21,792
Total assets	$13,548,421	$17,315,077

Current liabilities:
Accounts payable and other accrued liabilities	$653,293	$1,186,968
Short term financing agreements	58,942	58,829
Current portion of loans payables, related parties	286,546	453,177
Other payables	83,263	38,814
Current portion of long-term debt	1,038,294	1,591,919
Operating lease liability, current portion	276,470	244,057
Total current liabilities	2,396,808	3,573,764

Loans payable, related parties, less current portion	-	428,052
Long term debt, less current portion	4,062,972	9,468,400
Operating lease liability, less current portion	661,211	847,293
Warrant liabilities	-	326
Total liabilities	7,120,991	14,317,835
Stockholders’ equity
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.086 par value; 2,000,000,000 shares authorized and 10,644,124 and 2,250,210 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	915,394	193,484
Additional paid-in capital	60,573,341	50,877,307
Accumulated deficit	(55,061,305)	(48,073,549)
Total stockholders’ equity	6,427,430	2,997,242
Total liabilities and stockholders’ equity	$13,548,421	$17,315,077

The accompanying notes are an integral part of these consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2025	December 31, 2024
Revenue
Commission income	$12,430,959	$14,054,361
Total revenue	12,430,959	14,054,361

Operating expenses
Commission expense	4,614,690	4,189,599
Salaries and wages	10,308,197	7,226,810
General and administrative expenses	4,910,823	4,219,635
Marketing and advertising expenses	278,399	357,697
Change in estimated acquisition earn-out payables	-	47,761
Depreciation and amortization	1,331,846	1,786,068
Asset impairments	-	3,922,110
Total operating expenses	21,443,955	21,749,680

Loss from operations	(9,012,996)	(7,695,319)

Other income (expense)
Interest expense	(991,081)	(1,442,808)
Interest expense related parties	(52,193)	(140,802)
Other income (expense), net	(54,898)	51,345
Recognition and change in fair value of warrant liabilities	-	156,000
Gain on sale of business	3,182,917	-
Unrealized and realized losses on digital assets, net	(59,505)	-
Total other (expense) income	2,025,240	(1,376,265)

Net loss before tax	(6,987,756)	(9,071,584)
Income tax expense (benefit)	-	-
Net loss	$(6,987,756)	$(9,071,584)

Basic loss per share	$(1.28)	$(9.01)

Diluted loss per share	$(1.28)	$(9.01)

Weighted average number of shares outstanding – Basic	5,451,940	1,007,020

Weighted average number of shares outstanding – Diluted	5,451,940	1,007,020

The accompanying notes are an integral part of these consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2024	2,250,210	$193,484	$50,877,307	$(48,073,549)	$2,997,242

Common share-based compensation	2,861,262	246,068	4,581,421	-	4,827,489

Common shares issued for services	724,079	62,305	557,148	-	619,453

Common shares issued for acquisition purchase price prepayment	157,000	13,502	225,923	-	239,425

Common shares issued for private placement	1,488,096	127,976	2,008,550	-	2,136,526

Common shares issued for ATM share sales	2,012,287	173,057	1,987,599	-	2,160,656

Common shares issued from an Equity Line of Credit	1,151,190	99,002	723,772	-	822,774

Dividend paid	-	-	(388,379)	-	(388,379)

Net loss	-	-	-	(6,987,756)	(6,987,756)

Balance, December 31, 2025	10,644,124	$915,394	$60,573,341	$(55,061,305)	$6,427,430

The accompanying notes are an integral part of these consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	280,117	$24,089	$46,125,206	$(39,001,965)	$7,147,330

Common share payments for earn-outs	30,029	2,582	15,046	-	17,628

Common shares issued for ATM share sales	1,139,501	97,998	3,615,141	-	3,713,139

Common shares issued for Series F warrants	42,545	3,659	(3,659)	-	-

Common share-based compensation	119,054	10,232	523,399	-	533,631

Common shares issued for Series B warrants	39,569	3,403	109,263	-	112,666

Common shares issued for abeyance share conversions	59,471	5,115	(5,115)	-	-

Common shares issued for Series G warrants	192,236	16,532	(16,532)	-	-

Shares issued due to a reverse split	110,350	9,490	(9,490)	-	-

Common shares issued for services	97,274	8,338	206,662	-	215,000

Common shares issued for an acquisition prepayment	140,064	12,046	317,386	-	329,432

Net loss	-	-	-	(9,071,584)	(9,071,584)

Balance December 31, 2024	2,250,210	$193,484	$50,877,307	$(48,073,549)	$2,997,242

The accompanying notes are an integral part of these consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$(6,987,756)	$(9,071,584)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,331,846	1,786,068
Asset Impairments	-	3,922,110
Amortization of debt issuance costs and accretion of debt discount	30,695	39,965
Non-cash lease expense	4,118	8,746
Equity based compensation expense	4,827,489	533,631
Equity based payments to third parties	880,539	324,477
Gain on sale of business	(3,182,917)	-
Change in fair value of digital assets (unrealized loss)	17,455	-
Recognition and change in fair value of warrant liability	-	(156,000)
Earn-out fair value and write-off adjustments	-	47,761
Change in operating assets and liabilities:
Accounts receivable	515,098	(161,450)
Accounts receivable, related parties	4,300	(1,209)
Other receivables	(2,440)	(41,286)
Prepaid expense and other current assets	(114,487)	(127,739)
Other non-current assets	3,300	(1,500)
Accounts payables and other accrued liabilities	(465,901)	351,486
Other payables	44,126	31,400
Net cash used in operating activities	(3,094,535)	(2,515,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,901)	(24,257)
Purchase of intangibles	(26,788)	(58,971)
Sale of business, net of cash sold	5,497,070	-
Sales of digital assets	206,302	-
Purchases of digital assets	(332,671)	-
Net cash provided from (used in) investing activities	5,328,012	(83,228.00)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(5,989,748)	(1,397,383)
Proceeds from short term financings	192,360	199,948
Principal repayments of short term financings	(192,247)	(197,316)
Proceeds from loans payable, related parties	1,146,284	-
Payments of loans payable, related parties	(1,188,038)	(661,253)
Proceeds from common shares issued through an at the market offering	2,160,656	3,713,139
Proceeds from common shares issued through an equity line of credit	822,774	-
Private Placement of shares and warrants	2,136,526	-
Cash dividends paid	(388,379)	-
Net cash (used in) provided by financing activities	(1,299,812)	1,657,135

Net increase in cash and restricted cash	933,665	(941,217.00)
Cash and restricted cash at beginning of year	1,797,694	2,738,911
Cash and restricted cash at end of year	$2,731,359	$1,797,694

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH TRANSACTIONS:
Cash paid for interest	$946,211	$1,580,686
Noncash investing and financing transactions:
Common shares issued for earnout liabilities	$-	$17,628
Common shares issued for Series B warrants	$-	$112,666
Common stock issued for pre-paid assets	$398,450	$-
Common shares issued for an acquisition prepayment	$-	$329,432
Lease assets acquired in exchange for lease liabilities	$498,438	$489,634

The accompanying notes are an integral part of these consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Reliance Global Group, Inc. (formerly known as Ethos Media Network, Inc.) (“RELI”, “EZRA” “Reliance”, or the “Company”) was incorporated in Florida on August 2, 2013, and is a holding company that acquires, owns and operates insurance agencies throughout the United States and is a pioneer in the Insurtech space.

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

Liquidity

As of December 31, 2025, the Company’s reported cash and restricted cash aggregated balance was approximately $2,731,000, current assets were approximately $4,272,000, while current liabilities were approximately 2,397,000. As of December 31, 2025, the Company had working capital of approximately $1,875,000 and stockholders’ equity of approximately $6,427,000. For the year ended December 31, 2025, the Company reported a loss from operations of approximately $9,013,000. The Company also reported other expense, which includes interest expense of approximately $1,043,000, offset by a gain on sale of approximately $3,183,000 and resulted in a net loss of $6,987,756.

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

The reconciliation of cash and restricted cash reported within the applicable balance sheet accounts that sum to the total of cash and restricted cash presented in the statement of cash flows is as follows:

	December 31, 2025	December 31, 2024
Cash	$1,315,634	$372,695
Restricted cash	1,415,725	1,424,999
Total cash and restricted cash	$2,731,359	$1,797,694

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

As of December 31, 2025, and 2024 respectively, the Company’s balance sheet includes certain financial instruments, including cash, accounts payable, and short and long-term debt. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amounts of long-term debt approximate their fair value as the variable interest rates are based on a market index.

Warrant Liabilities: The Company’s warrant liabilities (see Note 9, Warrant Liabilities) represent liability-classified derivative financial instruments recorded at fair value on a recurring basis. The fair value of the Warrant Liabilities includes significant inputs unobservable in the market and thus are considered Level 3. The Company measures fair value of its material warrant liabilities at issuance, and subsequently at each balance sheet date, using a binomial option pricing model. As of December 31, 2025, and December 31, 2024, the Company did not have any material Warrant Liabilities.

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

The following table reconciles fair value of earn-out liabilities for the years ending December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
Beginning balance – January 1	$-	$159,867

Period adjustments:
Fair value and estimate changes*	-	47,761
Earn-out payable in common shares	-	(17,628)
Earn-out transferred to loans payable, related parties	-	(190,000)

Ending balance	$-	$-

*	Recorded as change in estimated acquisition earn-out payables on the consolidated statements of operations.

Deferred Financing Costs

The Company has recorded deferred financing costs because of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of December 31, 2025, and 2024, unamortized deferred financing costs were $133,909 and $233,900, respectively and are netted against the related debt.

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

The adoption of ASC Topic 326, Financial Instruments—Credit Losses, did not have a material impact on the Company’s consolidated financial statements. The Company evaluates trade receivables for expected credit losses by considering all available relevant information, including customers’ financial condition, credit standing, historical collection experience, and current and reasonable and supportable forecasts of economic conditions. Based on this evaluation, no allowance for expected credit losses was recorded as of December 31, 2025 or December 31, 2024.

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

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Year ended	Medical	Life	Property and Casualty	Total

December 31, 2025	$9,118,009	$114,720	$3,198,230	$12,430,959
December 31, 2024	$10,436,750	$171,949	$3,445,662	$14,054,361

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

The Company is the lessee in a contract when the Company obtains the right to use an asset. We currently lease real estate and office space under non-cancelable operating lease agreements. When applicable, consideration in a contract is allocated between lease and non-lease components. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, the Company uses an estimate of its incremental borrowing rate. The Company did not have any contracts accounted for as finance leases as of December 31, 2025, or 2024. Operating leases are included in the line items right-of-use assets, current portion of leases payable, and leases payable, less current portion in the consolidated balance sheets. Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statement of operations. The Company determines a lease’s term by agreement with lessor and includes lease extension options and variable lease payments when option and/or variable payments are reasonably certain of being exercised or paid.

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

Digital Assets

During the year ended December 31, 2025, the Board of Directors approved the adoption of a digital asset treasury strategy and a digital asset treasury policy. Under this strategy and policy, the Company may allocate a portion of its treasury funds to acquire cryptocurrencies, including leading digital assets such as Bitcoin, Ethereum and Solana, and may evaluate opportunities to tokenize insurance-linked assets. In connection with the policy, the Board approved the formation of a Crypto Advisory Board (the “CAB”) to manage, oversee and advise management and the Board on the ongoing development of the Company’s digital-asset treasury strategy and related initiatives.

The Company accounts and presents its digital assets in accordance with ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60), with initial measurement at cost plus transaction fees directly attributable to each acquisition, and the Company continues to track cost basis using the specific-identification method. At each reporting date, the Company remeasures its digital assets at fair value, determined under ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for its digital assets (Level 1 inputs), with changes recognized in unrealized gains (losses) on digital assets, net, in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands reportable segment disclosures by requiring disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss as well as an amount and description of other segment items. ASU 2023-07 also requires interim disclosures of a reportable segment’s profit or loss and assets, disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update are required to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note 17 – Segment Reporting for further information.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles — Goodwill and Other — Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The ASU requires entities to measure certain digital assets at fair value each reporting period, with changes in fair value recognized in net income, and to provide specific quantitative and qualitative disclosures regarding such holdings. The Company adopted ASU 2023-08 effective July 1, 2025, using the modified retrospective transition method. Since the Company did not hold any digital assets prior to adoption, there were no cumulative-effect adjustments to retained earnings and no retrospective impacts.

In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which clarifies the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation. The ASU clarifies how to determine whether profits interest and similar awards are within the scope of ASC 718 and applies to all reporting entities that account for such awards as compensation to employees or non-employees. In addition to adding illustrative guidance, the ASU modifies the language in paragraph 718-10-15-3 to improve clarity and operability. The amendments do not change the intent of the existing guidance. The amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2024-01 on January 1, 2025. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures by standardizing categories within the rate reconciliation and requiring additional disaggregation of income taxes paid and other income tax information. The guidance is effective for the Company for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on January 1, 2025 and elected to apply the guidance retrospectively to all periods presented. Accordingly, prior period disclosures have been conformed to the current year presentation. Because the amendments impact disclosures only, the adoption did not have an effect on the Company’s consolidated financial position, results of operations, cash flows, or shareholders’ equity.

NOTE 3. STRATEGIC INVESTMENTS AND BUSINESS COMBINATIONS

To date, we have acquired the following insurance agencies (see table below). As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

Acquired	Reliance 100% Controlled Entity	Date	Location	Line of Business

U.S. Benefits Alliance, LLC (USBA)*	US Benefits Alliance, LLC	October 24, 2018	Michigan	Health Insurance

Employee Benefit Solutions, LLC (EBS)*	Employee Benefits Solutions, LLC	October 24, 2018	Michigan	Health Insurance

Commercial Solutions of Insurance Agency, LLC (CCS or Commercial Solutions)	Commercial Coverage Solutions LLC	December 1, 2018	New York	P&C – Trucking Industry

Southwestern Montana Insurance Center, Inc. (Southwestern Montana or Montana or SWMT)	Southwestern Montana Insurance Center, LLC	April 1, 2019	Montana	Group Health Insurance

Fortman Insurance Agency, LLC (Fortman or Fortman Insurance or FIS)*	Fortman Insurance Solutions, LLC	May 1, 2019	Ohio	P&C and Health Insurance

Altruis Benefits Consultants, Inc. (Altruis or ABC)	Altruis Benefits Corporation	September 1, 2019	Michigan	Health Insurance

UIS Agency, LLC (UIS)	UIS Agency, LLC	August 17, 2020	New York	P&C – Trucking Industry

J.P. Kush and Associates, Inc. (Kush)	Kush Benefit Solutions, LLC	May 1, 2021	Michigan	Health Insurance

Barra & Associates, LLC (Barra)	RELI Exchange, LLC	April 26, 2022	Illinois	P&C and Health Insurance

*This agency was sold by the Company during fiscal year ended December 31, 2025.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2025	December 31, 2024
Computer equipment	$99,976	$123,886
Office equipment and furniture	45,945	47,653
Leasehold Improvements	52,901	131,098
Property and equipment	198,822	302,637
Less: Accumulated depreciation	(121,626)	(168,729)
Property and equipment, net	$77,196	$133,908

Depreciation expense associated with property and equipment, is included within depreciation and amortization in the Company’s consolidated statements of operations and is $31,297 and $30,348 for the years ended December 31, 2025, and 2024, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill: In accordance with ASC 350-20-35-45, all the Company’s goodwill is assigned to a single operating and reporting unit. All acquisitions made by the Company are in one general insurance agency industry and operate in a very similar economic and regulatory environment. The Company’s operations team leadership reports directly to the Chief Executive Officer (“CEO”) on a quarterly basis. Additionally, the CEO who is responsible for the strategic direction of the Company reviews the operations of the insurance agency business collectively, as one segment.

During the year ended December 31, 2025, as further discussed in Note 16 the Company sold the assets of Fortman Insurance Services, Employee Benefits Solutions, LLC, and US Benefits Alliance, LLC. The following table rolls forward the Company’s goodwill balance for the periods ended December 31, 2025, and 2024 showing the effects from the sales on the balance of goodwill.

Goodwill
December 31, 2023, and December 31, 2024	$6,693,099
Goodwill related to the Fortman Sale	(1,131,456)
Goodwill related to the EBS Sale	(775,088)
December 31, 2025	$4,786,555

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

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2025:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	0.3	$1,479,027	$(1,427,398)	$51,629
Internally developed software	1.3	1,760,605	(1,305,944)	454,661
Customer relationships	4.2	5,384,560	(2,557,337)	2,827,223
Non-competition agreements	0.3	2,661,150	(2,606,683)	54,467
Total		$11,285,342	$(7,897,362)	$3,387,980

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2024:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	1.8	$1,808,087	$(1,586,651)	$221,436
Internally developed software	2.3	1,733,817	(948,706)	785,111
Customer relationships	5.8	7,372,290	(3,180,376)	4,191,914
Purchased software	2.0	565,704	(563,470)	2,234
Non-competition agreements	1.3	3,504,810	(3,281,608)	223,202
Total		$14,984,708	$(9,560,811)	$5,423,897

Amortization expense is $1,300,549 and $1,755,721 for the years ended December 31, 2025, and 2024, respectively.

The following table reflects expected amortization expense as of December 31, 2025, for each of the following five years and thereafter:

Years ending December 31,	Amortization Expense
2026	$960,985
2027	627,251
2028	545,853
2029	466,520
2030	376,196
Thereafter	411,175
Total	$3,387,980

NOTE 6. DIGITAL ASSETS

The Company did not own or trade digital assets during the year ended December 31, 2024. The following tables summarize and rollforward the Company’s digital asset holdings as of and for the annual period ended December 31, 2025:

Digital Asset	Holdings	Cost Basis	Fair Value	Hierarchy

ZEC	213.140310	$117,811	$108,913	Level 1

Digital Assets Rollforward
January 1, 2024, and 2025	$-
Purchases	332,671
Sales	(206,302)
Net unrealized gain / (loss)	(17,455)
December 31, 2025	$108,913

Realized gain/loss: Realized net gains and losses recognized in earnings, representing the difference between sale proceeds and fair-value carrying amounts at time of disposition, was approximately $42,049, and $0 presented in the realized and unrealized gains (losses) on digital assets, net account in the consolidated statements of operations for the years ended December 31, 2025, and 2024 respectively. The aggregate net realized and unrealized gains (losses) on digital assets, recognized in this account for these years respectively, was $59,505 and $0.

Cost basis gain/loss: Sales of digital assets during the year ended December 31, 2025, consisted primarily of sales executed through digital asset exchanges in the ordinary course of treasury management activities with aggregated proceeds of approximately $164,471 and cost basis of approximately $214,940, resulting in an approximate net loss of $50,469. The difference between cost-basis gains/losses and realized gain/loss recognized in earnings reflects unrealized gains/losses previously recognized in prior periods as a result of fair-value remeasurement.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Significant components of accounts payable and accrued liabilities were as follows:

	December 31, 2025	December 31, 2024

Accounts payable	$496,649	$936,952
Accrued expenses	49,810	83,983
Accrued credit card payables	79,616	120,119
Other accrued liabilities	27,218	45,914
Total	$653,293	$1,186,968

NOTE 8. LONG-TERM DEBT

The composition of the long-term debt follows:

	December 31, 2025	December 31, 2024

Oak Street Funding LLC Term Loan for the acquisition of EBS and USBA, variable interest of Prime Rate plus 2.5%, maturing August of 2028, net of deferred financing costs of $0 and $7,950 as of December 31, 2025, and 2024, respectively	$-	$305,996
Oak Street Funding LLC Senior Secured Amortizing Credit Facility for the acquisition of CCS, variable interest of Prime Rate plus 1.5%, maturing December 2028, net of deferred financing costs of $0 and $9,974 as of December 31, 2025, and 2024, respectively	-	507,307
Oak Street Funding LLC Term Loan for the acquisition of SWMT, variable interest of Prime Rate plus 2.0%, maturing April 2029 net of deferred financing costs of $0 and $6,260 as of December 31, 2025 and 2024, respectively	-	593,527
Oak Street Funding LLC Term Loan for the acquisition of FIS, variable interest of Prime Rate plus 2.0%, maturing May 2029, net of deferred financing costs of $0 and $25,209 as of December 31, 2025 and 2024, respectively	-	1,505,894
Oak Street Funding LLC Term Loan for the acquisition of ABC, variable interest of Prime Rate plus 2.0%, maturing September 2029, net of deferred financing costs of $0 and $29,169 as of December 31, 2025 and 2024, respectively	-	2,514,031
Oak Street Funding LLC Term Loan, variable interest of Prime Rate plus 2.5%, maturing May 2032, for the acquisition of Barra, net of deferred financing costs of $0 and $155,337 as of December 31, 2025 and December 31, 2024, respectively	5,101,266	5,633,564
	5,101,266	11,060,319
Less: current portion	(1,038,294)	(1,591,919)
Long-term debt	$4,062,972	$9,468,400

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

During fiscal year ended, December 31, 2025, and in January 2026, the Company pre-paid $4,997,292 and $465,335, respectively, totaling $5,462,627 on its long-term Oak Street debt pursuant to proceeds received from certain agency sales as described further in Note 16. No pre-payment penalties were assessed.

Aggregated cumulative maturities of long-term obligations (including the Term Loan and the Facility), excluding deferred financing costs, as of December 31, 2025 are:

Fiscal year ending December 31,	Maturities of Long-Term Debt
2026	$1,038,294
2027	624,240
2028	684,412
2029	752,386
2030	826,062
Thereafter	1,309,783
Total	5,235,177
Less debt issuance costs	(133,911)
Total	$5,101,266

Short-Term Financings

The Company has short-term notes payable for financed items such as insurance premiums. Total financed for the year ended December 31, 2025 and 2024 respectively was approximately $158,000 and $160,000. These are normally paid in equal installments over a period of twelve months or less and carry interest rates ranging between 11% and 12% per annum. As of December 31, 2025 and 2024, approximately $59,000 remains outstanding on short-term financings for each year.

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

For the years ended December 31, 2025 and 2024, net fair value gains recognized for the Series B Warrants were $0 and $156,000 respectively, presented in the recognition and change in fair value of warrant liabilities account in the consolidated statements of operations. The were no Series B Warrants outstanding and no material Series B Warrant liability outstanding as of December 31, 2025 and 2024.

NOTE 10. SIGNIFICANT CUSTOMERS

Carriers representing 10% or more of total revenue are presented in the table below:

Insurance Carrier	December 31, 2025	December 31, 2024
Priority Health	33%	32%
BlueCross BlueShield	19%	18%

No other single insurance carrier accounted for more than 10% of the Company’s commission revenues. The loss of any significant customer could have a material adverse effect on the Company.

NOTE 11. EQUITY

Preferred Stock

The Company is authorized to issue 750,000,000 shares of $0.086 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. As of December 31, 2025 and 2024 there are no preferred shares issued and/or outstanding.

Common Stock

The Company was authorized to issue 2,000,000,000 shares of common stock, $0.086 par value as of December 31, 2025. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

During the year ended December 31, 2025 the Company issued from its common stock, 2,012,287 shares through its ATM Program-2025, 2,861,262 for equity-based compensation, 724,079 shares in lieu of services, 1,488,096 shares in a private placement, 1,151,190 shares through an Equity Line of Credit, and 157,000 shares as a prepayment towards an acquisition.

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

As of December 31, 2025 and December 31, 2024, there were 10,644,124 and 2,250,210 shares of Common Stock outstanding, respectively.

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

As of December 31, 2025, and 2024 there were no Series E, F, G, or Abeyance shares outstanding.

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

The Company determined pursuant to the terms of the Series J Warrants, Series J PF Warrants, and Series J PAW’s that they are equity instruments in nature, also because they permit the holder to obtain a fixed number of shares for a fixed monetary amount. The net proceeds were recorded to additional paid in capital on the condensed consolidated balance sheet as of December 31, 2025.

As of December 31, 2025, pursuant to the exercise of all Series J-PF Warrants, the Company issued to the SPA Purchaser, 1,488,096 shares of Common Stock; the exercise price was pre-paid as part of the SPA-2025 closing. None of the Series J Warrants or Series J PAW Warrants have been exercised, and they remain outstanding as of December 31, 2025.

At Market Programs (the “ATM”)

On August 13, 2025, the Company entered into an At-the-Market (“ATM-2025”) Sales Agreement (the “ATM Agreement-2025”) with H.C. Wainwright & Co., LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time through the Sales Agent, shares of its common stock having an aggregate offering price of up to $2,026,453 (the “ATM Program-2025”). Any shares offered and sold under the ATM Program-2025 are issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-275190), declared effective by the Securities and Exchange Commission (“SEC”) on November 7, 2023, together with the related base prospectus and prospectus supplement filed in connection with the ATM Program-2025. On September 18, 2025, December 15, 2025 and February 6, 2026 the Company filed Amendments No. 1, 2 and 3 to the prospectus supplement to update and refresh the amount of common stock then available for sale under the ATM Program-2025 to $248,138, $508,000 and $1,764,443, respectively consistent with the limitations imposed by General Instruction I.B.6 of Form S-3. Sales of common stock, if any, are made in ordinary broker transactions that are deemed to be “at-the-market” offerings under Rule 415 of the Securities Act of 1933, as amended. The Sales Agent is entitled to a commission of 3% of the gross proceeds from each sale and to reimbursement of certain expenses. The ATM Agreement-2025 may be terminated by either party upon notice in accordance with its terms. The Company intends to use any net proceeds from sales under the ATM Program-2025 for general corporate purposes. Offering-related costs are recorded as a reduction of additional paid-in capital in the Consolidated Statements of Stockholders’ Equity.

During the year ended December 31, 2025, the Company sold 2,012,287 shares of Common Stock under the ATM Program-2025, for net proceeds of $2,216,966. As of December 31, 2025, approximately $488,632 of Common Stock remained available for issuance under the ATM Program-2025.

Subsequent to December 31, 2025, the Company sold an additional 89,629 shares of Common Stock under the ATM Program-2025 for net proceeds of approximately $47,829, and pursuant to Amendment No. 3 to the prospectus supplement, approximately $1,764,443 of Common Stock remained available for issuance thereafter.

On February 15, 2024, the Company entered into the “ATM Agreement-2024” with the Agent, pursuant to which the Company may offer and sell, from time to time through the Agent, shares of its common stock having an aggregate maximum offering price as determined by the then in effect prospectus supplement to the base prospectus included in the registration statement (the “ATM Capacity-2024”). Any shares offered and sold in the ATM offering will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-275190), which was declared effective by the SEC on November 7, 2023, and related prospectus supplements and accompanying base prospectus relating to the ATM offering. Under the Agreement, the Agent may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offering of shares pursuant to the ATM Agreement-2024 will terminate upon the earlier of (i) the sale of all of the shares subject to the ATM Program-2024, or (ii) the termination of the ATM Program-2024 by the Agent or the Company, as permitted therein. The Company agreed to pay to the Agent in cash, upon each sale of shares pursuant to the ATM Program-2024, an amount equal to 3.5% of the gross proceeds from each such sale. The Company agreed to reimburse the Agent for certain specified expenses in connection with entering into the ATM Program-2024.

During the year ended December 31, 2025, the Company sold and issued 0 shares of common stock under the ATM Program-2024. During the year ended December 31, 2024, the Company sold and issued 1,139,501 shares of common stock under the ATM Agreement, at an average price of $3.66, receiving proceeds, net of agent commissions, legal and other fees, of $3,713,139.

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

Pursuant to the ELOC, as of December 31, 2025, the Company issued 1,098,004 shares of Common Stock for net proceeds of $859,607 after a one-time $10,000 documentation fee and other expenses, which resulted in net remaining capacity on the ELOC of $9,130,393.

On November 5, 2025, the Company entered into Amendment No. 1 to the Common Stock Purchase Agreement with White Lion Capital, LLC. The Amendment introduces a Fixed Purchase Notice mechanism with pricing at 90% of the lowest traded price during a five-minute pre-notice period, a 5% ADTV per-notice cap (unless waived), and next-business-day cash closing upon DWAC share delivery.

Dividends

On September 26, 2025, the Board of Directors declared a one-time cash dividend of $0.03 per share on the Company’s outstanding common stock, payable to shareholders of record as of the close of business on October 30, 2025 (the “Record Date”) and as of that date the Company recorded a total of approximately $388,380 to dividends payable, a current liability in the consolidated balance sheets, with a corresponding charge to additional paid in capital. This amount was inclusive of approximately $92,000 payable to the Companies warrant holders that were entitled to receive dividends for their underlying outstanding warrant shares. The dividend was paid on December 2, 2025.

Equity Incentive Plans

Since 2019, the Company has adopted, the Reliance Global Group, Inc. 2019 Equity Incentive Plan, 2023 Equity Incentive Plan, 2024 Equity Incentive Plan, 2024 Omnibus Incentive Plan and the 2025 Equity Incentive Plan (collectively, the “Plans”). The purpose of the Plans is to provide a means through which the Company and its subsidiaries may attract and retain key personnel, and to provide a means whereby directors, officer, employees, consultants, and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, thereby strengthening their commitment to the welfare of the Company and its subsidiaries and aligning their interests with those of the Company’s stockholders. The Plans provide for various stock-based incentive awards, including incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards. The Plans each respectively terminate 10 years after each becoming effective, unless terminated earlier by the Board of Directors. A total of 3,167,451 shares of Common Stock were reserved for issuance under the Plans, and as of December 31, 2025 there remain 118,503 shares available for issuance.

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

The following is a summary of the stock options granted, forfeited or expired, and exercised under the Plans for the years ended December 31, 2025 and 2024 respectively:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	17	$3,497	0.59	$-
Granted	-	-	-	-
Forfeited or expired	(17)	$3,952	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2025	-	$-	-	-

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	645	$3,952	1.61	$-
Granted	-	-	-	-
Forfeited or expired	(628)	3,964	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2024	17	$3,497	0.59	-

The following is a summary of the Company’s non-vested stock options as of December 31, 2025 and 2024 respectively:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2024	-	$-	-
Granted	-	-	-
Vested	-	-	-
Forfeited or expired	-	-	-
Non-vested at December 31, 2025	-	$-	-

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2023	1	$3,496	0.59
Granted	-	-	-
Vested	(1)	3,496	0.59
Forfeited or expired	-	-	-
Non-vested at December 31, 2024	-	$-	-

For the years ended December 31, 2025 and 2024, the Board did not approve any options to be issued pursuant to the Plans.

During the years ended December 31, 2025 and 2024, no employee terminations occurred resulting in option forfeitures of $0.

As of December 31, 2025, there were no options outstanding. As of December 31, 2024, the Company determined that the options granted and outstanding had a total fair value of $2,421,960. The options were amortized through February 2024. During the year ended December 31, 2024, the Company recognized $1,542 of compensation expense relating to the stock options granted to employees, directors, and consultants. As of December 31, 2024, unrecognized compensation expense totaled $0.

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on December 31, 2024. The market value as of December 31, 2024 was $2.58 based on the closing bid price for December 31, 2024.

For the year ended December 31, 2024, the Company estimated the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require the Company to make predictive assumptions regarding future stock price volatility, recipient exercise behavior, and dividend yield. The Company estimated the future stock price volatility using the historical volatility over the expected term of the option. The expected term of the options was computed by taking the mid-point between the vesting date and expiration date. The following assumptions were used in the Black-Scholes option-pricing model, not accounting for the reverse splits:

Year Ended December 31, 2024
Exercise price	$0.16 - $0.26
Expected term	3.25 to 3.75 years
Risk-free interest rate	0.38% - 2.43%
Estimated volatility	293.07% - 517.13%
Expected dividend	-

Stock Awards

Pursuant to an agreement in April 2022, further amended in October 2022 between the Company and an executive, the executive was granted 436 restricted shares of the Company’s common stock which vest quarterly over a three-year period. The shares granted were valued at $180,546 at the date of the grant. For the years ended December 31, 2025, and 2024 respectively, 80 and 157 shares have been issued under the agreement, and compensation expense was $21,734 and $68,798, presented in the salaries and wages account in the consolidated statements of operations.

Pursuant to a grant award agreement effective December 28, 2022 between the Company and an executive, the executive was granted an annual award of 157 shares of the Company’s common stock to vest monthly each year throughout the duration of employment. The grant value for the years ended December 2025 and 2024 respectively was $0 and $1,424 and recorded as compensation expense, presented in the salaries and wages account in the consolidated statements of operations. For the years ended December 31, 2025, and 2024 respectively, 14 and 157 shares have been issued under the agreement.

Pursuant to an equity-based commission compensation program at one of the Company’s subsidiaries which provides down-line agents the ability to earn and receive restricted stock awards upon completion of agreed upon service requirements, the Company grants annual restricted stock awards which have vesting or other restrictions of up to twelve months. For the years ended December 31, 2025 and 2024 respectively, 151,236 and 3,375 shares were issued under the program, and commission equity award expense was $218,840 and $233,970, presented in the commission expense account in the consolidated statements of operations.

Further, during the years ended December 31, 2025, and 2024, certain directors, executives and employees were granted equity awards which vested either immediately or prior to year end. Respectively for each year, 2,692,668 and 60,294 shares were awarded and issued, valued at $4,544,673 and $227,550, presented in the salaries and wages (for executives and employees) and general and administrative (for directors) accounts in the consolidated statements of operations.

Pursuant to the April 2025 second amendment to an employment agreement between the Company and an executive, the executive was awarded 40,000 shares of the Company’s Common Stock annually over the four-year employment term, where each annual tranche vests equally at 10,000 shares each quarter, pro-rated for any partial periods. The total fair value of this award for all periods combined is $248,000. For the year ended December 31, 2025, 27,253 shares vested respectively, and 17,253 shares have been issued. Unrecognized compensation cost for this award as of September 30, 2025, was, $205,758, which will be recognized as described herein, through June 2029.

Total equity-based compensation for the years ended December 31, 2025 and 2024 was approximately $4,827,489 and $533,631, respectively.

NOTE 12. EARNINGS LOSS PER SHARE

Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding.

The following calculates basic and diluted EPS:

	For the Years Ended December 31,
	2025	2024
Net loss	$(6,987,756)	$(9,071,584)
Deemed dividend	-	-
Net loss, numerator, basic	(6,987,756)	(9,071,584)
Net loss, numerator, diluted	$(6,987,756)	$(9,071,584)

Weighted average common shares, basic	5,451,940	1,007,020
Effect of weighted average vested stock awards	-	-
Diluted weighted average shares outstanding	5,451,940	1,007,020
Basic loss per common share:	$(1.28)	$(9.01)
Diluted loss per common share:	$(1.28)	$(9.01)

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	For the years ended December 31,
	2025	2024
Shares subject to outstanding common stock options	-	16
Shares subject to outstanding Series A warrants	6,647	6,647
Shares subject to outstanding PAW	959	959
Shares subject to outstanding PA Warrants	3,096	3,096
Shares subject to unvested stock awards	132,747	52
Shares subject to Outstanding Series J Warrants	2,976,192	-
Shares subject to Outstanding Series J PAW’s	104,167	-

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

In accordance with ASU 2016-02, right-of-use assets are amortized over the life of the underlying leases. Lease expense for the years ended December 31, 2025 and 2024 was $405,622 and $418,458, respectively. As of December 31, 2025 and 2024, the weighted average remaining lease term and weighted average discount rates for the operating leases were 3.30 years and 8.82% and 4.95 years and 8.76% respectively.

For the years ended December 31, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities was $401,504 and $409,712, respectively.

As of December 31, 2025, the Company recognized operating lease right-of-use assets of $897,610 and operating lease liabilities of $937,681, consisting of a current portion of $276,470 and a long-term portion of $661,211. At December 31, 2024, operating lease right-of-use assets totaled $1,052,926, with related lease liabilities of $1,091,350, of which $244,057 was current and $847,293 was long-term.

Future minimum lease payment under these operating leases consisted of the following:

Year ending December 31,	Operating Lease Obligations
2026	$344,375
2027	315,229
2028	283,583
2029	107,395
2030	26,352
Total undiscounted operating lease payments	1,076,934
Less: Imputed interest	(139,253)
Present value of operating lease liabilities	$937,681

NOTE 14. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of December 31, 2025 and 2024. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time may be subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Spetner Associates, Inc. Transaction and Termination

On May 14, 2024, as amended and restated on September 6, 2024, and further amended on October 29, 2024 and February 20, 2025 (collectively, the “Stock Exchange Agreement”), the Company entered into an agreement to acquire 80% of the issued and outstanding common stock of Spetner Associates, Inc. (“Spetner”), a technology-enabled benefits enrollment company, for aggregate consideration of $16,050,000. The purchase price was to be paid in a combination of $6,500,000 in cash, shares of the Company’s common stock equal to 9.9% beneficial ownership at the time of issuance, and promissory notes for the remaining balance. The agreement also provided the Company with an option to acquire the remaining 20% interest based on a multiple of 10 times EBITDA.

In connection with the contemplated acquisition, the Company issued 140,064 shares and 157,000 shares of its common stock on October 29, 2024 and February 20, 2025, respectively, representing non-refundable deposits and prepayments totaling approximately $568,856 toward the initial purchase price. These amounts were initially recorded as prepaid expenses and other current assets.

On July 22, 2025, the Company received and accepted written notice of termination of the Stock Exchange Agreement. As a result of the termination, the Company does not expect to recover the shares previously issued as prepayments. Accordingly, the Company recognized an expense of approximately $568,856 within general and administrative expenses during the year ended December 31, 2025. No acquisition of Spetner was consummated, and the Company has no ongoing material obligations related to the terminated agreement.

NOTE 15. INCOME TAXES

The Company recorded no income tax expense or benefit for the years ended December 31, 2025 and 2024 due primarily to the recognition of a full valuation allowance against its deferred tax assets, resulting from cumulative historical losses and uncertainty regarding the timing of future taxable income.

The difference between the actual income tax rate versus the tax computed at the Federal Statutory rate follows:

	December 31, 2025		December 31, 2024
	Amount	%	Amount	%
U.S. Federal statutory tax rate	$(1,426,464)	21.0%	$(1,905,032)	21.0%
State and local income tax, net of federal income tax effect
Michigan	(168,926)	2.5%	(208,514)	2.3%
All other states (combined)	(43,894)	0.6%	(262,274)	2.9%
Effects of changes in tax laws or rates enacted in the current period	(4,040)	0.1%	(98,944)	1.1%
Nontaxable or nondeductible items	5,502	-0.1%	(29,191)	0.3%
Other adjustments
Goodwill impairment reclassification	(1,951,752)	28.7%	-	0.0%
Return to provision	0	0.0%	(133,037)	1.5%
Changes in valuation allowances	3,589,574	-52.8%	2,636,992	-29.1%
Effective income tax rate	$-	0%	$-	0%

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized benefits as a component income tax expense (benefit). The Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of December 31, 2025 and 2024.

Deferred income tax assets and (liabilities) consist of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets (liabilities)
Net operating loss carryforward	$14,477,942	$12,890,271
Equity-based compensation	1,868,386	1,592,338
Goodwill	1,263,351	(599,864)
Intangibles	831,258	990,718
Fixed assets	(163,644)	(169,130)
Right of use assets	(230,697)	(269,722)
Lease liabilities	240,993	279,565
Other	23,444	7,282
Total deferred tax assets	18,311,033	14,721,458
Valuation allowance	(18,311,033)	(14,721,458)
Net deferred tax assets	$-	$-

The Company has approximately $1.3 million of Federal Net Operating Loss Carry forwards, of which $1.3 million will begin to expire beginning 2031 and $55.9 million will not expire but are limited to use of 80% of current year taxable income.

The Company has approximately $47.4 million of state net operation loss carry forward to offset future taxable income in the states in which it currently operates. These carryforwards start expiring in 2029.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred, but we have not analyzed it at this time as the deferred tax asset is fully reserved.

During the year ended December 31, 2025 and 2024, the valuation allowance increased $3,589,574 and $2,636,992, respectively.

The tax periods ending December 31, 2023, 2024, and 2025 are open for examination.

NOTE 16. RELATED PARTY TRANSACTIONS

Software Purchase: The Company incurred a liability of $200,000 to an employee for software purchased in July 2019. The payable was issued with a $27,673 discount, utilizing a 7.5% discount rate. There are monthly payment terms of $4,167 through June 2024, the date of final settlement. The balance is carried at present value on the consolidated balance sheets. The Company classifies amounts planned to be settled within twelve months from the balance sheet date to current liabilities. Accordingly, the Company presents current balances of $0 in the current portion of loans payables, related parties account in the consolidated balance sheets as of December 31, 2025, and December 31, 2024, respectively. Non-current amounts are classified to the loans payable, related parties, less current portion account in the consolidated balance sheets and amounted to $0 as of December 31, 2025, and December 31, 2024, respectively. Amortization expense to bring the payable to present value for the year ended December 31, 2025, and December 31, 2024, respectively, was $0, and $3,458, and is classified to the interest expense, related parties account in the consolidated statements of operations.

Americana Credit Agreement and Revolving Note: On March 5, 2025, and as amended on June 24, 2025, the Company and YES Americana Group, LLC (“Americana”) entered into a Revolving Credit Facility Agreement (the “Credit Agreement”) pursuant to which Americana agreed to extend a revolving credit facility of up to $2,000,000 to the Company (the “Facility”), to provide additional working capital for the Company to cover incremental M&A acquisition related costs, as well as for general working capital uses. Subject to the terms and conditions of the Credit Agreement and the other transaction documents, and in reliance upon the representations and warranties set forth therein, Americana agreed to make loans to the Company from time to time, pursuant to the terms of the Credit Agreement, until, but not including, the Maturity Date (as hereinafter defined), provided, however, that the aggregate principal balance of all loans outstanding at any time under the Credit Agreement will not exceed the Loan Availability, defined in the Credit Agreement as $2,000,000 less any obligations the Credit Agreement and related transaction documents. Loans made by Americana may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again up to, but not including, the Maturity Date, unless the loans are otherwise terminated or extended as provided in the Credit Agreement. The “Maturity Date” means the earlier of (i) 12 months from March 5, 2025; (ii) the date of prepayment of the Revolving Note (as hereinafter defined) by the Company (subject to the terms of the Credit Agreement) and the termination of the Credit Agreement as of such date; or (iii) the date of the occurrence of an Event of Default (as defined in the Credit Agreement) and acceleration of the Revolving Note pursuant to the Credit Agreement. Subject to the terms and conditions of the Credit Agreement, any request for a loan under the Credit Agreement may be made from time to time and in such amounts as the Company may choose. Loans under the Credit Agreement bear interest at the rate of 0.1% per annum. No principal or interest payments are due as to any loan under the Credit Agreement prior to the Maturity Date, and there are no prepayment penalties. Pursuant to the terms of the Credit Agreement, the Company executed an unsecured revolving promissory note (the “Revolving Note”) to evidence the loans under the Credit Agreement, in favor of Americana in the principal amount of, the greater of: (i) $1,075,064 and (ii) the aggregate principal amount of all Loans outstanding under and pursuant to the Credit Agreement. As of December 31, 2025, the outstanding balance on the Facility was $286,536 presented in the current portion of loans payables, related parties account on the condensed consolidated balance sheets. Related interest expense for the period ended December 31, 2025, is recognized in the interest expense related parties account on the consolidated statements of operations.

Deferred Purchase Price Liability: Pursuant to the first amendment to the April 26, 2022 asset purchase agreement between the Company and Barra & Associates, LLC, a related party entity beneficially owned by a senior vice president of the Company, the Company agreed to pay a deferred purchase price (the “DPP”) of $1,375,000 by January 31, 2023, and all amounts unpaid thereafter will accrue interest at a rate of 1.5% per month until paid. The DPP was fully repaid during the fiscal year ended December 31, 2025. The Company classifies amounts planned to be settled within twelve months from the balance sheet date to current liabilities. Accordingly, the Company reclassified and presents current balances of $0 and $241,707 respectively, in the current portion of loans payables, related parties account in the consolidated balance sheets as of December 31, 2025 and December 31, 2024. Non-current amounts are classified to the loans payable, related parties, less current portion account in the consolidated balance sheets and amounted to $0 and $2,922 as of December 31, 2025, and December 31, 2024 respectively. Interest expense for the year ended December 31, 2025 and December 31, 2024, respectively was $22,215, and $64,069 recorded to interest expense, related parties in the consolidated statements of operations.

Asset Purchase Agreement Liability: The Company, Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (collectively, the “Parties”) entered into a purchase agreement on or around May 1, 2019 (the “Purchase Agreement”), whereby the Company purchased the business and certain assets noted within the Purchase Agreement, as well as that certain second amendment to the Purchase Agreement on or around May 18, 2023 (the “Second Amendment”). On January 11, 2024, the Parties entered into that certain third amendment to the Purchase Agreement (the “Third Amendment”), pursuant to which the Parties agreed to a total remaining earn-out balance of $423,107 owed to both Jonathan Fortman and Zachary Fortman, each under the Purchase Agreement, both employees and related parties to the Company, for a combined total earn-out amount owed of $846,214 (the “Remaining Balances”). In satisfaction of such Remaining Balances, the Company agreed to pay $11,000 on the first business day of each month to both Jonathan Fortman and Zachary Fortman each until the Remaining Balances are paid in full. In addition, the Parties agreed under the Third Amendment that the Remaining Balances shall accrue interest at the rate of 10% per annum until the Remaining Balances are paid in full, with an effective date of January 2, 2024, for purposes of the commencement of interest accrual. Since the Remaining Balances were final and no longer subject to contingencies, as of December 31, 2023 and the period then ended, they were reclassified from the earn-out liability account to the loan payable, related parties, less current portion account and pursuant to full repayment by the Company of any remaining open balance and accrued interest on the Asset Purchase Agreement Liability during the fiscal year ended December 31, 2025, the open balances were $0 and $425,130 as of December 31, 2025, and December 31, 2024 respectively. The Company re-classifies amounts planned to be settled within twelve months from the balance sheet date to current liabilities. Accordingly, the Company reclassified and presents current balances of $0 and $208,358 respectively, in the current portion of loans payables, related parties account in the consolidated balance sheets as of December 31, 2025 and December 31, 2024. Interest expense for the years ended December 31, 2025 and December 31, 2024, respectively was $29,441, and $73,274 recorded to interest expense, related parties in the consolidated statements of operations.

Fortman Transaction: On July 7, 2025, the Company, Fortman Insurance Services, LLC, an Ohio limited liability company and wholly owned subsidiary of the Company (the “Seller”, or “Fortman”), and Fortman Insurance Agency, LLC, an Ohio limited liability company (the “Purchaser”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which the Seller agreed to sell substantially all of the assets of its insurance agency business (the “Fortman Business”) to the Purchaser for aggregate cash consideration of $5,000,000 (the “Fortman Transaction”). The Fortman Transaction closed on July 7, 2025, and was effective as of 12:01 a.m. Eastern Time on July 1, 2025. The sale did not represent a strategic shift in the Company’s business model of operations. The Company recognized a gain on sale in the gain on sale of business account in the condensed consolidated statements of operations for the year ended December 31, 2025, of $3,033,554.

The assets sold pursuant to the Asset Purchase Agreement included the Seller’s book of business, accounts, rights to renewal commissions and entitlements arising from new or renewal insurance business after July 1, 2025 (the “Effective Date”), as well as associated goodwill, leasehold interests, intellectual property (including the Fortman Insurance Services and Fortman Insurance Agency names), and other tangible and intangible assets used in the Fortman Business, and certain liabilities were assumed by the Purchaser. The Fortman Transaction excluded, among other things, Seller’s pre-Effective Date cash and cash equivalents, and other specified excluded assets and liabilities. Proceeds from the sale were utilized to pay down the Company’s long-term debt payable to Oak Street, and its Asset Purchase Agreement Liability.

EBS/USBA Transaction: On December 23, 2025, the Company, Employee Benefits Solutions, LLC and US Benefits Alliance, LLC, each wholly owned subsidiaries of the Company (collectively, the “EBS Seller”), and Employee Benefit Solutions Inc. (the “Purchaser”), entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the EBS Seller agreed to sell to the Purchaser substantially all of the assets used in the EBS Seller’s insurance brokerage and related services business (the “Business”) (the “EBS Transaction”) for aggregate cash consideration of $1,050,000 (the “Purchase Price”). The EBS Transaction closed on November 30, 2025 and was effective as of 11:59 p.m. Eastern Time on November 30, 2025 (the “Effective Date”). The sale did not represent a strategic shift in the Company’s business model or operations. The Company recognized the resulting gain on sale of $149,361 in the gain on sale of business account on the consolidated statements of operations for the year ended December 31, 2025.

The assets sold pursuant to the Purchase Agreement included the EBS Seller’s book of business, accounts, accounts receivable, rights to commissions and entitlements arising from insurance business after the effective date, associated goodwill, and other tangible and intangible assets used in the Business. Certain liabilities related to the Business were assumed by the Purchaser. The EBS Transaction excluded, among other things, pre-effective date cash and cash equivalents and other specified excluded assets and liabilities. Proceeds from the EBS Transaction were used for general corporate purposes, including working capital and debt reduction.

Interim Crypto Purchase Agreement: On September 16, 2025, the Company entered into an Interim Crypto Purchase Agreement (the “Agreement”) with Mr. Moshe Fishman, the Company’s Director of Insurtech and Operations. Under the Agreement, and only as directed in writing by the Company’s Crypto Advisory Board (“CAB”), Mr. Fishman may use his personal cryptocurrency trading accounts on an interim basis to facilitate purchases of digital assets on behalf of the Company while the Company completes the establishment of its institutional cryptocurrency trading account. From the time of purchase, all rights, title and interest in the related digital assets belong exclusively to the Company, and the assets are held in Mr. Fishman’s account solely for the benefit of the Company. All gains, losses, and risks associated with such digital assets transactions accrue entirely to the Company. The Agreement provides that, once the Company’s institutional account is established and upon written instruction from the CAB, Mr. Fishman will promptly transfer to that account all digital assets held for the Company’s benefit. The Company will reimburse Mr. Fishman only for the actual purchase price and any reasonable, documented transaction fees incurred. No compensation or other consideration is payable to Mr. Fishman for services provided under the Agreement. All activities under the Agreement are conducted in accordance with the Company’s Insider Trading Policy and applicable law. The Agreement was approved by the Audit Committee of the Board of Directors, which is comprised entirely of independent, non-employee directors. The Agreement terminates upon the earlier of (i) completion of the transfer of all digital assets to the Company’s institutional account or (ii) October 30, 2025, unless extended with Audit Committee approval. The agreement terminated in accordance with its terms on October 30, 2025.

As of December 31, 2025, no compensation had been paid to Mr. Fishman, and any digital assets purchased pursuant to the Agreement is reflected in the Company’s condensed consolidated balance sheets as digital assets owned by the Company with any related unearned gains or losses reflected in the consolidated statements of operations for the year ended, December 31, 2025. During October 2025, the Company opened its institutional cryptocurrency account and Mr. Fishman transferred all digital assets purchased pursuant to the Agreement to the Company’s account.

NOTE 17. SEGMENT REPORTING

The Company manages its business activities on a consolidated basis and operates as a single operating segment, the Insurance Segment, earning its revenues from insurance commissions. Accounting policies of the Insurance segment are described in Note 2 – Summary of Significant Accounting Policies.

Our CODM (chief operating decision maker) is our Chairman and Chief Executive Officer, Mr. Ezra Beyman. The CODM uses consolidated net income (loss), as reported on our consolidated statements of operations, in evaluating performance of the Insurance Segment and determining how to allocate resources of the Company as a whole, including for investments, stockholder return programs and our acquisition strategy. The CODM does not review assets in evaluating the results of the Insurance Segment, and therefore, such information is not presented. Further, the Company’s investment in digital assets is managed as part of its overall corporate treasury activities and is not evaluated by the CODM as a separate operating segment.

The following table provides the financial results of our Insurance Segment:

	Year Ended December 31,
	2025	2024

Total revenues	$12,430,959	$14,054,361
Less: Significant and other Insurance Segment expenses
Commission expense	4,614,690	4,189,599
Salaries and wages	10,308,197	7,226,810
General and administrative expenses	4,910,823	4,219,635
Marketing and advertising expenses	278,399	357,697
Change in estimated acquisition earn-out payables	-	47,761
Depreciation and amortization	1,331,846	1,786,068
Asset impairments	-	3,922,110
Interest expense	991,081	1,442,808
Interest expense related parties	52,193	140,802
Other income, net	54,898	(51,345)
Recognition and change in fair value of warrant liabilities	-	(156,000)
Gain on sale of business	(3,182,917)
Unrealized and realized (gains) losses on digital assets, net	59,505	-
Insurance segment net loss	$(6,987,756)	$(9,071,584)

NOTE 18. SUBSEQUENT EVENTS

Except as set forth below and as disclosed throughout the notes to these financial statements, there were no subsequent events requiring disclosure herein.

Enquantum Transaction: On January 15, 2026, the Company entered into a secured convertible promissory note with Enquantum Ltd. (“Enquantum”) pursuant to which the Company advanced $166,000. The note bore interest at 1% per annum and was secured by a first-ranking floating charge over substantially all of Enquantum’s present and future assets. On February 5, 2026, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Enquantum pursuant to which the Company agreed, subject to specified milestone criteria and customary closing conditions, to acquire up to 51% of Enquantum’s issued and outstanding share capital on a fully diluted basis for aggregate consideration of $2,125,000, payable in milestone-based tranches. On February 23, 2026, the Company consummated the initial closing under the Share Purchase Agreement and acquired approximately 8% of Enquantum’s issued and outstanding share capital on a fully diluted basis. The initial closing included (i) the conversion of the previously issued $166,000 secured note into Enquantum ordinary shares and (ii) an additional cash investment representing the first milestone tranche. The Share Purchase Agreement provides for additional milestone-based tranche investments designed to increase the Company’s ownership interest to an aggregate of 51% on a fully diluted basis, subject to the satisfaction (or waiver) of specified operational and commercialization milestones and other customary conditions. In connection with the closing, the parties entered into an amendment to the Share Purchase Agreement granting the Company the right, at its discretion, to accelerate the funding of one or more future milestone tranches. The agreement also contemplates a final control top-up to increase the Company’s ownership from 48% to 51% on a fully diluted basis, for which the Company has agreed to issue shares of its common stock with an aggregate value of $125,000, based on the market price at the time of issuance. No such shares have been issued as of the date of these financial statements. As of December 31, 2025, no amounts related to the note, the Share Purchase Agreement, or the initial closing were reflected in the accompanying consolidated financial statements.

Public Offering: On January 29, 2026, the Company closed a public offering of 7,407,408 shares of its common stock (or pre-funded warrants in lieu thereof) together with warrants to purchase up to 14,814,816 shares of common stock, at a combined public offering price of $0.27 per share (or $0.269 per pre-funded warrant). Each share of common stock (or pre-funded warrant) was issued together with two warrants, each exercisable for one share of common stock at an exercise price of $0.27 per share and expiring two years from the initial exercise date. Gross proceeds from the offering were approximately $2.0 million, before deducting placement agent fees and other offering expenses. In connection with the offering, the Company agreed to pay the placement agent a cash fee equal to 7.0% of the gross proceeds, a management fee equal to 1.0% of the gross proceeds, reimbursement of certain expenses, and issued placement agent warrants exercisable for shares equal to 7.0% of the aggregate number of shares of common stock and pre-funded warrants sold in the offering. The placement agent warrants have an exercise price of $0.3375 per share and expire two years from the initial exercise date. The Company intends to use the net proceeds from the offering for working capital, merger and acquisition activities, and general corporate purposes. As the offering was completed subsequent to December 31, 2025, no amounts related to this transaction are reflected in the accompanying consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2026.

Reliance Global Group, Inc.

By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ezra Beyman	Chief Executive Officer and Executive Chairman and Director
Ezra Beyman	(Principal Executive Officer)	March 10, 2026

/s/ Joel Markovits	Chief Financial Officer
Joel Markovits	(Principal Financial and Accounting Officer)	March 10, 2026

/s/ Alex Blumenfrucht	Director
Alex Blumenfrucht		March 10, 2026

/s/ Sheldon Brickman	Director
Sheldon Brickman		March 10, 2026

/s/ Ben Fruchtzweig	Director
Ben Fruchtzweig		March 10, 2026

/s/ Scott Korman	Director
Scott Korman		March 10, 2026

41