Form 10-K/A
period 2025-12-31
Reliance Global Group, Inc.
filed 2026-03-26
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-40020

RELIANCE GLOBAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	46-3390293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Blvd. of the Americas, Suite 105 Lakewood, NJ	08701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 380-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EZRA	The Nasdaq Capital Market
Series A Warrants	EZRAW	Nasdaq Capital Market

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

EXPLANATORY NOTE

On March 10, 2026, Reliance Global Group, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original 2025 10-K”), with the Securities and Exchange Commission (the “SEC”). In the Original 2025 10-K, the Company inadvertently omitted listing its Compensation Recovery Policy, dated November 13, 2023 (the “Clawback Policy”), as an exhibit. This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is an exhibits-only filing being filed to revise the Exhibit Index, contained in Part IV, Item 15, to include a reference to the Clawback Policy as Exhibit 97.1. In addition, the Company has included current-dated Exhibit 31 certifications with this Amendment No. 1.

Amendment No. 1 speaks as of the filing date of the Original 2025 10-K, and does not reflect events that may have occurred subsequent to the filing date of the Original 2025 10-K. Except as described above, no other changes have been made to the Original 2025 10-K, and Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original 2025 10-K. Amendment No. 1 should be read in conjunction with the Original 2025 10-K and the Company’s other filings with the SEC.

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

3.2	Bylaws of Eye on Media Network, Inc. (now, Reliance Global Group, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

3.3	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated February 3, 2021 (incorporated herein by reference to Exhibit 3.9 to Amendment No. 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 5, 2021 (SEC File No. 333-249381)).

3.4	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated December 23, 2021 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2022 (SEC File No. 001-40020)).

3.5	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated February 16, 2023 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2023 (SEC File No. 001-40020)).

3.6	Medigap Healthcare Insurance Agency LLC Formation and Assignment Documents (incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022 (SEC File No. 001-40020)).

3.7	Articles of Amendment to the Articles of Incorporation of Reliance Global Group, Inc. dated November 27, 2023 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2023 (SEC File No. 001-40020)).

3.8	Certificate of Amendment to the registrant’s Amended and Restated Articles of Incorporation, as amended, dated June 26, 2024 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2024 (SEC File No. 001-40020)).

3.9	Amendment No. 1 to Bylaws (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2025).

3.10	Articles of Amendment to Articles of Incorporation, as Amended, effective February 7, 2025 incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2025.

4.1	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

4.2	Form of Series D Warrant (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

4.3	Series G Common Stock Purchase Warrant dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Armistice Capital Master Fund Ltd. (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023).

4.4	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-275190) filed on October 27, 2023).

4.5	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-275190) filed on October 27, 2023).

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 23, 2025).

4.7	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 23, 2025).

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 23, 2025).

4.9	Form of Common Warrant (Incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed with the SEC on January 23, 2026 (File No. 333-292895)).

4.10	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 filed with the SEC on January 23, 2026 (File No. 333-292895)).

4.11	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed with the SEC on January 23, 2026 (File No. 333-292895)).

10.1	Securities Purchase Agreement between Reliance Global Group, Inc. and Nsure, Inc. dated February 19, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (SEC File No. 333-249381)).

10.2	Irrevocable Assignment & Acquisition Agreement between Reliance Global Holdings, LLC and Ezra Beyman effective as of June 3, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 8, 2020 (File No. 333-249381)).

10.3	Lease between Coverage Consultants Unlimited, Inc. and Commercial Coverage Solutions, LLC dated August 17, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.4	Master Credit Agreement between Southwestern Montana Insurance Center, LLC and Oak Street Funding LLC dated April 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) filed with the Securities and Exchange Commission on December 4, 2020 (File No. 333-249381)).

10.5 †	Reliance Global Group Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.6	Amendment No. 1 to Securities Purchase Agreement between Nsure Inc. and Reliance Global Group, Inc. dated October 8, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.7	Form of Warrant Agent Agreement between Reliance Global Group, Inc. and VStock Transfer, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) filed with the Securities and Exchange Commission on January 28, 2021 (File No. 333-249381)).

10.8	Purchase Agreement among Kush Benefit Solutions, LLC, J.P. Kush and Associates, Inc. and Joshua Kushnereit dated May 12, 2021 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.9	Form of Securities Purchase Agreement among Reliance Global Group, Inc. and the investors identified on the signature pages thereto dated as of December 22, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.10	Form of Registration Rights Agreement 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.11	Form of Series B Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.12	Form of Certificate of Designation for Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (SEC File No. 001-40020)).

10.13	Asset Purchase Agreement between Reliance Global Group, Inc. and Medigap Healthcare Insurance Company, LLC and the sole member thereof entered into agreement as of December 21, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022 (SEC File No. 001-40020)).

10.14	Form of Investor Exchange Agreement between Reliance Global Group, Inc. and the parties signatory to the agreement dated as of March 23, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.15	Form of Medigap Exchange Agreement between Reliance Global Group, Inc. and the parties signatory to the agreement dated as of March 23, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2022 (SEC File No. 001-40020)).

10.16	Asset Purchase Agreement between RELI Exchange, LLC and Barra & Associates, LLC dated April 26, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020)).

10.17	Security Agreement between Medigap Healthcare Insurance Agency, LLC and Oak Street Funding LLC dated April 26, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020)).

10.18 †	Employment Agreement between Reliance Global Group, Inc. and Grant Barra dated April 26, 2022 Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2022 (File Number 001-40020)).

10.19	Promissory Note issued by Reliance Global Group, Inc. to YES Americana Group LLC on September 13, 2022 (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 (SEC File No. 001-40020)).

10.20	Amendment No. 1 to the Promissory Note between Reliance Global Group, Inc. and YES Americana Group, LLC, dated as of February 7, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023 (SEC File No. 001-40020)).

10.21 †	Promotion Letter by and between Reliance Global Group, Inc. and Joel Markovits dated as of December 28, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2023 (SEC File No. 001-40020)).

10.22	Securities Purchase Agreement, dated March 13, 2023, between Reliance Global Group, Inc. and Investor (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.23	Form of Warrant (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.24	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.25	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.26	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023 (SEC File No. 001-40020)).

10.27	Second Amendment to the Purchase Agreement, dated as of May 18, 2023, by and between Reliance Global Group, Inc., Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2023).

10.28	Confidential Settlement and Mutual General Release Agreement, dated as of June 30, 2023, by and among the registrant, Medigap Healthcare Insurance Agency, LLC, Pagidem, LLC f/k/a Medigap Healthcare Insurance Company, LLC, Joseph J. Bilotti, III, Kyle Perrin, Zachary Lewis, T65 Health Insurance Solutions, Inc. f/k/a T65 Health Solutions, Inc., and Seniors First Life, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2023).

10.29	Amendment #1 to the Purchase Agreement, dated as of September 29, 2023, by and between Reliance Global Group, Inc., Southwestern Montana Insurance Center, LLC, Southwestern Montana Financial Center, Inc., and Julie A. Blockey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023).

10.30 †	Reliance Global Group Inc. 2023 Equity Incentive Plan (incorporated by reference to Appendix I to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on October 4, 2023 (File No. 001-40020)).

10.31	Inducement Offer to Extend Existing Warrants, dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Armistice Capital Master Fund Ltd. Blockey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.32	Inducement Offer to Exercise Series F Warrants to Subscribe for Common Shares, dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.33	Exchange Offer of Warrants to Purchase Common Stock and Amendment, dated as of December 12, 2023, by and between Reliance Global Group, Inc. and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

10.34	Third Amendment to the Purchase Agreement, dated as of January 11, 2024, by and between Reliance Global Group, Inc., Fortman Insurance Services, LLC, Fortman Insurance Agency, LLC, Jonathan Fortman, and Zachary Fortman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2024).

10.35 †	Executive Employment Agreement, dated January 25, 2024, between the Company and Ezra Beyman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2024).

10.36	At Market Issuance Sales Agreement, dated February 15, 2024, by and between the registrant and EF Hutton LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2024).

10.37	Reliance Global Group, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-284386) filed on January 21, 2025).

10.38	Reliance Global Group, Inc. 2025 Equity Inventive Plan (incorporated by reference to Appendix I to the Definitive Proxy Statement on Schedule 14A filed on April 15, 2025).

10.39	Revolving Credit Facility Agreement, dated as of March 5, 2025, by and among the registrant and YES Americana Group, LLC (incorporated by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025).

10.40	Revolving Note issued by the registrant in favor of YES Americana Group, LLC on March 5, 2025 (incorporated by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025).

10.41	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 23, 2025).

10.42	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 23, 2025).

10.43	Amendment No. 1 to the Revolving Credit Facility Agreement, dated June 24, 2025, by and among Reliance Global Group, Inc. and YES Americana Group, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 24, 2025).

10.44	Amendment No. 1 to the Revolving Note issued by Reliance Global Group, Inc. in favor of Yes Americana Group, LLC on June 24, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on June 24, 2025).

10.45	Asset Purchase Agreement, between the Company, Fortman Insurance Services, LLC and Fortman Insurance Agency, LLC, dated July 7, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 11, 2025).

10.46	Common Stock Purchase Agreement between the Company and White Lion Capital, LLC, dated August 26, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 27, 2025).

10.47	Registration Rights Agreement between the Company and White Lion Capital, LLC, dated August 26, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 27, 2025).

10.48	Interim Crypto Purchase Agreement, entered into between the Company and Moshe Fishman, dated September 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2025).

10.49	Amendment No. 1 to the Common Stock Purchase Agreement between the Company and White Lion Capital LLC, effective November 5, 2025 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2025).

10.50	Advisory Agreement, between the Company and Convergence Strategy Partners, LLC, dated November 18, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 21, 2025).

10.51	Asset Purchase Agreement, between the Company, Employee Benefits Solutions, LLC, and US Benefits Alliance, LLC, dated December 23, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 30, 2025).

10.52	Promissory Note, entered into between the Company and Enquantum Ltd., dated January 15, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2026)

10.53	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.57 to the Registration Statement on Form S-1 filed with the SEC on January 23, 2026 (File No. 333-292895)).

10.54	Form of Lock-Up Agreement (Incorporated by reference to Exhibit 10.58 to the Registration Statement on Form S-1 filed with the SEC on January 23, 2026 (File No. 333-292895)).

10.55	Share Purchase Agreement, entered into between the Company and Enquantum Ltd. Dated February 5, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 10, 2026).

10.56
Amendment No. 1 to the Share Purchase Agreement, dated February 19, 2026, entered into between the Company and Enquantum Ltd. (incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K filed by the Company on February 25, 2026)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

19.1	Insider Trading Policy (contained in Exhibit 14.1 hereto).

21.1 ***	List of subsidiaries.

23.1 ***	Consent of Urish Popeck & Co., LLC.

24.1 ***	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

32.1 ***	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

97.1 †	Compensation Recovery Policy of Reliance Global Group, Inc., dated November 13, 2023 (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K/A filed with the SEC on April 8, 2025).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
***	Previously provided with Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2026.
†	Includes management contracts and compensation plans and arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2026.

Reliance Global Group, Inc.

By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ezra Beyman	Chief Executive Officer and Executive Chairman and Director
Ezra Beyman	(Principal Executive Officer)	March 26, 2026

/s/ Joel Markovits	Chief Financial Officer
Joel Markovits	(Principal Financial and Accounting Officer)	March 26, 2026

/s/ Alex Blumenfrucht	Director
Alex Blumenfrucht		March 26, 2026

/s/ Sheldon Brickman	Director
Sheldon Brickman		March 26, 2026

/s/ Ben Fruchtzweig	Director
Ben Fruchtzweig		March 26, 2026

/s/ Scott Korman	Director
Scott Korman		March 26, 2026