Form 10-Q
period 2026-03-31
Reliance Global Group, Inc.
filed 2026-05-07
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐ No ☒

At May 7, 2026, the registrant had 22,230,563 shares of common stock, par value $0.086 per share, outstanding.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31	December 31
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash	$2,273,952	$1,315,634
Restricted cash	961,411	1,415,725
Accounts receivable	669,226	746,275
Accounts receivable, related parties	5,575	3,530
Other receivables	44,154	23,526
Prepaid expense and other current assets	509,813	766,985
Total current assets	4,464,131	4,271,675

Property and equipment, net	70,892	77,196
Right-of-use assets	830,517	897,610
Investment in Enquantum	474,125	-
Intangibles, net	3,089,840	3,387,980
Goodwill	4,786,555	4,786,555
Digital assets, fair value	52,970	108,913
Other non-current assets	18,492	18,492
Total assets	$13,787,522	$13,548,421

Current liabilities:
Accounts payable and other accrued liabilities	$817,071	$653,293
Short term financing agreements	10,152	58,942
Current portion of loans payables, related parties	71,600	286,546
Other payables	101,755	83,263
Current portion of long-term debt	581,814	1,038,294
Operating lease liability, current portion	278,015	276,470
Total current liabilities	1,860,407	2,396,808

Long term debt, less current portion	3,916,427	4,062,972
Operating lease liability, less current portion	591,630	661,211
Total liabilities	6,368,464	7,120,991
Stockholders’ equity
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.086 par value; 2,000,000,000 shares authorized and 21,253,013 and 2,250,210 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,827,759	915,394
Additional paid-in capital	62,123,771	60,573,341
Accumulated deficit	(56,532,472)	(55,061,305)
Total stockholders’ equity	7,419,058	6,427,430
Total liabilities and stockholders’ equity	$13,787,522	$13,548,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended
	March 31, 2026	March 31, 2025
Revenue
Commission income	$3,826,792	$4,236,220
Total revenue	3,826,792	4,236,220

Operating expenses
Commission expense	1,581,817	1,469,427
Salaries and wages	1,613,111	2,229,837
General and administrative expenses	1,356,581	1,516,228
Marketing and advertising expenses	210,648	67,275
Depreciation and amortization	304,443	360,595
Total operating expenses	5,066,600	5,643,362

Loss from operations	(1,239,808)	(1,407,142)

Other income (expenses)
Interest expense	(126,333)	(300,482)
Interest expense related parties	(53)	(24,760)
Loss from equity method investment	(26,030)	-
Other expense, net	(23,000)	(4,498)
Unrealized losses on digital assets, net	(55,943)	-
Total other expenses	(231,359)	(329,740)

Net loss	$(1,471,167)	$(1,736,882)

Basic and diluted loss per share	$(0.09)	$(0.66)
Weighted average number of shares outstanding–basic and diluted	17,008,046	2,612,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2025 (Audited)	10,644,124	$915,394	$60,573,341	$(55,061,305)	$6,427,430

Common stock-based compensation	10,000	860	14,640	-	15,500

Common stock issued for ATM sales	89,629	7,709	26,371	-	34,080

Common stock issued pursuant to the Series K Public Offering	10,509,260	903,796	1,640,329	-	2,544,125

Deemed dividend	-	-	(130,910)	-	(130,910)

Net loss	-	-	-	(1,471,167)	(1,471,167)

Balance, March 31, 2026	21,253,013	$1,827,759	$62,123,771	$(56,532,472)	$7,419,058

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2024 (Audited)	2,250,210	$193,484	$50,877,307	$(48,073,549)	$2,997,242

Common stock-based compensation	462,659	39,789	935,196	-	974,985

Common stock issued for services	105,000	9,064	132,686	-	141,750

Common stock issued for acquisition purchase price prepayment	157,000	13,502	225,923	-	239,425

Net loss	-	-	-	(1,736,882)	(1,736,882)

Balance, March 31, 2025	2,974,869	$255,839	$52,171,112	$(49,810,431)	$2,616,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,471,167)	$(1,736,882)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304,443	360,595
Amortization of debt issuance costs and accretion of debt discount	5,356	9,991
Non-cash lease expense	(943)	(285)
Equity based compensation expense	15,500	974,985
Equity based payments to third parties	175,858	50,000
Loss on equity method investment	26,030	-
Unrealized losses on digital assets, net	55,943	-
Change in operating assets and liabilities:
Accounts receivable	77,049	486,637
Accounts receivable, related parties	(2,045)	(194)
Other receivables	(20,628)	(8,619)
Prepaid expense and other current assets	81,314	6,361
Accounts payables and other accrued liabilities	163,778	91,124
Other payables	18,338	(35,883)
Net cash (used in) provided by continuing operating activities	(571,174)	197,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,307)
Purchase of intangibles	-	(9,637)
Investment in Enquantum	(500,000)	-
Net cash used in investing activities	(500,000)	(14,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(608,381)	(387,137)
Principal repayments of short term financings	(48,790)	(48,927)
Proceeds from loans payable, related parties	-	510,219
Payments of loans payable, related parties	(214,946)	(243,228)
Proceeds from common shares issued through an at the market offering	34,080	-
Proceeds from issuance of common stock in the Series K Public Offering and related warrant exercises	2,544,125	-
Cash paid for deemed dividends	(130,910)	-
Net cash provided by continuing financing activities	1,575,178	(169,073)

Net increase in cash and restricted cash	504,004	13,813
Cash and restricted cash at beginning of period	2,731,359	1,797,694
Cash and restricted cash at end of period	$3,235,363	$1,811,507

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), as the same may be amended from time to time. Capitalized terms not defined in this Quarterly Report on Form 10-Q refer to capitalized terms as defined in the Form 10-K. Certain prior period accounts and balances in these unaudited condensed consolidated financial statements and notes thereto may have been reclassified to conform to the current period’s presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

As of March 31, 2026, the Company’s reported cash and restricted cash aggregated balance was approximately $3,235,363, current assets were approximately $4,464,000 and current liabilities were approximately $1,860,000. As of March 31, 2026, the Company had working capital of approximately $2,604,000 and stockholders’ equity of approximately $7,419,000. For the three months ended March 31, 2026, the Company had a loss from operations of approximately $1,240,000, and net loss of approximately $1,471,000.

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

Cash and Restricted Cash

Cash and restricted cash (restricted for debt service coverage) reported on our condensed consolidated balance sheets are reconciled to the total shown on our unaudited condensed consolidated statements of cash flows as follows:

	March 31, 2026	March 31, 2025
Cash	$2,273,952	$388,379
Restricted cash	961,411	1,423,128
Total cash and restricted cash	$3,235,363	$1,811,507

Revenue Recognition

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Three Months ended March 31,	Medical	Life	Property and Casualty	Total

2026	$2,972,980	$16,265	$837,547	$3,826,792
2025	$3,282,938	$36,947	$916,335	$4,236,220

The following are customers representing 10% or more of total revenue:

	Three Months Ended March 31,
Insurance Carrier	2026	2025
Priority Health	53%	42%
BlueCross BlueShield	12%	16%

No other single customer accounted for more than 10% of the Company’s commission revenues during the three months ended March 31, 2026 and 2025. The loss of any significant customer could have a material adverse effect on the Company.

Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2026 and 2025 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2026 and December 31, 2025, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Equity Method Investment

The Company accounts for investments in entities over which it exercises significant influence but does not control using the equity method of accounting (ASC 323). Under the equity method, the investment is initially recorded at cost and subsequently adjusted for the Company’s proportionate share of the investee’s net income or loss, which is presented as a non-operating item in the Company’s consolidated statements of operations. Dividends received reduce the carrying value of the investment. The Company performs a memo purchase price allocation at the date of each investment to identify basis differences between the cost allocated to the investee’s assets and liabilities and the investee’s carrying values of those assets and liabilities. Indefinite-lived basis differences are not amortized until the related activities are complete or abandoned; definite-lived basis differences are amortized over the useful life of the underlying asset. The Company assesses its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company translates the financial statements of its equity method investee whose functional currency is not the U.S. dollar using the current rate method; resulting translation adjustments when material are recorded in other comprehensive income.

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

In August 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies certain aspects of applying ASC 326, Financial Instruments—Credit Losses, to current accounts receivable and contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The ASU permits entities to apply a practical expedient when estimating expected credit losses for certain short-term receivables and contract assets. The Company adopted ASU 2025-05 during the quarter ended March 31, 2026. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

We do not expect any other recently issued accounting pronouncements to have a material effect on our financial statements not already disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

NOTE 2. INVESTMENT IN ENQUANTUM

In January 2026, the Company advanced a $166,000 secured bridge loan to Enquantum Ltd. (“Enquantum”), an Israeli quantum encryption technology company. The bridge loan converted into equity on February 19, 2026 in connection with the initial closing under a Share Purchase Agreement (“SPA”) entered into on February 5, 2026, pursuant to which the Company may acquire up to 51% of Enquantum’s fully diluted ordinary shares for aggregate consideration of approximately $2.1 million payable in milestone-based tranches. During the three months ended March 31, 2026, the Company funded an aggregate of approximately $500,000, including the converted bridge loan, and acquired 51,012 ordinary shares of Enquantum, representing approximately 23.8% of Enquantum’s issued and outstanding shares (approximately 12% assuming full dilution contemplated under the SPA). The Company holds two board-designated seats on Enquantum’s five-member board of directors and accounts for the investment under the equity method of accounting pursuant to ASC 323 due to its ability to exercise significant influence over Enquantum’s financial and operating policies.

As of March 31, 2026, the carrying value of the investment was approximately $474,000, after recognizing approximately $26,000 of equity method losses during the quarter, which were recorded within loss from equity method investment in the Company’s condensed consolidated statements of operations.

The Company determined that the investment did not constitute a business acquisition under ASC 805, as substantially all of the fair value of Enquantum’s gross assets is concentrated in its quantum encryption intellectual property and in-process research and development (“IPR&D”). In connection with the Company’s equity method accounting analysis under ASC 323, the Company determined that the purchase price exceeded its proportionate share of Enquantum’s underlying net assets by approximately $576,000 at the respective investment dates, primarily due to Enquantum’s accumulated deficit and the value attributed to its intellectual property and IPR&D. This excess basis difference represents an equity method basis adjustment under ASC 323 associated with the Company’s investment in Enquantum and is included within the carrying value of the investment. The amount is not separately presented as an intangible asset on the Company’s condensed consolidated balance sheets and is not currently subject to amortization unless the related research and development activities are completed or abandoned.

As of March 31, 2026, the Company’s remaining unfunded commitment under the SPA was approximately $1.6 million. On April 21, 2026, the Company funded an additional tranche of approximately $167,000, increasing its ownership interest in Enquantum to approximately 29.4% of Enquantum’s issued and outstanding shares (approximately 16% assuming full dilution contemplated under the SPA).

NOTE 3. INTANGIBLE ASSETS

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of March 31, 2026:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	0.1	$1,479,027	$(1,463,642)	$15,385
Internally developed software	1.1	1,760,605	(1,393,629)	366,976
Customer relationships	4.1	5,384,560	(2,690,158)	2,694,402
Non-competition agreements	0.1	2,661,150	(2,648,073)	13,077
Total		$11,285,342	$(8,195,502)	$3,089,840

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2025:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	0.3	$1,479,027	$(1,427,398)	$51,629
Internally developed software	1.3	1,760,605	(1,305,944)	454,661
Customer relationships	4.2	5,384,560	(2,557,337)	2,827,223
Non-competition agreements	0.3	2,661,150	(2,606,683)	54,467
Total		$11,285,342	$(7,897,362)	$3,387,980

The following table reflects expected amortization expense as of March 31, 2026, for each of the following five years and thereafter:

Years Ending December 31,	Amortization Expense
2026	$662,845
2027	627,251
2028	545,853
2029	466,520
2030	376,196
Thereafter	411,175
Total	$3,089,840

NOTE 4. DIGITAL ASSETS

The Company did not own or trade digital assets during the period ended March 31, 2025. The Company did not engage in any purchases or sales of digital assets during the period ended March 31, 2026. The following table summarizes the Company’s digital asset holdings as of March 31, 2026:

March 31, 2026
Digital Asset	Holdings	Cost Basis	Fair Value	Hierarchy

ZEC	213.140310	$117,811	$52,970	Level 1

NOTE 5. LONG-TERM DEBT AND SHORT-TERM FINANCINGS

Long-Term Debt

The composition of the long-term debt follow

	March 31, 2026	December 31, 2025

Oak Street Funding LLC Term Loan for the acquisition of Barra & Associates, LLC, variable interest of prime rate plus 2.5%, maturing May 2032, net of deferred financing costs of $128,552 and $133,909 as of March 31, 2026 and December 31, 2025, respectively	4,498,241	5,101,266
Less: current portion	(581,814)	(1,038,294)
Long-term debt	$3,916,427	$4,062,972

The following table depicts the maturities of the Company’s outstanding long-term debt.

Years Ending December 31,	Maturities of Long-Term Debt
2026	$429,912
2027	624,240
2028	684,412
2029	752,386
2030	826,062
Thereafter	1,309,781
Total	4,626,793
Less: debt issuance costs	(128,552)
Total	$4,498,241

Short-Term Financings

The Company has various short-term notes payable for financed items such as insurance premiums. These are normally paid in equal installments over a period of twelve months or less and carry interest rates of up to 11% and 12% per annum. As of March 31, 2026, and December 31, 2025, balances outstanding on short-term financings were $10,152 and $59,000 respectively.

NOTE 6. EQUITY

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

During the first quarter of 2026, the Company issued 10,000 shares of Common Stock with a value of $15,500 for equity-based compensation under certain disclosed (see Equity-based Compensation) equity-based compensation programs, 89,629 shares of common stock shares with a value of $34,080 through its ATM Program, and 10,509,260 shares of common stock with a net value of $2,544,125 in the Series K Public Offering of common shares and warrants.

During the first quarter of 2025 the Company issued 462,659 shares, or $974,985 Common Stock for equity-based compensation, 157,000 shares of common stock with a value of $239,425 as an acquisition prepayment, and 105,000 shares of common stock with a value of $141,750 for a service provider prepayment. These prepayments were recorded to the prepaids and other current assets account on the condensed consolidated balance sheets as of March 31, 2025.

As of March 31, 2026, and December 31, 2025, there were 21,253,013 and 10,644,124 shares of common stock outstanding, respectively.

Equity-based Compensation

Pursuant to the April 2025 second amendment to an employment agreement between the Company and an executive, the executive was awarded 40,000 shares of the Company’s Common Stock annually over the four-year employment term, with each annual tranche vesting equally at 10,000 shares per quarter, pro-rated for any partial periods. The total fair value of the award is approximately $248,000. During the three months ended March 31, 2026, 10,000 shares were issued pursuant to the award. As of March 31, 2026, unrecognized compensation expense related to the award was approximately $190,258, which is expected to be recognized through June 2029.

During the first quarter of 2025 certain directors, executives, and employees were granted 999,995 shares of common stock in equity awards with a value of $2,049,675, vesting during the first and third quarters of 2025. As of March 31, 2025, 462,605 shares, or $957,785 of these equity awards were vested and 537,390 shares, or $1,091,889 were unvested.

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026, and 2025 was $15,500 and $974,985, respectively.

At-the-Market Offering Program

During the three months ended March 31, 2026, the Company sold 89,629 shares of Common Stock under the ATM Program for net proceeds of $34,080. As of March 31, 2026, approximately $1,764,443 of Common Stock remained available for issuance under the ATM Program. Subsequent to March 31, 2026, the Company sold an additional 977,550 shares of Common Stock under the ATM Program for net proceeds of approximately $166,246, and approximately $1,588,998 of Common Stock remained available for issuance thereafter.

Series K Public Offering

On January 29, 2026, the Company closed a registered public offering (the “Series K Public Offering”) of 7,407,408 shares of its common stock, which included 188,149 pre-funded warrants issued in lieu of common stock (the “Series K PF Warrants”), together with warrants to purchase up to 14,814,816 shares of common stock (the “Series K Warrants”), at a combined public offering price of $0.27 per share (or $0.269 per Series K PF Warrant). Each share of common stock (or Series K PF Warrant) was issued together with two Series K Warrants, each exercisable for one share of common stock at an exercise price of $0.27 per share and expiring two years from the initial exercise date. The Series K Warrants and Series K PF Warrants were classified as equity instruments. The Series K Public Offering generated gross proceeds of approximately $2.0 million, before deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds from the Series K Public Offering for working capital, merger and acquisition activities, and general corporate purposes.

In connection with the Series K Public Offering, the Company agreed to pay the placement agent a cash fee equal to 7.0% of the gross proceeds, a management fee equal to 1.0% of the gross proceeds, and reimbursement of certain expenses. In addition, the Company issued 518,519 placement agent warrants (the “Series K PAWs”), representing 7.0% of the aggregate number of shares of common stock and Series K PF Warrants sold in the offering. The Series K PAWs have an exercise price of $0.3375 per share and expire two years from the initial exercise date.

During the three months ended March 31, 2026, all 188,149 Series K PF Warrants were exercised, and 3,101,853 Series K Warrants were exercised for aggregate proceeds of approximately $837,500. As of March 31, 2026, 11,712,963 Series K Warrants and 518,519 Series K PAWs remained outstanding.

Equity Line of Credit (ELOC)

On March 12, 2026, the Company entered into Amendment No. 2 to the Common Stock Purchase Agreement with White Lion Capital, LLC (the “ELOC Agreement”). The amendment extends the term of the facility by modifying the definition of the “Commitment Period” to continue through the earlier of (i) the date on which the investor has purchased shares equal to the full commitment amount under the ELOC Agreement or (ii) December 31, 2028. In addition, the amendment increased the total committed capital available to the Company under the ELOC Agreement (the “Commitment Amount”) to $50,000,000, resulting in remaining capacity of approximately $49.1 million as of March 31, 2026. The Company did not sell any shares under the ELOC during the three months ended March 31, 2026.

On May 6, 2026, the Company’s stockholders approved the issuance of shares of the Company’s common stock in excess of the Exchange Cap under Nasdaq Listing Rule 5635(d) pursuant to the ELOC Agreement. The approval provides the Company with additional flexibility to issue shares under the facility, subject to the terms and conditions of the ELOC Agreement.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months	Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
Net loss	$(1,471,167)	$(1,736,882)
Less: deemed dividend adjustment	(130,910)	-
Net loss, numerator, basic computation	(1,602,077)	(1,736,882)
Net loss, numerator, dilutive computation	$(1,602,077)	$(1,736,882)

Weighted average common shares, basic	17,008,046	2,612,721
Weighted average common shares, dilutive	17,008,046	2,612,721
Loss per common share – basic	$(0.09)	$(0.66)
Loss per common share – diluted	$(0.09)	$(0.66)

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	March 31, 2026	March 31, 2025
Shares subject to outstanding common stock options	-	16
Shares Subject to Outstanding PAW (liability)	959	959
Shares subject to outstanding PA Warrants	3,096	3,096
Shares subject to unvested stock awards	-	39
Shares subject to Outstanding Series J Warrants	2,976,192	-
Shares subject to Outstanding Series J PAW’s	104,167	-
Stock award shares unvested	122,747	-
Shares subject to outstanding Series K Warrants	11,712,963	-
Shares subject to outstanding Series K PAWs	518,519	-

NOTE 8. LEASES

Operating lease expense for the three months ended March 31, 2026, and 2025 was $86,496 and $107,665, respectively. As of March 31, 2026, the weighted average remaining lease term and weighted average discount rate for the operating leases were 3.08 years and 8.80%, respectively.

The following table depicts future minimum lease payments for the Company’s operating leases.

Fiscal year ending December 31,	Operating Lease Obligations
2026	$257,309
2027	315,229
2028	283,583
2029	107,395
2030	26,342
Thereafter	-
Total undiscounted operating lease payments	989,858
Less: Imputed interest	(120,213)
Present value of operating lease liabilities	$869,645

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly no legal contingencies are accrued as of March 31, 2026, and December 31, 2025. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time has been subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

NOTE 10. RELATED PARTY TRANSACTIONS

Americana Credit Agreement and Revolving Note

On March 5, 2025, and as amended on June 24, 2025, the Company and YES Americana Group, LLC (“Americana”) entered into a Revolving Credit Facility Agreement (the “Credit Agreement”) pursuant to which Americana agreed to extend a revolving credit facility of up to $2,000,000 to the Company (the “Facility”).

As of March 31, 2026, the outstanding balance on the Facility was $71,600 presented in the current portion of loans payables, related parties account on the condensed consolidated balance sheets. Related interest expense for the period ended March 31, 2026, was $53 and presented in the interest expense related parties account on the consolidated statements of operations.

The following table summarizes the loans payable, related parties current and non-current accounts, as of the periods ended March 31, 2026 and December 31, 2025, and the interest expense related parties account for the three month periods ended March 31, 2026 and March 31, 2025, as presented on the condensed consolidated balance sheets and condensed consolidated statements of operations, respectively:

	Current portion of loans payables, related parties		Loans payable, related parties, less current portion		Interest expense, related parties
Related Party	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Deferred Purchase Price Liability	$-	$-	$-	$-	$-	$9,350
Purchase Agreement Liability	-	-	-	-	-	15,361
Yes Americana Payable	71,600	286,546	-	-	53	49
Total	$71,600	$286,546	$-	$-	$53	$24,760

Settlement Agreements

Reliance Global Holdings, LLC (“RGH”), an affiliate of the Company, was previously party to certain guarantees related to historical stock purchase transactions involving the Company’s common stock. In March 2026, the Company entered into two separate full and final release and settlement agreements (collectively, the “Settlement Agreements”) with third parties relating to such transactions and the related guarantees issued by RGH. Under the terms of the Settlement Agreements, the Company agreed to pay aggregate cash consideration of approximately $130,910, consisting of approximately $90,560 pursuant to a settlement agreement entered into on March 13, 2026, and approximately $40,350 pursuant to a settlement agreement entered into on March 11, 2026. Upon payment, the settlement amounts represented full and final satisfaction of all claims and obligations arising from the underlying stock purchase transactions and related guarantees, and the parties exchanged mutual releases. All prior obligations related to these matters were terminated. The Company’s independent directors approved the Settlement Agreements and related payments, determining that resolution of these matters was in the best interests of the Company.

NOTE 11. SEGMENT REPORTING

Description of Reportable Segments

The Company operates two reportable segments based on the manner in which the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, evaluates performance and allocates resources:

1.	Insurance – includes the Company’s retail and wholesale insurance agencies and proprietary Insurtech platforms that generate commission-based revenue.

2.	Strategic Ventures – includes activities conducted through EZRA International Group and the Company’s Scale51 operating model, including strategic life science and technology investments, acquisition and diligence activities, and equity method investment activity.

The CODM reviews discrete financial information for each segment, including revenue (where applicable), operating expenses, and segment net income (loss), in order to assess performance and allocate resources.

During the three months ended March 31, 2026, the Company began separately reviewing the operating results of its Strategic Ventures activities. As a result, management determined that these activities constitute a separate operating and reportable segment under ASC 280, Segment Reporting. Prior period comparative information has been retrospectively recast to conform to the current period segment presentation. Prior to January 2026, the Company operated as a single reportable segment. Accordingly, all prior period activity has been allocated to the Insurance segment, and the Strategic Ventures segment reflects no activity for prior periods presented.

Segment profit or loss is measured based on segment net income (loss), which reflects segment-level operating results before unallocated corporate overhead expenses. Corporate overhead includes cash and non-cash executive compensation, public company costs, professional fees, SEC reporting costs, and other corporate expenses not allocated to the segments, as these amounts are not regularly reviewed by the CODM in evaluating segment performance.

The significant expense categories regularly provided to the CODM and included in segment net income (loss) include:

●	Insurance – commission expense, personnel costs, agency operating expenses and marketing expenses.

●	Strategic Ventures – deal-related and diligence costs, professional fees, operating expenses, and equity method income or loss from investments.

The Company does not report segment assets, as such information is not regularly reviewed by the CODM for purposes of assessing performance or allocating resources.

The following tables present financial information for the Company’s reportable segments:

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
	Insurance	Strategic Ventures	Total	Insurance	Strategic Ventures	Total

Commission income	$3,826,792	$-	$3,826,792	$4,236,220	$-	$4,236,220
Total Revenue	3,826,792	-	3,826,792	4,236,220	-	4,236,220
Total operating expenses
Commission expense	1,581,817	-	1,581,817	1,469,427	-	1,469,427
Salaries and wages	794,652	-	794,652	1,167,308	-	1,167,308
General and administrative expenses	281,289	339,272	620,562	366,835	-	366,835
Marketing and advertising	1,925	-	1,925	16,784	-	16,784
Depreciation and amortization	302,061	-	302,061	358,212	-	358,212
Interest expense	121,534	-	121,534	296,255	-	296,255
Interest (expense) related parties	-	-	-	24,711	-	24,711
Other expense, net	-	-	-	(2)	-	(2)
Loss from equity method investment	-	26,030	26,030	-	-	-
Unrealized (gains) losses on digital assets, net	-	-	-	-	-	-
Segment Net Income (Loss)	$743,515	$(365,302)	$378,212	$536,690	$-	$536,690

Reconciliation of total segment revenue and net income to consolidated results:

Three Months Ended		Three Months Ended
March 31, 2026		March 31, 2025

Total segment revenue	$3,826,792	Total segment revenue	$4,236,220
Consolidated revenue	$3,826,792	Consolidated revenue	$4,236,220

Total segment net income	$378,212	Total segments net income	$536,690
Corporate overhead	(1,849,380)	Corporate overhead	(2,273,572)
Net loss	$(1,471,167)	Net loss	$(1,736,882)

NOTE 12. SUBSEQUENT EVENTS

LGG and Innervate Transactions

In April 2026, the Company formed LifeSci Global Group LLC (“LGG”), a Delaware limited liability company, to pursue investments in healthcare-related companies. The Company holds approximately 51% of LGG’s membership interests, with the remaining interests held by LifeSci Management Group LLC (“Management Group”), an entity owned by certain members of the Company’s management and board of directors.

In connection with the formation of LGG, the Company, through its wholly owned subsidiary EZRA International Group, LLC, entered into a promissory note with LGG providing for borrowings of up to $2.0 million, bearing interest at 7% per annum and maturing on April 29, 2031. As of April 30, 2026, $500,000 had been advanced under the note.

On April 30, 2026, LGG entered into agreements to invest approximately $2.0 million in Innervate Radiopharmaceuticals LLC (“Innervate”), an early-stage life sciences company, in exchange for a minority equity interest and certain additional rights.

The formation of LGG, the related financing arrangements, and the Innervate investment constitute related party transactions, as certain members of the Company’s management and board of directors hold ownership interests in Management Group and one director serves as the chief executive officer of Innervate. The transactions were reviewed and approved by the independent and disinterested members of the Company’s Board of Directors.

Reverse Stock Split

On May 7, 2026, the Company’s Board of Directors approved a 1-for-40 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, as well as a corresponding proportional reduction in the number of authorized shares of common stock. The Reverse Stock Split will be effected pursuant to an amendment to the Company’s Articles of Incorporation expected to be filed with the Florida Division of Corporations on May 7, 2026.

The Reverse Stock Split is expected to become effective for trading purposes on The Nasdaq Capital Market on May 19, 2026. At the effective time, each 40 shares of the Company’s issued and outstanding common stock would be automatically combined into one share of common stock, without any change in par value per share. The total number of authorized shares of common stock was proportionately reduced in accordance with the 1-for-40 ratio. Fractional shares resulting from the Reverse Stock Split were treated in accordance with the terms approved by the Company’s Board of Directors.

The Reverse Stock Split was implemented for the purpose of increasing the per share trading price of the Company’s common stock and enabling the Company to regain compliance with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). Following the effectiveness of the Reverse Stock Split, the Company will begin the process of satisfying the requirement to maintain a minimum closing bid price of at least $1.00 per share for ten consecutive trading days.

As of the date of this filing, the Reverse Stock Split had not yet become effective. Accordingly, all share and per share amounts presented in these condensed consolidated financial statements and related notes have not been retroactively adjusted to reflect the Reverse Stock Split.

Discontinuation of Scentech Transaction

Subsequent to March 31, 2026, the Company determined not to proceed with its previously disclosed proposed acquisition of an interest in Scentech Medical Ltd. (“Scentech”). Although the Company and Scentech had been negotiating definitive transaction documents, no definitive agreement was executed and the parties did not reach final terms. The Company has discontinued discussions with Scentech and does not intend to pursue the transaction. The Company has not incurred any termination fees or other material liabilities in connection with the discontinuation of the Scentech transaction. The Company's previously announced acquisition and investment activities relating to Enquantum Ltd. and LifeSci Global Group LLC are unaffected.

Amendment to 2025 Equity Incentive Plan

On May 6, 2026, the Company’s stockholders approved an amendment to the Company’s 2025 Equity Incentive Plan (the “2025 Plan”) to increase the number of shares of common stock authorized for issuance under the 2025 Plan by 14,000,000 shares, from 2,000,000 shares to 16,000,000 shares. The amendment was approved at the Company’s 2026 Annual Meeting of Stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
●

our ability to successfully implement the Reverse Stock Split and to satisfy and maintain compliance with The Nasdaq Capital Market's continued listing standards, including the $1.00 minimum bid price requirement;

●	our ability to maintain the listing of our common stock and warrants on the Nasdaq Capital Market;
●	volatility in the price of our securities due to changes in the capital markets, our industry, or our capital structure;
●	our ability to execute on our acquisition strategy and integrate acquired businesses successfully;
●	our ability to retain key personnel and effectively manage growth;
●	the risk that we and our agency partners are unable to generate expected revenues or margins;
●	risks associated with the insurance brokerage industry, including carrier concentration, regulation, competition, and cyclicality;
●	the impact of economic conditions, inflation, and interest rate trends on our operations and customer demand;
●	risks associated with our recently announced expansion into the technology sector through our EZRA International Group platform and our Scale51 operating model, including our ability to identify, complete, and integrate investments in technology-driven businesses
●	risks associated with our recent expansion into the life sciences sector through LifeSci Global Group LLC, including the speculative nature of early-stage life sciences investments and conflicts of interest with our directors and officers
●	potential disruptions due to cybersecurity incidents or system failures;
●	risks associated with legal proceedings and compliance obligations;
●	risks specific to our digital-asset treasury strategy; and
●	other risks and uncertainties described in this Quarterly Report on Form 10-Q (including under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by this cautionary note.

Overview

Reliance Global Group, Inc. operates as a holding company that acquires, owns, and actively manages insurance distribution and technology-oriented businesses. Historically, the Company’s primary operations have consisted of the ownership and operation of wholesale and retail insurance agencies and related InsurTech platforms, including RELI Exchange and 5MinuteInsure.com. In January 2026, as described below, the Company launched EZRA International Group as a strategic platform intended to support the Company’s expansion through majority investments in technology-focused businesses.

Recent Developments

Formation of LGG

In April 2026, the Company formed LifeSci Global Group LLC (“LGG”) to pursue investments in healthcare-related companies, with the Company holding a majority ownership interest of approximately 51%. The remaining ownership interest is held by an entity affiliated with certain members of the Company’s management and Board of Directors. In connection with the formation, the Company entered into a financing arrangement with LGG providing for borrowings of up to $2.0 million, of which $0.5 million had been advanced as of April 30, 2026.

Also in April 2026, LGG entered into an agreement to invest approximately $2.0 million in Innervate Radiopharmaceuticals LLC, an early-stage life sciences company, in exchange for a minority equity interest and certain additional rights. The Company expects LGG to serve as a platform for expanding its presence in the healthcare and life sciences sector.

These arrangements involve related parties, as certain members of management and the Board hold ownership interests in the minority member of LGG, and one director is affiliated with Innervate. The transactions were reviewed and approved by the independent members of the Company’s Board of Directors.

Reverse Stock Split and Nasdaq Compliance

On May 7, 2026, our Board of Directors approved a 1-for-40 reverse stock split of our issued and outstanding common stock, as well as a proportional reduction in the number of authorized shares of common stock. The reverse stock split will become effective for trading purposes on May 19, 2026.

The reverse stock split was undertaken to increase the market price of our common stock and to enable us to regain compliance with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). Following the effectiveness of the reverse stock split, we are required to maintain a minimum closing bid price of at least $1.00 per share for a period of ten consecutive trading days to regain compliance, with a compliance deadline of June 10, 2026.

As a result of the reverse stock split, every 40 shares of our outstanding common stock would be automatically combined into one share of common stock, and the number of authorized shares of common stock will be reduced proportionately. The reverse stock split did not affect stockholders’ relative ownership interests, except with respect to the treatment of fractional shares.

While the reverse stock split increased the per share trading price of our common stock, there can be no assurance that we will be able to maintain compliance with the minimum bid price requirement for the required period or continue to meet Nasdaq’s continued listing standards. We continue to monitor our stock price and may take additional actions, if necessary, to maintain compliance with applicable listing requirements.

Scentech Transaction

Subsequent to March 31, 2026, the Company also determined not to proceed with its previously disclosed proposed acquisition of an interest in Scentech Medical Ltd. No definitive agreement was executed, and the parties did not reach final terms. The Company has not incurred any termination fees or other material liabilities in connection with the discontinuation of those discussions.

Amendment to 2025 Equity Incentive Plan

On May 6, 2026, the Company’s stockholders approved an amendment to the Company’s 2025 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 14,000,000 shares, from 2,000,000 shares to 16,000,000 shares. The amendment was approved at the Company’s 2026 Annual Meeting of Stockholders and is intended to support the Company’s ongoing employee, director, consultant, and strategic incentive compensation programs.

Business Operations

Strategic Ventures Initiatives

In January 2026, the Company launched EZRA International Group and introduced its Scale51 operating model (“Scale51”), under which the Company intends to pursue majority ownership positions in technology-driven businesses while continuing to operate its insurance brokerage and InsurTech platforms as its operational base.

In furtherance of this strategy, the Company initiated an investment in Enquantum Ltd., a cybersecurity company focused on post-quantum encryption and data protection technologies, through a $166,000 secured convertible note. In February 2026, the Company entered into a Share Purchase Agreement pursuant to which it agreed, subject to specified milestones and other conditions, to acquire up to a 51% ownership interest in Enquantum for aggregate consideration of approximately $2.1 million, payable in tranches.

During February 2026, the Company completed the initial closing under the agreement and acquired an approximate 8% ownership interest on a fully diluted basis through the conversion of the note and a cash investment. Additional tranche-based investments during March and April 2026 increased the Company’s ownership to approximately 16% on a fully diluted basis.

The agreement provides for additional milestone-based investments intended to increase the Company’s ownership to a controlling interest over time, including a final transaction to reach approximately 51% ownership. The Company also expects to issue shares of its common stock in connection with a final control step-up. The Company views this investment as an initial execution of its Scale51 strategy.

Capital Markets Activity

In January 2026, the Company completed a public offering that generated gross proceeds of approximately $2.0 million, enhancing liquidity and capital resources. The offering consisted of common stock and accompanying warrants, and during the three months ended March 31, 2026, the Company received approximately $0.8 million from the exercise of outstanding warrants.

In February 2026, the Company amended its at-the-market (“ATM”) offering program, increasing the aggregate amount of common stock that may be offered and sold from time to time to approximately $1.8 million. The ATM program provides the Company with additional flexibility to access capital as needed, subject to market conditions. Additionally, beginning in the first quarter of 2026 to date, the Company sold shares under its ATM program for combined net proceeds of approximately $214,000, with remaining availability of approximately $1.6 million under the program for future issuances.

In March 2026, the Company also amended its equity line of credit facility, extending the availability period through December 31, 2028 (subject to earlier utilization) and increasing the total committed capital to $50.0 million. Collectively, these activities enhanced the Company’s financial flexibility and access to capital to support working capital, merger and acquisition activities, and general corporate purposes.

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

Settlement Agreements

During March 2026, the Company entered into settlement agreements related to certain prior stock purchase transactions and matters involving previously asserted guarantees, including those associated with related parties. In connection with these agreements, the Company paid aggregate settlement amounts of approximately $131,000. The settlements were reviewed and approved by the independent members of the Company’s Board of Directors.

Corporate Governance

On March 11, 2026, the Company adopted Amended and Restated Bylaws, which, among other things, revised the provision relating to the timing of the annual meeting of stockholders so that the date, time and place of the annual meeting may be determined by the Company’s Board of Directors. On March 17, 2026, the Company filed Articles of Restatement with the Florida Department of State, restating the Company’s Articles of Incorporation in their entirety.

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

Insurance Agency/Brokerage Acquisitions

As of March 31, 2026, we have acquired multiple insurance brokerages (see table below). As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

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

*This agency was sold by the Company during the year ended December 31, 2025.

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

We exclude the following items when calculating AEBITDA, and the following items define our non-GAAP financial measure AEBITDA:

●	Interest and related party interest expense: Unrelated to core Company operations and excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Depreciation and amortization: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Goodwill and/or asset impairments: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Equity-based compensation: Non-cash compensation provided to employees and service providers , (including period amortization cost of service provider prepaid expenses that were prepaid with stock) excluded to provide more meaningful supplemental information regarding the Company’s core cash impacted operational performance.
●	Change in estimated acquisition earn-out payables: An earn-out liability is a liability to the seller upon an acquisition which is contingent on future earnings. These liabilities are valued at each reporting period and the changes are reported as either a gain or loss in the change in estimated acquisition earn-out payables account in the consolidated statements of operations. The gain or loss is non-cash, can be highly volatile and overall is not deemed relevant to ongoing operations, thus, it’s excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Other income (expense), net: Includes certain non-routine income or expenses and other individually de minimis items and is thus excluded as unrelated to core operations of the company.
●	Gain (Loss) from Equity Method Investment: Includes certain gains and losses on equity method investments that are non-operating and non-cash, and thus excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Unrealized gains (losses) on digital assets, net: This account includes unrealized gains and losses from digital assets and is thus excluded as unrelated to core operations of the company.
●	Transactional costs: This includes expenses related to mergers, acquisitions, financings and refinancings, and amendments or modification to indebtedness. These costs are unrelated to primary Company operations and are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Non-standard costs: This account includes non-recurring non-operational items, related to costs incurred for a legal suit the Company has filed against one of the third parties involved in previously discontinued operations and was excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.

Refer to the reconciliation of net (loss) income to AEBITDA, illustrated below in tabular format.

Results of Operations

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS ANALYTICS

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

	March 31, 2026	March 31, 2025	Change	% Change
Commission Income (“CI”)	$3,826,792	$4,236,220	$(409,428)	-10%

Commission Expense (“CE”)	1,581,817	1,469,427	112,390	8%
Salaries and wages (“S&W”)	1,613,111	2,229,837	(616,726)	-28%
General and administrative expenses (“G&A”)	1,356,581	1,516,228	(159,647)	-11%
Marketing and advertising expenses (“M&A”)	210,648	67,275	143,373	213%
Depreciation and amortization (“D&A”)	304,443	360,595	(56,152)	-16%

Total operating expenses	5,066,600	5,643,362	(576,762)	-10%

Loss from operations	(1,239,808)	(1,407,142)	167,334	-12%

Other income (expense)
Interest expense	(126,333)	(300,482)	173,994	-58%
Interest (expense) related parties	(53)	(24,760)	24,707	-100%
Loss from Equity Method Investment	(26,030)	-	(26,030)	-
Other income (expense), net	(23,000)	(4,498)	(18,502)	411%
Unrealized gains (losses) on digital assets, net	(55,943)	-	(55,943)	-
Total other (expense) income	(231,359)	(329,740)	98,381	-30%

Net loss	(1,471,167)	(1,736,882)	265,715	-15%

Non-GAAP Measure
AEBITDA	(427,735)	145,407	(573,142)	-394%

Commission Income (CI)

The decrease in consolidated Commission Income was primarily driven by portfolio realignments during 2025, including the sale of Fortman Insurance Services (FIS), Employee Benefits Solutions (EBS), and U.S. Benefits Alliance (USBA), which reduced commission revenue from these operations. This decline was partially offset by approximately 11% organic growth in revenue from our retained businesses.

Commission Expense (CE)

The increase in consolidated Commission Expense was primarily attributable to higher commission rates driven by general market conditions, as well as increased commission expense from the Company’s retained businesses consistent with approximately 11% year-over-year revenue growth. The businesses divested as part of the Company’s portfolio realignment initiatives historically generated proportionally lower commission expense relative to the commission revenue they contributed.

Salaries and Wages (S&W)

The decrease in consolidated Salaries and Wages was primarily attributable to lower non-cash share-based compensation expense, as well as the elimination of compensation costs associated with Fortman Insurance Services and Employee Benefits Solutions following their divestiture.

General and Administrative Expenses (G&A)

The decline in consolidated General and Administrative expenses was primarily attributable to lower non-cash equity compensation expense for directors, as well as cost efficiencies and reduced operating expenses resulting from the Company’s OneFirm initiative, partially offset by increased Scale51-related costs.

Marketing and Advertising Expenses (M&A)

The increase in consolidated Marketing and Advertising expenses reflects the Company’s current marketing strategy and increased investment in growth initiatives.

Depreciation and Amortization (D&A)

The decrease in consolidated Depreciation and Amortization expense reflects the pursuant to the passage of time as assets become fully amortized and elimination of FIS, EBS, USBA assets.

Other Income (Expense)

The decrease in consolidated total other expense was primarily attributable to lower interest expense, including on related party balances, driven by paydowns and the payoff of certain loan balances, partially offset by a loss on an equity method investment, higher other expenses primarily related to charitable contributions, and unrealized losses on digital assets due to fair value changes.

AEBITDA

The decrease in consolidated AEBITDA was primarily attributable to significantly lower add-backs for non-cash equity-based compensation in 2026 compared to the prior-year period, partially offset by improved operating performance, including reductions in salaries and wages and general and administrative expenses.

Insurance Segment – Results of Operations

Insurance segment comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

	March 31, 2026	March 31, 2025	Change	% Change
	Insurance	Insurance

Commission income	$3,826,792	$4,236,220	$(409,428)	-10%
Total Revenue	3,826,792	4,236,220
Total operating expenses
Commission expense	1,581,817	1,469,427	112,390	8%
Salaries and wages	794,652	1,167,308	(372,656)	-32%
General and administrative expenses	281,289	366,835	(85,546)	-23%
Marketing and advertising	1,925	16,784	(14,859)	-89%
Depreciation and amortization	302,061	358,212	(56,151)	-16%
Interest expense	121,534	296,255	(174,721)	-59%
Interest (expense) related parties	-	24,711	(24,711)	-100%
Other expense, net	-	(2)	2
Insurance Segment Net income	$743,515	$536,690	$206,825	39%

Insurance segment revenue decreased compared to the prior-year period. Commission Income decreased, primarily driven by portfolio realignments during 2025, including the sale of Fortman Insurance Services (FIS), Employee Benefits Solutions (EBS), and U.S. Benefits Alliance (USBA), which reduced commission revenue from these operations. This decline was partially offset by approximately 11% organic growth in revenue from our retained businesses.

Total operating expenses decreased overall compared to the prior-year period, primarily reflecting cost reductions associated with the divestiture of certain business operations and ongoing efficiency initiatives.

●	Commission expense increased, primarily attributable to higher commission rates driven by general market conditions, as well as increased commission expense from the Company’s retained businesses consistent with approximately 11% year-over-year revenue growth. The businesses divested as part of the Company’s portfolio realignment initiatives historically generated proportionally lower commission expense relative to the commission revenue they contributed.
●	Salaries and wages decreased significantly due to the elimination of personnel costs associated with the divested FIS and EBS businesses.
●	General and administrative expenses declined as a result of operational efficiencies achieved through the Company’s OneFirm initiative and a leaner organizational structure.
●	Marketing and advertising expenses decreased substantially, consistent with the Company’s current marketing strategy.
●	Depreciation and amortization expense decreased due to the passage of time as certain assets became fully amortized, as well as the elimination of assets associated with divested operations.

Total interest expense (including related party interest) decreased significantly due to the repayment of outstanding loan balances and periodic paydowns of related party obligations.

As a result of the above factors, Insurance segment profitability improved compared to the prior-year period. The increase was primarily driven by reductions in operating expenses and lower interest expense, partially offset by the decline in revenue following the divestitures.

Strategic Ventures – Results of Operations

Three Months Ended March 31, 2026

The Strategic Ventures segment represents the Company’s activities conducted through EZRA International Group and the Scale51 operating model, including strategic technology and life sciences investments, acquisition and diligence activities, and equity method investment activity. The segment was established during the three months ended March 31, 2026 and did not have comparable operations in the prior-year period.

For the three months ended March 31, 2026, the Strategic Ventures segment did not generate revenue and incurred operating expenses of approximately $0.3 million, primarily consisting of legal, diligence, advisory, and other operating costs associated with the development and expansion of the segment’s activities. The Company also recognized approximately $26,000 of loss from equity method investments related to its investment in Enquantum. As a result, the Strategic Ventures segment reported a net loss of approximately $0.4 million for the three months ended March 31, 2026.

Non-GAAP Reconciliation from Net Loss to AEBITDA

The following table provides a reconciliation from consolidated net loss to consolidated AEBITDA for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended
	2026	2025

Net income (loss)	(1,471,167)	(1,736,882)
Adjustments:
Interest and related party interest expense	126,386	325,242
Depreciation and amortization	304,443	360,595
Share based compensation employees directors and third parties	191,358	1,024,985
Transactional costs	339,272	143,187
Non-standard costs		28,280
Loss from Equity Method Investment	26,030	-
Unrealized gains (losses) on digital assets, net	55,943	-
Total adjustments	1,043,432	1,882,289

AEBITDA	(427,735)	145,407

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

During 2025, the Company further diversified its capital structure through a combination of equity-based financing arrangements, including the Equity Line of Credit (“ELOC”) with White Lion Capital, LLC, the At-the-Market (“ATM”) Program with H.C. Wainwright & Co., LLC, and the Private Placement-2025 completed in June 2025. During the first quarter of 2026 completed a public offering generating gross proceeds of approximately $2.0 million before offering expenses. As discussed under “Recent Developments,” these financing vehicles provide the Company with multiple sources of capital that may be accessed opportunistically and at prevailing market prices while maintaining control over timing and issuance levels.

Management intends to use the net proceeds from these financings for general corporate purposes, including working capital, technology development, and to advance ongoing Scale51 initiatives. Management continues to evaluate additional financing alternatives and believes that the combination of strengthened balance-sheet metrics, flexible equity facilities, and expected operational cash flows provides adequate liquidity to support both near-term needs and long-term strategic growth objectives.

As of March 31, 2026, we had a combined unrestricted and restricted total cash balance of approximately $3,235,000 and working capital of approximately $2,604,000, compared with a combined unrestricted and restricted total cash balance of approximately $1,416,000 and working capital of approximately $1,875,000 as of December 31, 2025.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact on pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements, as such term is defined in Regulation S-K, during the three months ended March 31, 2026.

Cash Flows

	Three Months Ended March 31,
	2025	2024
Net cash used in (provided by) operating activities	$(571,000)	198,000
Net cash used in investing activities	(500,000)	(15,000)
Net cash provided by (used in) financing activities	1,575,000	(169,000)
Net increase in cash, cash equivalents, and restricted cash	$504,000	$14,000

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026, was approximately $571,000, compared to net cash flows provided by operating activities of approximately $198,000 for the three months ended March 31, 2025. The cash used includes a net loss of approximately $1,471,000, increased by approximate non-cash adjustments of $900,000 related to depreciation and amortization of approximately $304,000, share based compensation of approximately $191,000, loss on equity investment of approximately $26,000, and amortization of debt costs, non-cash lease expense, and change in fair value of digital assets of approximately $60,000 as well as a net increase in cash due to changes of net working capital items of approximately $318,000.

Investing Activities

During the three months ended March 31, 2026, cash flows used in investing activities approximated $500,000 compared to cash flows used by investing activities of approximately $15,000 for the three months ended March 31, 2025. The cash used during the three months ended March 31, 2026 is related to the Company’s investment in Enquantum.

Financing Activities

During the three months ended March 31, 2026, approximate cash provided by financing activities was $1.6 million, as compared to approximately $169,000 of cash used for the three months ended March 31, 2025. Net cash provided by financing activities during the three months ended March 31, 2026, related to net proceeds received from the Series K public offering and of common shares and warrants of approximately $2.5 million, and net ATM proceeds of approximately $34,000, offset by debt principal, and net short-term financings repayments of approximately $657,000, payments of loan payable, related parties totaling approximately $215,000, and cash paid for deemed dividends of approximately $131,000.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, and our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal year 2025.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, and determined them to be effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of March 31, 2026. Litigation relating to the insurance brokerage industry is not uncommon. As such we, from time to time have been subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as the same may be updated from time to time. As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time. The following risk factors are applicable to our recently announced expansion into the technology sector through EZRA International Group LLC and life sciences sector through LifeSci Global Group LLC, as well as our qualification for continued listing on the Nasdaq Capital Market, and are being provided to supplement those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

We have received a notice of non-compliance with Nasdaq's minimum bid price requirement, and our failure to regain compliance with Nasdaq's continued listing requirements could result in a delisting of our common stock.

Our common stock is currently listed on The Nasdaq Capital Market. Nasdaq imposes a number of continued listing requirements on listed issuers, including requirements relating to corporate governance, minimum bid price, public float, minimum stockholders' equity, and the market value of listed securities.

On December 12, 2025, the Company received a deficiency notice (the “Bid Price Notice”) from the Listing Qualifications staff of Nasdaq notifying the Company that, for the prior 30 consecutive business days, the closing bid price for the Company's common stock had been below $1.00 per share, and that the Company was therefore not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Bid Price Notice does not result in the immediate delisting of the Company's common stock from Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until June 10, 2026 (the “Initial Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company's common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the Initial Compliance Period.

If the Company does not regain compliance with the Minimum Bid Price Requirement during the Initial Compliance Period, the Company may be eligible for an additional 180-calendar-day compliance period, provided that the Company satisfies Nasdaq's continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (other than the Minimum Bid Price Requirement) and notifies Nasdaq of its intention to cure the deficiency, including, if necessary, by effecting a reverse stock split. There can be no assurance that the Company will be eligible for, or that Nasdaq will grant, an additional compliance period. If the Company is not granted an additional compliance period, or if it appears to Nasdaq that the Company will not be able to cure the deficiency, Nasdaq will provide notice that the Company's common stock is subject to delisting, in which case the Company would have the right to appeal Nasdaq's determination to a Nasdaq Hearings Panel.

On May 7, 2026, the Board approved a reverse stock split of the Company's outstanding shares of common stock at a ratio of 1-for-40. The Company intends to effect the reverse stock split with the principal objective of regaining compliance with the Minimum Bid Price Requirement prior to the expiration of the Initial Compliance Period on June 10, 2026. There can be no assurance, however, that the reverse stock split will achieve its intended effect of increasing the market price of our common stock to a level sufficient to satisfy the Minimum Bid Price Requirement, that any such increase will be sustained for the required ten consecutive business days during the Initial Compliance Period, or that the Company will otherwise regain or maintain compliance with the Minimum Bid Price Requirement or any other Nasdaq continued listing requirement. Even if the reverse stock split causes the closing bid price of our common stock to exceed $1.00 per share initially, the price may decline thereafter as a result of, among other factors, the dilutive effect of future financings, market reaction to the reverse stock split, the trading volatility of small-capitalization companies, and broader market conditions, any of which could cause us to fall back out of compliance with the Minimum Bid Price Requirement.

In addition to the Minimum Bid Price Requirement, Nasdaq's continued listing standards include requirements that we maintain a minimum stockholders' equity of $2.5 million (or alternatively a minimum market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years), minimum public float, and corporate governance standards including with respect to the independence of our directors and the composition of our Board committees. Recent and contemplated changes to the composition of our Board of Directors, including the potential loss of independence of one or more of our directors as a result of our acquisition activities, could affect our compliance with Nasdaq's corporate governance requirements, including the requirement that our audit committee consist of at least three independent directors. We may not satisfy one or more of these continued listing standards in the future, and any failure to do so could result in our receiving additional deficiency notices from Nasdaq and, ultimately, the delisting of our common stock.

Any perception that we may not comply with Nasdaq's continued listing requirements, the public announcement or receipt of any deficiency notice, or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade, and increase the transaction costs inherent in trading such shares. A delisting could also deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our common stock.

If our common stock were to be delisted from Nasdaq, trading of our common stock could be conducted in the over-the-counter market, including on the OTC Markets or other quotation systems. Trading in the over-the-counter market is generally characterized by decreased trading volume, greater price volatility, and reduced liquidity compared to trading on a national securities exchange. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for, our common stock. A delisting of our common stock from Nasdaq could also materially adversely affect our ability to raise additional capital (including under our existing at-the-market offering program and our equity line of credit with White Lion Capital, LLC, which require Nasdaq listing), could trigger default or other adverse consequences under our outstanding warrants or other agreements, could result in reduced analyst coverage and investor interest in our securities, could subject our common stock to “penny stock” rules under the Exchange Act, and could negatively impact the perception of our financial condition and prospects. Any of these factors could cause the market price of our common stock to decline and could materially and adversely affect our business, financial condition, and results of operations.

Risks Related to Our Technology Investment Strategy and Enquantum

Our expansion into the technology sector through EZRA International Group and Scale51 represents a new line of business in which we have limited operating experience.

In January 2026, we launched EZRA International Group and introduced our Scale51 operating model, under which we intend to pursue majority ownership positions in technology-driven businesses. Operating, evaluating, and managing technology-focused businesses requires expertise that differs materially from the expertise required to operate our insurance brokerage and InsurTech businesses, and our management team has limited direct experience operating businesses in many of the technology subsectors we may target, including post-quantum cryptography, cybersecurity, artificial intelligence, and other emerging technology fields. Successful execution of our Scale51 strategy depends on our ability to identify suitable investment opportunities, conduct adequate technical and commercial diligence, negotiate transactions on favorable terms, secure required regulatory and third-party approvals, integrate or oversee acquired or portfolio companies, and recruit and retain personnel with relevant technical expertise. We may be unable to do any of these things effectively. If our Scale51 strategy proves unsuccessful, our financial condition, results of operations, and the market price of our common stock could be materially adversely affected.

Investments in early-stage technology companies, including Enquantum, are highly speculative and subject to a substantial risk of loss.

Enquantum is an early-stage company that has generated no revenue, has a shareholders' deficit, has current liabilities in excess of current assets, and is dependent on our continued milestone funding for its operations. Early-stage technology companies are subject to numerous risks, including the lengthy, expensive, and uncertain nature of technology development; the possibility that products or technologies will fail to perform as intended or fail to achieve commercial acceptance; reliance on a small number of key personnel; the need to secure and maintain intellectual property protection; competition from larger and better-capitalized companies and from alternative or substitute technologies; and dependence on additional capital, which may be unavailable on acceptable terms or at all. Many early-stage technology companies fail to achieve commercialization and ultimately cease operations. We may be required to write down or write off all or a substantial portion of our investment in Enquantum, and we may not realize any return on our investment.

The market for post-quantum cryptography and related technologies is unproven, and Enquantum's products may fail to achieve technical or commercial success.

Enquantum's business is focused on post-quantum cryptography and related data protection technologies. The market for post-quantum cryptography is at an early and evolving stage, and broader commercial adoption depends on a number of factors outside Enquantum's control, including the timing and pace of the development of cryptographically relevant quantum computers, the publication and adoption of post-quantum cryptographic standards by U.S. and foreign standards-setting bodies (including the National Institute of Standards and Technology), regulatory mandates affecting cryptographic transitions, and customer awareness of and willingness to invest in post-quantum protections. Enquantum's product candidates may fail to satisfy applicable standards, may be technically inferior to competing products or implementations developed by larger or better-resourced competitors, or may be rendered obsolete by alternative technologies or approaches. Even if Enquantum's technology proves technically sound, the market may not develop on the timeline or at the scale that Enquantum and we currently anticipate.

Enquantum's business is dependent on its ability to obtain, maintain, and enforce intellectual property rights, which is uncertain.

The value of our investment in Enquantum is substantially dependent on Enquantum's ability to obtain, maintain, defend, and enforce patent, trade secret, and other intellectual property protection for its quantum-encryption technologies, product candidates, and know-how. Enquantum's intellectual property positions involve complex legal, scientific, and factual questions, and we have allocated a substantial portion of the excess of our investment cost over Enquantum's net assets to Enquantum's intellectual property and in-process research and development. Enquantum may be unable to obtain meaningful patent protection in relevant jurisdictions, issued patents may be narrowed, invalidated, or held unenforceable, and competitors may develop products that design around Enquantum's patents. Enquantum may also be subject to claims that its products or technologies infringe third-party intellectual property rights, including from larger competitors with extensive patent portfolios in cryptography and security. Any failure to protect or defend Enquantum's intellectual property could materially adversely affect Enquantum's prospects, the value of our investment, and the recoverability of the basis difference allocated to Enquantum's intellectual property and in-process research and development.

We may not obtain a controlling interest in Enquantum on the timeline we currently anticipate, or at all.

We have entered into a Share Purchase Agreement contemplating the acquisition of up to 51% of Enquantum's fully diluted ordinary shares for aggregate consideration of approximately $2.1 million, payable in milestone-based tranches over approximately ten months and including a final control step-up tranche payable in shares of our common stock. Our ability to acquire a controlling interest in Enquantum is subject to satisfaction of specified milestones and other conditions, the continued availability of capital to fund the remaining tranches, the absence of disputes between the parties, and the absence of intervening regulatory or third-party developments. We may be unable to satisfy the conditions to one or more remaining tranches on a timely basis, or at all. Even if we acquire a controlling interest, we will be required to consolidate Enquantum as a majority-owned subsidiary under U.S. generally accepted accounting principles, which would materially change our consolidated financial statements and may introduce volatility into our reported results.

Our investment in Enquantum requires significant ongoing capital commitments that may exceed currently anticipated amounts.

Our remaining unfunded commitment under the Enquantum Share Purchase Agreement is approximately $1,458,000 in cash tranches, plus approximately $125,000 payable in shares of our common stock for the final control step-up tranche. Enquantum is dependent on our continued milestone funding for its operations, and Enquantum may require additional capital from us beyond our current commitments to fund its operations, complete development of its product candidates, or achieve commercialization. Any such additional funding requirements could be substantial and may exceed amounts we currently anticipate. We may not have sufficient capital to satisfy these funding needs, and any required external financing may not be available on acceptable terms or at all. To the extent we are unable or unwilling to provide additional funding to Enquantum, the value of our existing investment in Enquantum could be impaired and Enquantum's operations may be curtailed or cease entirely.

Our investment in Enquantum, an Israeli company, exposes us to cross-border legal, regulatory, geopolitical, and tax risks.

Enquantum is an Israeli company with operations in Israel. Our investment is therefore subject to a range of cross-border risks that we have not historically faced in our domestic insurance brokerage business, including the application of Israeli corporate, securities, intellectual property, employment, and tax laws and regulations to Enquantum and to our investment; restrictions on the export of cryptographic technology under U.S. and Israeli export control regimes; foreign currency exchange risks; political, economic, and military instability in Israel and the broader region, including ongoing armed conflicts and security risks affecting Israeli operations and personnel; and difficulties in enforcing contractual rights or judgments across jurisdictions. We rely on Israeli counsel and advisors with respect to matters of Israeli law, and our directors, officers, and U.S. counsel may have limited ability to independently evaluate Israeli legal, regulatory, and operational risks. Any of these risks, individually or in the aggregate, could materially adversely affect Enquantum's operations and the value of our investment.

Our minority position in Enquantum currently limits our ability to control or influence its strategic direction.

We currently hold a minority equity interest in Enquantum, representing approximately 29.4% of Enquantum's issued and outstanding shares as of April 21, 2026. We hold two of five seats on Enquantum's board of directors, but we do not control Enquantum, and key strategic, operational, financing, and personnel decisions affecting Enquantum may be made without our consent. Enquantum may pursue a strategy with which we disagree, may issue additional equity that dilutes our ownership interest, may enter into transactions on terms that we view as unfavorable, or may experience disputes among its equity holders or management. Until we acquire a controlling interest, our ability to direct Enquantum's affairs to realize our investment objectives will be limited.

The accounting treatment of our Enquantum investment is complex and subject to revision based on subsequent events.

We account for our investment in Enquantum under the equity method of accounting, with a substantial portion of our investment cost recognized as an indefinite-lived intangible basis difference allocated to Enquantum's quantum-encryption intellectual property and in-process research and development. Application of the relevant accounting standards to this investment requires significant judgment, and the carrying value of the investment is subject to evaluation for impairment whenever events or circumstances indicate the carrying value may not be recoverable. If we acquire a controlling interest in Enquantum, we will be required to apply business combination accounting under ASC 805, which would require, among other things, the remeasurement of our existing investment at fair value and recognition of any resulting gain or loss, the identification and fair value measurement of acquired assets and assumed liabilities, and the consolidation of Enquantum's operating results and financial position. Changes in our or Enquantum's circumstances, including changes in milestone achievement, financing terms, governance rights, intellectual property positions, or the financial condition of Enquantum, may require us to revise our accounting conclusions, recognize material impairment charges, or restate prior period financial statements.

Risks Related to Our Life Sciences Investment Strategy and LGG

Our expansion into the life sciences sector represents a new line of business in which we have limited operating experience.

Through LGG, we have entered the healthcare and life sciences sector, a field in which we have not previously operated and in which our management team has limited direct operating experience. The life sciences sector is highly specialized and differs materially from the insurance and digital asset businesses that have historically constituted our principal lines of business. Successfully evaluating, executing, and managing investments in healthcare-related companies requires scientific, clinical, regulatory, and commercial expertise that we may not possess internally and that we may be required to obtain through hires, advisors, or third-party consultants, any of which may be costly or unavailable on acceptable terms. Our lack of historical experience in the sector may impair our ability to identify suitable investment opportunities, conduct adequate diligence, anticipate sector-specific risks, or realize the anticipated benefits of our life sciences strategy. If our life sciences strategy proves unsuccessful, our financial condition, results of operations, and the market price of our common stock could be materially adversely affected.

Investments in early-stage life sciences companies, including Innervate, are highly speculative and subject to a substantial risk of loss.

LGG's initial investment is in Innervate, an early-stage life sciences company developing radiopharmaceutical product candidates. Early-stage life sciences companies are subject to numerous risks that are unique to the sector, including the lengthy, expensive, and uncertain nature of preclinical and clinical development; the need to obtain regulatory approval from the U.S. Food and Drug Administration and comparable foreign authorities before any product candidate may be commercialized; the possibility that product candidates will fail to demonstrate safety or efficacy at any stage of development; reliance on third-party manufacturers, contract research organizations, and clinical investigators; the need to secure and maintain patent and other intellectual property protection; potential product liability exposure; competition from larger and better-capitalized companies; and dependence on additional capital, which may be unavailable on acceptable terms or at all. Radiopharmaceutical products in particular are subject to specialized regulatory requirements relating to the handling, transportation, manufacture, and administration of radioactive materials. Many early-stage life sciences companies fail to bring any product to market and ultimately cease operations. We may be required to write down or write off all or a substantial portion of our investment in Innervate, and we may not realize any return on our investment.

LGG is a newly formed entity with no operating history, and we may not realize the anticipated benefits of our life sciences platform strategy.

LGG was formed in April 2026 and has no operating history. We expect LGG to serve as the platform through which we pursue additional investments in the healthcare and life sciences sector, but there can be no assurance that LGG will identify, complete, or successfully manage future investments, or that any such investments will generate returns. Our ability to deploy capital through LGG is dependent on, among other things, the availability of suitable investment opportunities, our continued willingness and ability to fund LGG, the performance of LGG's portfolio companies, and the cooperation of our minority partner in LGG. The formation of LGG and the establishment of related governance, accounting, and compliance infrastructure may also divert management attention and resources from our other lines of business. If LGG fails to achieve its strategic objectives, we may not recover the capital we have committed to LGG and our financial condition and results of operations could be materially and adversely affected.

We have committed capital to LGG and may be required to commit additional capital, which may not be available on favorable terms.

In connection with the formation of LGG, we entered into a promissory note providing for borrowings by LGG of up to $2.0 million, $500,000 of which had been advanced as of April 30, 2026. We may, in the future, be required or elect to provide additional debt or equity financing to LGG to fund follow-on investments in Innervate, to support new investments by LGG, or to fund LGG's operating expenses. Any such additional funding requirements could be substantial and may exceed amounts we currently anticipate. We may not have sufficient capital available to satisfy these funding needs from cash on hand, and any required external financing may not be available on acceptable terms, or at all. To the extent we are unable or unwilling to provide additional funding to LGG, the value of our existing investments in LGG and its portfolio companies could be impaired. Conversely, our funding of LGG may reduce the capital available for our other business lines and strategic priorities.

Our investment in LGG and Innervate involves significant related party transactions and conflicts of interest.

LGG is owned approximately 51% by us and approximately 49% by LifeSci Management Group LLC, an entity owned by certain members of our management and Board of Directors. As a result, members of our management and Board of Directors have direct and indirect economic interests in LGG that differ from those of our public stockholders. In addition, one of our directors serves as the chief executive officer of Innervate, the company in which LGG made its initial investment. These overlapping relationships create actual and potential conflicts of interest with respect to, among other matters, the negotiation of the terms of our funding arrangements with LGG, decisions regarding additional capital commitments to LGG, the selection, valuation, and timing of LGG investments, decisions concerning Innervate (including any future financings, strategic transactions, or exits), the allocation of business opportunities between us and LGG, and the management of LGG's portfolio. Although the formation of LGG, the related financing arrangements, and the Innervate investment were reviewed and approved by the independent and disinterested members of our Board of Directors, the existence of these conflicts may result in decisions that are less favorable to us than those that would be made in arm's-length transactions with unrelated third parties, and could expose us to litigation, regulatory scrutiny, or reputational harm. Future related party transactions involving LGG, its minority owner, or its portfolio companies may arise, and we cannot assure you that the procedures we have implemented will be adequate to mitigate the risks associated with such transactions.

Our minority ownership position in Innervate limits our ability to control or influence its strategic direction.

LGG holds a minority equity interest in Innervate. Although LGG has obtained certain additional rights in connection with its investment, LGG does not control Innervate, and key strategic, operational, financing, and personnel decisions affecting Innervate may be made without LGG's consent. Innervate may pursue a strategy with which we disagree, may issue additional equity that dilutes LGG's ownership interest, may enter into transactions on terms that we view as unfavorable, or may experience disputes among its equity holders or management. Our director's role as chief executive officer of Innervate does not assure that Innervate's actions will align with our interests, and any decisions made by that director in his capacity as an officer of Innervate are subject to fiduciary duties owed to Innervate and its other equity holders, which may diverge from his duties to us. The illiquid and privately held nature of LGG's investment in Innervate may also make it difficult or impossible for us to exit the investment on a timely basis or at a favorable price.

Consolidation of LGG, and any future consolidation of Innervate, may introduce volatility and complexity into our financial statements.

We expect to consolidate LGG in our financial statements as a majority-owned subsidiary, with the noncontrolling interest of LifeSci Management Group LLC reflected accordingly. As LGG's portfolio grows, our consolidated financial statements will reflect LGG's investment activity, including changes in the fair value of its portfolio investments and operating expenses, which may introduce volatility and complexity into our reported results. Application of the relevant accounting standards to LGG, its investments, and its capital structure requires significant judgment, and changes in our or LGG's circumstances—including changes in ownership percentages, governance rights, or the financial condition of portfolio companies—may require us to revise our accounting conclusions, recognize impairment charges, or restate prior period financial statements. In addition, the integration of life sciences-related accounting, valuation, and disclosure processes into our financial reporting function may strain our internal controls over financial reporting, particularly given our status as a smaller reporting company.

Innervate's radiopharmaceutical product candidates are subject to specialized and overlapping regulatory regimes that increase the cost, complexity, and risk of development.

Radiopharmaceutical products are subject not only to the regulatory requirements applicable to pharmaceutical products generally, including the U.S. Food and Drug Administration's investigational new drug, new drug application, and biologics license application processes, but also to the requirements of the U.S. Nuclear Regulatory Commission, Agreement State radiation control programs, the U.S. Department of Transportation, and analogous foreign authorities governing the production, handling, storage, transportation, and administration of radioactive materials. These overlapping regimes can lengthen development timelines, increase costs, and create the risk of inconsistent or conflicting requirements. Failure to obtain or maintain any required license, registration, or authorization, or any violation of applicable radiation safety or transportation requirements, could delay or prevent the development or commercialization of Innervate's product candidates and adversely affect the value of LGG's investment.

Innervate depends on the availability of medical radioisotopes and specialized manufacturing infrastructure, the supply of which is limited and subject to disruption.

Radiopharmaceutical product candidates require medical radioisotopes, many of which are produced by a small number of nuclear reactors and cyclotrons worldwide and are subject to supply constraints, geopolitical risk, aging production infrastructure, and short half-lives that make stockpiling impractical. In addition, the manufacture, compounding, and distribution of radiopharmaceutical products require specialized facilities, equipment, and personnel that are not widely available. Disruptions in isotope supply or manufacturing capacity, the loss of a key supplier or contract manufacturer, or the inability to secure manufacturing capacity on commercially reasonable terms could delay clinical development, impair commercialization, or result in increased costs for Innervate, any of which could materially adversely affect the value of LGG's investment.

Even if Innervate's product candidates obtain regulatory approval, commercial success will depend on coverage, pricing, and reimbursement determinations that are outside Innervate's control.

The commercial viability of any approved radiopharmaceutical product depends on the willingness of government payors, including Medicare and Medicaid, and private third-party payors to provide adequate coverage and reimbursement. Coverage and reimbursement determinations for radiopharmaceutical products, particularly those administered in hospital outpatient or imaging settings, are subject to evolving payment methodologies, separate payment policies, bundling rules, and ongoing legislative and regulatory reform efforts in the United States and abroad. There can be no assurance that Innervate's product candidates, if approved, will receive favorable coverage or reimbursement, and inadequate reimbursement could limit market acceptance, pricing, and ultimately the value of LGG's investment.

Innervate's success depends on its ability to obtain, maintain, and enforce intellectual property rights, which is uncertain and expensive.

The value of LGG's investment in Innervate is substantially dependent on Innervate's ability to obtain, maintain, defend, and enforce patent and other intellectual property protection for its product candidates, technologies, and know-how. The patent positions of life sciences companies are highly uncertain and involve complex legal, scientific, and factual questions. Innervate may be unable to obtain meaningful patent protection in relevant jurisdictions, issued patents may be narrowed, invalidated, or held unenforceable, and competitors may develop products that design around Innervate's patents. Innervate may also be subject to claims that its product candidates infringe third-party intellectual property rights, which could result in injunctive relief, damages, or the need to obtain licenses on commercially unreasonable terms. Any failure to protect or defend Innervate's intellectual property could materially adversely affect Innervate's prospects and the value of LGG's investment.

Innervate is exposed to product liability and clinical trial liability risks that may not be adequately covered by insurance.

The development, testing, and any commercialization of radiopharmaceutical product candidates involves inherent risk of product liability claims, including claims arising from radiation exposure, adverse events in clinical trials, contamination, off-target effects, manufacturing defects, and the prescribing or administration of approved products. Such claims may result in substantial damages, regulatory action, the suspension or termination of clinical trials, recalls, reputational harm, and significant defense costs. Insurance coverage for clinical trial liability and product liability in the radiopharmaceutical sector may be limited, expensive, or unavailable, and Innervate may not maintain coverage that is adequate to address all potential claims. Any uninsured or underinsured liability could materially impair Innervate's operations and the value of LGG's investment.

Innervate is subject to a broad range of healthcare laws and regulations, violations of which could result in significant penalties.

Innervate's current and future operations may be subject to extensive U.S. federal and state, and analogous foreign, healthcare laws and regulations, including, among others, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Physician Payments Sunshine Act, the Health Insurance Portability and Accountability Act, the Foreign Corrupt Practices Act, and laws governing the marketing and promotion of pharmaceutical products. These laws are subject to evolving interpretation and aggressive enforcement, and even unintentional violations may give rise to substantial civil and criminal penalties, exclusion from federal healthcare programs, corporate integrity obligations, and reputational harm. Any government investigation or enforcement action involving Innervate, even if ultimately resolved without findings of wrongdoing, could materially adversely affect Innervate and the value of LGG's investment.

The fair value of LGG's investment in Innervate is inherently uncertain and may be subject to material adjustment.

Innervate is a privately held company with no public trading market for its securities, and the fair value of LGG's investment will be determined based on management's estimates and judgments, including assumptions regarding Innervate's product development progress, capital needs, comparable company valuations, the rights and preferences of Innervate's various classes of equity, and broader market conditions. These valuation determinations are inherently subjective and may be required to be revised materially as a result of subsequent events, including the results of clinical or preclinical studies, regulatory developments, financing rounds at lower valuations (so-called “down rounds”), changes in market conditions, or new information regarding Innervate. Any downward adjustment in the fair value of LGG's investment could result in material non-cash charges to our consolidated results of operations.

Future investments by LGG may expose us to additional, and potentially different, life sciences-related risks.

We have stated our expectation that LGG will serve as a platform for additional investments in the healthcare and life sciences sector. Future investments may involve different therapeutic modalities, disease areas, regulatory pathways, geographies, or stages of development than the Innervate investment, and may expose us to risks that we have not previously encountered. Future investments may also involve additional related party considerations, larger capital commitments, the use of leverage, the issuance of equity or debt securities by us or our subsidiaries, or the assumption of contingent liabilities. We may be unable to identify suitable investments, complete acquisitions on acceptable terms, integrate or oversee acquired or portfolio companies, or realize the strategic and financial benefits we anticipate. Any failure to execute on LGG's investment strategy could materially adversely affect our financial condition, results of operations, and the market price of our common stock.

Our expansion into the life sciences sector, alongside our existing insurance and digital asset businesses, may adversely affect investor perceptions of our strategic focus and capital discipline.

Within a relatively short period, we have announced significant new strategic initiatives, including our digital asset treasury strategy and, through LGG, our expansion into the healthcare and life sciences sector. Investors, analysts, rating agencies, lenders, customers, and regulators may view these initiatives as evidence of strategic drift, lack of focus, or insufficient capital discipline, particularly when undertaken alongside related party arrangements and during a period in which we are addressing Nasdaq listing compliance matters. Negative perceptions could adversely affect our access to capital, the cost of capital, our relationships with counterparties, our ability to attract and retain personnel, and the market price of our common stock, regardless of the underlying performance of any individual business line.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) On March 11, 2026, the Company adopted Amended and Restated Bylaws (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws revise the provision governing the date of the Company’s annual meeting of shareholders to provide that the annual meeting will be held on such date and at such time as determined by the Company’s Board of Directors, rather than on the second Tuesday of April of each year. No other substantive changes were made to the bylaws.

In addition, on March 17, 2026, the Company filed Articles of Restatement of its Articles of Incorporation (the “Articles of Restatement”) with the Secretary of State of the State of Florida. The Articles of Restatement restate the Company’s Articles of Incorporation in their entirety and became effective upon filing.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

c) During the quarter ended March 31, 2026, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1
Articles of Restatement to the Articles of Incorporation of Reliance Global Group, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2026).

3.2	Amended and Restated Bylaws of Reliance Global Group, Inc., dated March 11, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2026).

10.1	Common Stock Purchase Agreement, dated as of August 26, 2025, by and between Reliance Global Group, Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2025).

10.2*	Registration Rights Agreement, dated as of August 26, 2025, by and between Reliance Global Group, Inc. and White Lion Capital, LLC

10.3	Interim Crypto Purchase Agreement, entered into between the Company and Moshe Fishman, dated September 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2025).

10.4	Amendment No. 1 to Common Stock Purchase Agreement, dated November 5, 2025, by and between Reliance Global Group, Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2025).

10.5
Amendment No. 2 to Common Stock Purchase Agreement, dated March 12, 2026, by and between Reliance Global Group, Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2026).

10.6	Full and Final Release and Settlement Agreement, dated March 13, 2026, by and among Reliance Global Group, Inc., Reliance Global Holdings, LLC, Ezra S. Beyman, Debbie Beyman, Eli Rubin and 9352-9113 Quebec Inc. d/b/a Excellent Photo (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2026).

10.7

Full and Final Release and Settlement Agreement, dated March 11, 2026, by and among Reliance Global Group, Inc., Reliance Global Holdings, LLC, Ezra S. Beyman, Debbie Beyman, Eliezer Kreindler and Lazar’s Group, Inc (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2026).

10.8	Promissory Note, dated April 29, 2026, by and between EZRA International Group LLC and LifeSci Global Group LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2026).

10.9	Unit Subscription Agreement, dated April 30, 2026, by and between Innervate Radiopharmaceuticals LLC and LifeSci Global Group LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2026).

10.10	Letter Agreement (Side Letter), dated April 30, 2026, by and between Innervate Radiopharmaceuticals LLC and LifeSci Global Group LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2026).

10.11	Reliance Global Group, Inc. 2025 Equity Inventive Plan (incorporated by reference to Appendix I to the Definitive Proxy Statement on Schedule 14A filed on April 15, 2025).

10.12	Amendment No. 1 to the Reliance Global Group, Inc. 2025 Equity Incentive Plan, dated May 6, 2026.

10.13	Share Purchase Agreement, dated February 5, 2026, by and between Reliance Global Group, Inc. and Enquantum Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2026).

10.14	Amendment No. 1 to Share Purchase Agreement, dated February 19, 2026, by and between Reliance Global Group, Inc. and Enquantum Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed herewith

**Furnished herewith

† Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reliance Global Group, Inc.

Date: May 7, 2026	By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer
(principal executive officer)

Date: May 7, 2026	By:	/s/ Joel Markovits
Joel Markovits
Chief Financial Officer
(principal financial officer and principal accounting officer)

