Form 10-Q
period 2026-06-30
Reliance Global Group, Inc.
filed 2026-07-30
CIK 1812727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☒

At July 30, 2026, the registrant had 1,002,998 shares of common stock, par value $0.086 per share, outstanding.

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash	$843,513	$1,315,634
Restricted cash	963,860	1,415,725
Accounts receivable	745,198	746,275
Accounts receivable, related parties	30,453	3,530
Other receivables	15,032	23,526
Prepaid expense and other current assets	566,503	766,985
Total current assets	3,164,559	4,271,675

Property and equipment, net	69,132	77,196
Right-of-use assets	762,097	897,610
Equity Investments	1,213,771	-
Intangibles, net	2,856,563	3,387,980
Goodwill	4,786,555	4,786,555
Digital assets, fair value	-	108,913
Other non-current assets	18,492	18,492
Total assets	$12,871,169	$13,548,421

Liabilities and Equity
Current liabilities:
Accounts payable and other accrued liabilities	$894,558	$653,293
Short-term financing agreements	106,153	58,942
Current portion of loans payables, related parties	-	286,546
Other payables	59,957	83,263
Current portion of long-term debt	595,676	1,038,294
Operating lease liability, current portion	279,520	276,470
Total current liabilities	1,935,864	2,396,808

Long term debt, less current portion	3,768,347	4,062,972
Operating lease liability, less current portion	519,708	661,211
Total liabilities	6,223,919	7,120,991

Stockholders’ equity:
Preferred stock, $0.086 par value; 750,000,000 shares authorized and 0 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.086 par value; 50,000,000 shares authorized and 820,948 and 266,103 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	70,602	22,885
Additional paid-in capital	65,103,404	61,465,850
Accumulated deficit	(58,523,843)	(55,061,305)
Total Reliance Global Group, Inc. stockholders’ equity	6,650,163	6,427,430
Noncontrolling interest	(2,913)	-
Total stockholders’ equity	6,647,250	6,427,430
Total liabilities and stockholders’ equity	$12,871,169	$13,548,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
Commission income	$2,110,815	$3,086,677	$5,937,607	7,322,897
Total revenue	2,110,815	3,086,677	5,937,607	7,322,897

Operating expenses:
Commission expense	826,991	988,774	2,408,808	2,458,202
Salaries and wages	1,567,040	2,563,519	3,180,151	4,793,357
General and administrative expenses	1,157,649	1,492,839	2,514,230	3,009,067
Marketing and advertising expenses	130,370	67,207	341,018	134,483
Depreciation and amortization	252,976	346,151	557,420	706,746
Total operating expenses	3,935,026	5,458,490	9,001,627	11,101,855

Loss from operations	(1,824,211)	(2,371,813)	(3,064,020)	(3,778,958)

Other income (expense):
Interest expense	(124,659)	(297,642)	(251,045)	(598,124)
Interest (expense) related parties	-	(21,346)	-	(46,106)
Other income (expense), net	(16,266)	(20,100)	(39,266)	(24,598)
Loss from equity method investment	(94,354)	-	(120,384)	-
Realized and unrealized gains on digital assets, net	65,206	-	9,263	-
Total other (expense) income	(170,073)	(339,088)	(401,432)	(668,828)

Net loss	(1,994,284)	(2,710,901)	(3,465,452)	(4,447,786)

Less: Net loss attributable to noncontrolling interests	(2,913)	-	(2,913)	-

Net loss attributable to Reliance Global Group, Inc.	$(1,991,371)	$(2,710,901)	$(3,462,539)	$(4,447,786)

Basic and diluted loss per share	$(3.26)	$(33.90)	(6.93)	$(61.20)
Weighted average number of shares outstanding–basic and diluted	610,289	79,962	518,257	72,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Reliance Global Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance December 31, 2025 (Audited)	266,103	$22,885	$61,465,850	$(55,061,305)	$6,427,430	$-	$6,427,430

Common share-based compensation	250	22	15,478	-	15,500	-	15,500

Common shares issued for ATM share sales	2,241	194	33,886	-	34,080	-	34,080

Common shares and warrants issued for a public offering	262,732	22,595	2,521,530	-	2,544,125	-	2,544,125

Deemed dividend	-		(130,910)		(130,910)	-	(130,910)

Net loss	-	-	-	(1,471,167)	(1,471,167)	-	(1,471,167)

Balance, March 31, 2026	531,325	$45,696	$63,905,834	$(56,532,472)	$7,419,058	$-	$7,419,058

Common share-based compensation	250	$21	$15,597	$-	$15,618	$-	$15,618

Additional public offering costs	-	-	(17,825)	-	(17,825)	-	(17,825)

Common shares issued for reverse stock split round up	480	41	(41)	-	-	-	-

Common shares issued for services	9,156	787	129,956	-	130,743	-	130,743

Common shares issued pursuant to sales on an Equity Line of Credit	3,000	258	11,109	-	11,367	-	11,367

Common shares issued for ATM share sales	276,737	23,799	1,058,774	-	1,082,573	-	1,082,573

Net loss	-	-	-	(1,991,371)	(1,991,371)	(2,913)	(1,994,284)

Balance, June 30, 2026	820,948	$70,602	$65,103,404	$(58,523,843)	$6,650,163	$(2,913)	$6,647,250

	Common Stock		Additional Paid-in	Accumulated	Total Reliance Global Group, Inc. Stockholders’	Noncontrolling
	Shares	Amount	Capital	Deficit	Equity	Interest	Total
Balance December 31, 2024 (Audited)	56,255	$4,838	$50,877,307	$(48,073,549)	$2,997,242	$-	$2,997,242

Common share-based compensation	11,566	995	973,990	-	974,985	-	974,985

Common shares issued for services	2,625	226	141,524	-	141,750	-	141,750

Common shares issued for acquisition purchase price prepayment	3,925	338	239,087	-	239,425	-	239,425

Net loss	-	$-	$-	$(1,736,882)	$(1,736,882)	$-	$(1,736,882)

Balance, March 31, 2025	74,372	$6,397	$52,231,908	$(49,810,431)	$2,616,520	$-	$2,616,520

Common share-based compensation	1	$-	$877,368	$-	$877,368	$-	$877,368

Common shares issued for services	3,099	267	149,733	-	150,000	-	150,000

Common shares issued for private placement	-	-	2,148,631	-	2,148,631	-	2,148,631

Net loss	-		-	(2,710,901)	(2,710,901)	-	(2,710,901)

Balance, June 30, 2025	77,472	$6,664	$55,407,640	$(52,521,332)	$3,081,618	$-	$3,081,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reliance Global Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,465,452)	$(4,447,786)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	557,420	706,746
Amortization of debt issuance costs and accretion of debt discount	5,356	9,991
Non-cash lease expense	(2,940)	2,646
Equity based compensation expense	31,118	1,852,353
Equity based payments to third parties	370,776	652,189
Loss on equity method investment	120,384	-
Realized gain on digital assets, net	(9,263)
Change in operating assets and liabilities:
Accounts receivable	1,077	509,750
Accounts receivable, related parties	(26,923)	17
Other receivables	8,494	(14,705)
Prepaid expense and other current assets	(39,551)	(40,537)
Accounts payables and other accrued liabilities	241,256	113,597
Other payables	(23,305)	1,058
Net cash used in continuing operating activities	(2,231,553)	(654,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,434)	(9,540)
Purchase of intangibles	(13,506)	(17,597)
Sale of digital assets	118,176	-
Investments in equity investments	(1,334,155)	-
Net cash used in investing activities	(1,233,919)	(27,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(742,599)	(768,000)
Proceeds from short term financings	149,934	150,000
Principal repayments of short term financings	(102,723)	(102,618)
Proceeds from loans payable, related parties	-	1,142,166
Payments of loans payable, related parties	(286,536)	(310,844)
Series J Private Placement	-	2,148,631
Proceeds from common shares issued through an at the market offering	1,116,653	-
Proceeds from common shares issued through a public offering	2,526,300	-
Proceeds from common shares issued through an Equity Line of Credit	11,367	-
Cash paid for deemed dividends	(130,910)	-
Net cash provided by continuing financing activities	2,541,486	2,259,335

Net (decrease) increase in cash and restricted cash	(923,986)	1,577,517
Cash and restricted cash at beginning of period	2,731,359	1,797,694
Cash and restricted cash at end of period	$1,807,373	$3,375,211

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. During the second quarter of 2026, the Company formed LifeSci Global Group LLC (“LGG”), of which the Company owns 51% through its wholly owned subsidiary EZRA International Group, LLC (“EIG”). LGG is consolidated as a majority-owned subsidiary, and the equity interest not attributable to the Company is presented as a noncontrolling interest. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity

As of June 30, 2026, the Company’s reported cash and restricted cash aggregated balance was approximately $1,807,000, current assets were approximately $3,165,000 and current liabilities were approximately $1,936,000. As of June 30, 2026, the Company had working capital of approximately $1,229,000 and stockholders’ equity of approximately $6,647,000. For the six months ended June 30, 2026, the Company had a loss from operations of approximately $3,064,000, and net loss of approximately $3,465,000.

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

Cash and Restricted Cash

Cash and restricted cash (restricted for debt service coverage) on our unaudited condensed consolidated statements of cash flows consists of the following:

	June 30, 2026	June 30, 2025
Cash	$843,513	$1,957,000
Restricted cash	963,860	1,418,211
Total cash and restricted cash	$1,807,373	$3,375,211

Equity Investments

Equity investments in entities over which the Company does not exercise control or significant influence, and for which there is no readily determinable fair value, are accounted for under the measurement alternative in ASC 321, Investments—Equity Securities. Under this alternative, such investments are carried at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company evaluates such investments for impairment at each reporting period based on qualitative and quantitative factors, including the investee’s financial condition, operating results, and near-term business prospects.

Equity Method Investments

The Company accounts for investments in entities over which it exercises significant influence but does not control using the equity method of accounting (ASC 323). Under the equity method, the investment is initially recorded at cost and subsequently adjusted for the Company’s proportionate share of the investee’s net income or loss, which is presented as a non-operating item in the Company’s unaudited condensed consolidated statements of operations. Dividends received reduce the carrying value of the investment. The Company performs a memo purchase price allocation at the date of each investment to identify basis differences between the cost allocated to the investee’s assets and liabilities and the investee’s carrying values of those assets and liabilities. Indefinite-lived basis differences are not amortized until the related activities are complete or abandoned; definite-lived basis differences are amortized over the useful life of the underlying asset. The Company assesses its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company translates the financial statements of its equity method investee whose functional currency is not the U.S. dollar using the current rate method; resulting translation adjustments when material are recorded in other comprehensive income.

Revenue Recognition

The following table disaggregates the Company’s revenue by line of business, showing commissions earned:

Period Ended June 30, 2024	Medical	Life	Property and Casualty	Total

Three months ended June 30, 2026	$1,370,207	$15,425	$725,183	$2,110,815
Three months ended June 30, 2025	$2,191,694	$27,783	$867,200	$3,086,677
Six months ended June 30, 2026	$4,343,186	$31,691	$1,562,730	$5,937,607
Six months ended June 30, 2025	$5,475,140	$64,730	$1,783,027	$7,322,897

The following are customers representing 10% or more of total revenue:

	Three Months Ended June 30,
Insurance Carrier	2026	2025
Priority Health	17%	19%
BlueCross BlueShield	17%	13%

	Six Months Ended June 30,
Insurance Carrier	2026	2025
Priority Health	40%	32%
BlueCross BlueShield	14%	15%

No other single customer accounted for more than 10% of the Company’s commission revenues during the three and six months ended June 30, 2026 and 2025. The loss of any significant customer could have a material adverse effect on the Company.

Income Taxes

The Company recorded no income tax expense for the three and six months ended June 30, 2026 and 2025 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2026 and December 31, 2025, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of stockholders’ equity in the unaudited condensed consolidated balance sheets. Net income or loss is attributed to the Company and to the noncontrolling interest in proportion to their respective ownership interests, and losses are attributed to the noncontrolling interest even if doing so results in a deficit noncontrolling interest balance.

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

In August 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies certain aspects of applying ASC 326, Financial Instruments—Credit Losses, to current accounts receivable and contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The ASU permits entities to apply a practical expedient when estimating expected credit losses for certain short-term receivables and contract assets. The Company adopted ASU 2025-05 during the quarter ended June 30, 2026. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

We do not expect any other recently issued accounting pronouncements to have a material effect on our financial statements not already disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

NOTE 2. Equity Investments

The Company had no equity investments as of December 31, 2025. The Company’s equity investments as of June 30, 2026 consist of the following:

Investment in:	Accounting Method	Ownership %	Carrying Value
Enquantum	Equity method investment (ASC 323)	34.24%	$713,771
Innervate	Equity investment (ASC 321)	0.55%	500,000
Total equity investments			$1,213,771

Investment In Enquantum

In January 2026, the Company advanced a $166,000 secured bridge loan to Enquantum Ltd. (“Enquantum”), an Israeli quantum encryption technology company. The bridge loan converted into equity on February 19, 2026 in connection with the initial closing under a Share Purchase Agreement (“SPA”) entered into on February 5, 2026, pursuant to which the Company may acquire up to 51% of Enquantum’s fully diluted ordinary shares for aggregate consideration of approximately $2.1 million payable in milestone-based tranches. During the six months ended June 30, 2026, the Company funded an aggregate of approximately $834,000, including the converted bridge loan, and acquired 85,088 ordinary shares of Enquantum, representing approximately 34% of Enquantum’s issued and outstanding shares. The Company holds two board-designated seats on Enquantum’s five-member board of directors and accounts for the investment under the equity method of accounting pursuant to ASC 323 due to its ability to exercise significant influence over Enquantum’s financial and operating policies. Funding of the remaining aggregate consideration balance is at the Company’s discretion, and no liability has been recorded for the unfunded portion, which was approximately $1.3 million as of June 30, 2026.

As of June 30, 2026, the carrying value of the investment was approximately $714,000, after recognizing approximately $94,000 and $120,000 of equity method losses during the three and six months ended June 30, 2026, respectively, which were recorded within loss from equity method investment in the Company’s unaudited condensed consolidated statements of operations.

The Company determined that the investment did not constitute a business acquisition under ASC 805, as substantially all of the fair value of Enquantum’s gross assets is concentrated in its quantum encryption intellectual property and in-process research and development (“IPR&D”). In connection with the Company’s equity method accounting analysis under ASC 323, the Company determined that the purchase price exceeded its proportionate share of Enquantum’s underlying net assets by approximately $910,000 at the respective investment dates, primarily due to Enquantum’s accumulated deficit and the value attributed to its intellectual property and IPR&D. This excess basis difference represents an equity method basis adjustment under ASC 323 associated with the Company’s investment in Enquantum and is included within the carrying value of the investment. The amount is not separately presented as an intangible asset on the Company’s unaudited condensed consolidated balance sheets and is not currently subject to amortization unless the related research and development activities are completed or abandoned.

Formation of LGG and Investment in Innervate

In April 2026, the Company formed LifeSci Global Group LLC, a Delaware limited liability company, to pursue investments in healthcare and life sciences companies. The Company holds approximately 51% of LGG’s membership interests through its wholly owned subsidiary EZRA International Group, LLC, and LifeSci Management Group LLC (“Management Group”), an entity owned by certain members of the Company’s management and Board of Directors, holds the remaining approximately 49%. LGG is consolidated as a majority-owned subsidiary of the Company, and the interest held by Management Group is presented as a noncontrolling interest in the unaudited condensed consolidated financial statements.

In connection with the formation of LGG, EIG entered into a promissory note with LGG (the “LGG Note”) providing for advances of up to $2.0 million to fund LGG’s investment activities. The LGG Note bears interest at 7% per annum, compounded annually, and matures on April 29, 2031. As of June 30, 2026, $500,000 had been advanced under the LGG Note. The LGG Note and the related interest eliminate in consolidation and had no effect on consolidated net loss; however, the interest expense recognized at the LGG level is reflected in the allocation of net loss to the noncontrolling interest.

On April 30, 2026, LGG entered into a subscription agreement to acquire a minority equity interest in Innervate Radiopharmaceuticals LLC (“Innervate”), an early-stage life sciences company developing radiopharmaceutical product candidates, for aggregate consideration of up to approximately $2.0 million, payable in tranches. As of June 30, 2026, LGG had funded $500,000 and held 105,263 units of Innervate, representing an ownership interest of approximately 0.55% on an as-issued basis. Subsequent to June 30, 2026, LGG funded an additional installment of $150,000 in July 2026, increasing its holdings to 136,842 units and 68,421 warrants. Funding of the remaining installments is at LGG’s discretion, and no liability has been recorded for the unfunded portion, which was approximately $1.5 million as of June 30, 2026.

The Company, through LGG, does not exercise control or significant influence over Innervate, and there is no readily determinable fair value for the investment. Accordingly, the investment is accounted for as an equity investment under the measurement alternative in ASC 321, Investments—Equity Securities, and is carried at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. As of June 30, 2026, no impairment losses or observable price adjustments had been recognized, and the carrying value of the investment was $500,000, presented within equity investments in the unaudited condensed consolidated balance sheets.

In connection with the investment, LGG receives warrants to purchase additional units of Innervate at a ratio of one warrant for every two units purchased, at an exercise price of $4.75 per unit and exercisable through October 31, 2029. As of June 30, 2026, LGG had acquired 52,631 warrants in connection with the units funded to date. LGG is also entitled to certain preferential payment rights providing for a return of its subscription price prior to ordinary distributions to other members of Innervate. No value has been separately ascribed to the warrants or preferential payment rights as of June 30, 2026.

The formation of LGG, the LGG Note, and the investment in Innervate constitute related party transactions. Certain members of the Company’s management and Board of Directors hold ownership interests in Management Group, and one member of the Company’s Board of Directors serves as the chief executive officer of Innervate. These transactions were reviewed and approved by the independent and disinterested members of the Company’s Board of Directors.

NOTE 3. INTANGIBLE ASSETS

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of June 30, 2026:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	0.1	$1,479,028	$(1,475,591)	$3,437
Internally developed software	0.8	1,774,110	(1,482,566)	291,544
Customer relationships	4.0	5,384,560	(2,822,978)	2,561,582
Total		$8,637,698	$(5,781,135)	$2,856,563

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2025:

	Weighted Average Remaining Amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	0.3	$1,479,027	$(1,427,398)	$51,629
Internally developed software	1.3	1,760,605	(1,305,944)	454,661
Customer relationships	4.2	5,384,560	(2,557,337)	2,827,223
Non-competition agreements	0.3	2,661,150	(2,606,683)	54,467
Total		$11,285,342	$(7,897,362)	$3,387,980

The following table reflects expected amortization expense as of June 30, 2026, for each of the following five years and thereafter:

Years Ending December 31,	Amortization Expense
2026	$417,945
2027	629,952
2028	548,555
2029	469,221
2030	378,897
Thereafter	411,993
Total	$2,856,563

NOTE 4. DIGITAL ASSETS

The Company held no digital assets as of June 30, 2026. The following table summarizes the Company’s digital asset holdings as of December 31, 2025:

Digital Asset	Holdings	Cost Basis	Fair Value	Hierarchy

ZEC	213.140310	$117,811	$108,913	Level 1

NOTE 5. LONG-TERM DEBT AND SHORT-TERM FINANCINGS

Long-Term Debt

The composition of the long-term debt follow

	June 30, 2026	December 31, 2025

Oak Street Funding LLC Term Loan for the acquisition of Barra & Associates, LLC, variable interest of prime rate plus 2.5%, maturing May 2032, net of deferred financing costs of $123,198 and $133,909 as of June 30, 2026, and December 31, 2025, respectively	4,364,023	5,101,266
Less: current portion	(595,676)	(1,038,294)
Long-term debt	$3,768,347	$4,062,972

The following table depicts the maturities of the Company’s outstanding long-term debt.

Years Ending December 31,	Maturities of Long-Term Debt
2026	$290,338
2027	624,240
2028	684,412
2029	752,386
2030	826,062
Thereafter	1,309,783
Total	4,487,221
Less: debt issuance costs	(123,198)
Total	$4,364,023

Short-Term Financings

The Company has various short-term notes payable for financed items such as insurance premiums. These are normally paid in equal installments over a period of twelve months or less and carry interest rates of up to 12% per annum. As of June 30, 2026, and December 31, 2025, balances outstanding on short-term financings were approximately $106,000 and $59,000 respectively.

NOTE 6. EQUITY

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.086 par value (the “Common Stock”). Each share of issued and outstanding common stock entitles the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the Company upon liquidation or dissolution.

On May 18, 2026, the Company effectuated a 1-for-40 reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Split-2026”). The par value remained unchanged following the Reverse Split-2026. All share and per share information as well as common stock and additional paid-in capital have been retrospectively adjusted to reflect the Reverse Split-2026 for all periods presented, unless otherwise indicated. The Reverse Split-2026 resulted in a rounding addition of approximately 480 shares valued at par.

During the first quarter of 2026, the Company issued 250 shares of Common Stock with a value of $15,500 for equity-based compensation under certain disclosed (see Equity-based Compensation) equity-based compensation programs, 2,241 shares of common stock shares with a net value of $34,080 through its ATM Program, and 262,732 shares of common stock with a net value of $2,544,125 in the Series K Public Offering of common shares and warrants.

During the second quarter of 2026, the Company issued 250 shares of Common Stock with a value of $15,618 for equity-based compensation under certain disclosed equity-based compensation programs, 480 shares of common stock with a value of $0 in connection with the rounding of fractional shares resulting from the reverse stock split, 9,156 shares of common stock with a value of $130,743 for services rendered, 3,000 shares of common stock with a value of $11,367 under its Equity Line of Credit, and 276,737 shares of common stock with a value of $1,082,573 through its ATM Program. Additionally, the Company recorded a charge of $17,825 to additional paid-in capital related to second quarter offering costs associated with the Series K Public Offering of common shares and warrants.

As of June 30, 2026, and December 31, 2025, there were 820,948 and 266,103 shares of common stock outstanding, respectively.

Equity-based Compensation

Pursuant to the April 2025 second amendment to an employment agreement between the Company and an executive, the executive was awarded 1,000 shares of the Company’s Common Stock annually over the four-year employment term, with each annual tranche vesting equally at 250 shares per quarter, pro-rated for any partial periods. The total fair value of the award is approximately $248,000. During the three and six months ended June 30, 2026, 250 and 500 shares were issued pursuant to the award. As of June 30, 2026, unrecognized compensation expense related to the award was approximately $174,758, which is expected to be recognized through June 2029. For the three and six month periods ended, June 30, 2025, compensation expense on this grant was $7,253.

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2026, and 2025 was $15,600 and $877,368, respectively, and for the six months ended June 30, 2026 and 2025; $31,000 and $1,852,353, respectively.

2025 Equity Incentive Plan

On May 6, 2026, the Company’s stockholders approved an amendment to the Company’s 2025 Equity Incentive Plan (the “2025 Plan”) to increase the number of shares of common stock authorized for issuance under the 2025 Plan by 350,000 shares, from 50,000 shares to 400,000 shares. The amendment was approved at the Company’s 2026 Annual Meeting of Stockholders.

On June 24, 2026, the Compensation Committee approved 285,931 equity awards of restricted shares of Common Stock with a value of $987,892 under the Company’s 2025 Equity Incentive Plan (the “June 2026 Grant”) to certain directors, officers, and employees. The shares vest in tranches between July 1, 2026 and July 27, 2026, and the cost will be amortized over the applicable vesting periods, with no equity-based compensation expense recognized for the three and six month periods ended June 30, 2026. As of June 30, 2026, no shares had vested or been issued under the June 2026 Grant.

Following the June 2026 Grant, and after giving effect to the reverse stock split effective May 18, 2026, there remained 1,792 shares available for issuance under the Company’s 2025 Equity Incentive Plan.

At-the-Market Offering Program

During the six months ended June 30, 2026, the Company sold 278,978 shares of Common Stock under the ATM Program for net proceeds of approximately $1,117,000. As of June 30, 2026, approximately $632,000 of Common Stock remained available for issuance under the ATM Program. Subsequent to June 30, 2026, the Company sold an additional 74,251 shares of Common Stock under the ATM Program for net proceeds of approximately $167,000, and approximately $456,000 of Common Stock remained available for issuance thereafter.

Series K Public Offering

On January 29, 2026, the Company closed a registered public offering (the “Series K Public Offering”) of 185,185 shares of its common stock, which included 4,704 pre-funded warrants issued in lieu of common stock (the “Series K PF Warrants”), together with warrants to purchase up to 370,370 shares of common stock (the “Series K Warrants”), at a combined public offering price of $10.80 per share (or $10.76 per Series K PF Warrant). Each share of common stock (or Series K PF Warrant) was issued together with two Series K Warrants, each exercisable for one share of common stock at an exercise price of $10.80 per share and expiring two years from the initial exercise date. The Series K Warrants and Series K PF Warrants were classified as equity instruments. The Series K Public Offering generated gross proceeds of approximately $2.0 million, before deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds from the Series K Public Offering for working capital, merger and acquisition activities, and general corporate purposes.

In connection with the Series K Public Offering, the Company agreed to pay the placement agent a cash fee equal to 7.0% of the gross proceeds, a management fee equal to 1.0% of the gross proceeds, and reimbursement of certain expenses. In addition, the Company issued 12,963 placement agent warrants (the “Series K PAWs”), representing 7.0% of the aggregate number of shares of common stock and Series K PF Warrants sold in the offering. The Series K PAWs have an exercise price of $13.50 per share and expire two years from the initial exercise date.

During the six months ended June 30, 2026, all 4,704 Series K PF Warrants were exercised, and 77,546 Series K Warrants were exercised for aggregate proceeds of approximately $837,500. As of June 30, 2026, 292,824 Series K Warrants and 12,963 Series K PAWs remained outstanding.

Equity Line of Credit (ELOC)

On March 12, 2026, the Company entered into Amendment No. 2 to the Common Stock Purchase Agreement with White Lion Capital, LLC (the “ELOC Agreement”). The amendment extends the term of the facility by modifying the definition of the “Commitment Period” to continue through the earlier of (i) the date on which the investor has purchased shares equal to the full commitment amount under the ELOC Agreement or (ii) December 31, 2028. In addition, the amendment increased the total committed capital available to the Company under the ELOC Agreement (the “Commitment Amount”) to $50,000,000. During the six months ended June 30, 2026, the Company sold 3,000 shares under the ELOC Agreement for net proceeds of $11,367. As of June 30, 2026, remaining capacity under the facility was approximately $49.1 million.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Net loss attributable to Reliance Global Group, Inc.	$(1,991,371)	$(2,710,901)
Less: deemed dividend adjustment	-	-
Net loss, numerator, basic computation	(1,991,371)	(2,710,901)
Net loss, numerator, dilutive computation	$(1,991,371)	$(2,710,901)

Weighted average common shares, basic	610,289	79,962
Weighted average common shares, dilutive	610,289	79,962
Loss per common share – basic	$(3.26)	$(33.90)
Loss per common share – diluted	$(3.26)	$(33.90)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Net loss attributable to Reliance Global Group, Inc.	$(3,462,539)	$(4,447,786)
Less: deemed dividend adjustment	(130,910)	-
Net loss, numerator, basic computation	(3,593,449)	(4,447,786)
Net loss, numerator, dilutive computation	$(3,593,449)	$(4,447,786)

Weighted average common shares, basic	518,257	72,680
Weighted average common shares, dilutive	518,257	72,680
Loss per common share – basic	$(6.93)	$(61.20)
Loss per common share – diluted	$(6.93)	$(61.20)

Additionally, the following are considered anti-dilutive securities excluded from weighted-average shares used to calculate diluted net loss per common share:

	As of June 30,
	2026	2025
Shares subject to outstanding Series A warrants	-	166
Shares subject to outstanding PAW’s	24	24
Shares subject to PA Warrants	77	77
Shares subject to Outstanding Series J Warrants	74,405	74,405
Shares subject to Outstanding Series J PAW’s	2,604	2,604
Shares subject to outstanding Series K Warrants	292,824	-
Shares subject to outstanding Series K PAWs	12,963	-
Shares subject to unvested stock awards	288,750	17,253

NOTE 8. LEASES

Operating lease expense for the three months ended June 30, 2026, and 2025 was $86,796 and $108,697, respectively. Operating lease expense for the six months ended June 30, 2026, and 2025 was $173,292 and $216,362 respectively. As of June 30, 2026, the weighted average remaining lease term and weighted average discount rate for the operating leases were 2.87 years and 8.78%, respectively.

The following table depicts future minimum lease payments for the Company’s operating leases.

Fiscal year ending December 31,	Operating Lease Obligations
2026	$169,180
2027	315,229
2028	283,583
2029	107,395
2030	26,347
Thereafter	-
Total undiscounted operating lease payments	901,734
Less: Imputed interest	(102,506)
Present value of operating lease liabilities	$799,228

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company is subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly no legal contingencies are accrued as of June 30, 2026, and December 31, 2025. Litigation relating to the insurance brokerage industry is not uncommon. As such the Company, from time to time has been subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

NOTE 10. RELATED PARTY TRANSACTIONS

Americana Credit Agreement and Revolving Note

On March 5, 2025, the Company entered into a Revolving Credit Facility Agreement with YES Americana Group, LLC (“Americana”), which was amended on June 24, 2025 (the “Credit Agreement”). Under the Credit Agreement, Americana agreed to provide the Company with a revolving credit facility of up to $2,000,000 (the “Facility”). During the second quarter of 2026, the Company repaid all amounts outstanding under the Facility, and no borrowings remained outstanding as of June 30, 2026. In connection with the repayment, the Company made an overpayment of approximately $28,000, which was recorded as a related-party receivable as of June 30, 2026. Americana refunded the overpayment in full in July 2026.

As of June 30, 2026, there were no outstanding loans payable to related parties, compared to $286,546 as of December 31, 2025. Interest expense on related party loans was $0 and $21,346 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $46,106 for the six months then ended.

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

Formation of LGG and Investment in Innervate

During the three months ended June 30, 2026, the Company formed LGG and, through LGG, invested in Innervate. These transactions involve related parties, as certain members of the Company’s management and Board of Directors hold ownership interests in the noncontrolling member of LGG, and one member of the Company’s Board of Directors serves as the chief executive officer of Innervate. For a full description of these related party transactions, including the Company’s ownership interests, the intercompany promissory note, and the investment in Innervate, see Note 2 - Formation of LGG and Investment in Innervate.

NOTE 11. SEGMENT REPORTING

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates the performance of the Company’s operations and makes decisions regarding the allocation of resources based on the operating results of the Company’s insurance business.

During the second quarter of 2026, management reassessed the information regularly reviewed by the CODM for purposes of assessing performance and allocating resources. As a result of changes in the Company’s strategic focus and internal reporting, management determined that the Company operates as a single reportable segment beginning in the second quarter of 2026. Prior period information has been recast to conform to the current period presentation.

Segment profit or loss is measured based on segment net income (loss), which reflects the operating results of the Company’s insurance business. Corporate overhead, and depreciation and amortization are excluded from the measure of segment profit or loss regularly reviewed by the CODM and are presented as reconciling items to consolidated results. Corporate overhead includes cash and non-cash executive compensation, public company costs, professional fees, SEC reporting costs, equity method investment related costs, and other corporate expenses not included in the measure of segment profit or loss reviewed by the CODM.

The CODM regularly reviews commission revenue and the following significant expense categories in evaluating segment performance:

●	Commission expense
●	Salaries and wages
●	General and administrative expenses
●	Marketing and advertising
●	Interest expense

The Company does not provide the CODM with information regarding segment assets, and accordingly, such information is not regularly reviewed for purposes of assessing performance or allocating resources.

The following tables present financial information for the Company’s reportable segment.

	Three Months Ended June 30,
	2026	2025
	Insurance	Insurance

Commission income	$2,110,815	$3,086,677
Total Revenue	2,110,815	3,086,677
Total operating expenses
Commission expense	826,991	988,774
Salaries and wages	729,610	1,199,907
General and administrative expenses	244,259	345,703
Marketing and advertising	4,930	17,207
Interest expense	119,388	292,344
Interest (expense) related parties	-	21,176
Segment net income	$185,636	$221,566

	Six Months Ended June 30,
	2026	2025
	Insurance	Insurance

Commission income	$5,937,607	$7,322,897
Total Revenue	5,937,607	7,322,897
Total operating expenses
Commission expense	2,408,808	2,458,202
Salaries and wages	1,524,261	2,367,215
General and administrative expenses	525,548	712,538
Marketing and advertising	6,855	33,991
Interest expense	241,421	588,599
Interest (expense) related parties	-	45,887
Segment net income	$1,230,713	$1,116,466

Reconciliation of total segment revenue and net income to consolidated results:

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Total insurance segment revenue	$2,110,815	$3,086,677
Consolidated revenue	2,110,815	3,086,677

Total insurance segment net income	185,636	221,566
Corporate overhead	(1,926,944)	(2,586,315)
Depreciation and amortization	(252,976)	(346,151)
Net loss	$(1,994,284)	$(2,710,901)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Total segment revenue	$5,937,607	$7,322,897
Consolidated revenue	5,937,607	7,322,897

Total segment net income	1,230,713	1,116,466
Corporate overhead	(4,138,746)	(4,857,506)
Depreciation and amortization	(557,420)	(706,746)
Net loss	$(3,465,452)	$(4,447,786)

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

Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “guidance,” “intends,” “may,” “might,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions (and negative forms of such words) are intended to identify forward-looking statements. These statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially, including, but not limited to:

●	our need to raise additional capital, which may not be available on acceptable terms or at all;
●	our ability to satisfy and maintain compliance with The Nasdaq Capital Market’s continued listing standards, including the $1.00 minimum bid price requirement; and the $5.0 million minimum Market Value of Listed Securities (“MVLS”) requirement;
●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;
●	volatility in the price of our securities due to changes in the capital markets, our industry, or our capital structure;
●	our ability to execute on our acquisition strategy and integrate acquired businesses successfully;
●	our ability to retain key personnel and effectively manage growth;
●	the risk that we and our agency partners are unable to generate expected revenues or margins;
●	risks associated with the insurance brokerage industry, including carrier concentration, regulation, competition, and cyclicality;
●	the impact of economic conditions, inflation, and interest rate trends on our operations and customer demand;
●	risks associated with our recently announced expansion into the technology sector through our EZRA International Group platform and our Scale51 operating model, including our ability to identify, complete, and integrate investments in technology-driven businesses or to realize value from minority investments such as Enquantum;
●	risks associated with our recent expansion into the life sciences sector through LifeSci Global Group LLC, including the speculative nature of early-stage life sciences investments including its investment in Innervate, and conflicts of interest with our directors and officers;
●	potential disruptions due to cybersecurity incidents or system failures;
●	risks associated with legal proceedings and compliance obligations;
●	risks specific to our digital-asset treasury strategy; and
●	other risks and uncertainties described in this Quarterly Report on Form 10-Q (including under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by this cautionary note.

Overview

Reliance Global Group, Inc. is an InsurTech company focused on acquiring, owning and operating wholesale and retail insurance agencies and developing technology solutions that enhance insurance distribution and operations. The Company’s primary operations consist of its insurance brokerage businesses and proprietary technology platforms, including RELI Exchange and 5MinuteInsure.com.

Business Operations

Equity Investments

During the first half of 2026, the Company, through its Scale 51 operating model, and EZRA International Group (“EIG”), pursued selected strategic equity investments in technology and healthcare-related businesses intended to complement its core insurance operations. During the second quarter of 2026, management reassessed its strategic priorities and capital allocation objectives and reduced its level of active strategic investment activity while continuing to support and monitor its existing investments and selectively evaluate future investment opportunities.

Enquantum

In the first quarter of 2026, the Company initiated an investment in Enquantum Ltd., a cybersecurity company focused on post-quantum encryption and data protection technologies, through a $166,000 secured convertible note. In February 2026, the Company entered into a Share Purchase Agreement pursuant to which it agreed, subject to specified milestones and other conditions, to acquire up to a 51% ownership interest in Enquantum for aggregate consideration of approximately $2.1 million, payable in tranches.

During February 2026, the Company completed the initial closing under the agreement and acquired an approximate 8% ownership interest on a fully diluted basis through the conversion of the note and a cash investment. Additional tranche-based investments through June 30, 2026 increased the Company’s ownership to approximately 20% on a fully diluted basis, or approximately 34% of Enquantum’s issued and outstanding shares. During the six months ended June 30, 2026, the Company funded an aggregate of approximately $0.8 million under the agreement.

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

Formation of LGG and Investment in Innervate

In April 2026, the Company formed LifeSci Global Group LLC (“LGG”) to pursue investments in healthcare-related companies, with the Company holding a majority ownership interest of approximately 51% through its wholly owned subsidiary EZRA International Group, LLC (“EIG”). The remaining ownership interest is held by an entity affiliated with certain members of the Company’s management and Board of Directors. LGG is consolidated as a majority-owned subsidiary, and the interest not held by the Company is presented as a noncontrolling interest. In connection with the formation, EIG entered into a financing arrangement with LGG providing for borrowings of up to $2.0 million, of which $0.5 million had been advanced as of June 30, 2026 (and $0.65 million had been advanced as of the date of this report). Amounts advanced under this arrangement eliminate in consolidation.

Also in April 2026, LGG entered into an agreement to invest up to approximately $2.0 million in Innervate Radiopharmaceuticals LLC (“Innervate”), an early-stage life sciences company, in exchange for a minority equity interest and certain additional rights, including warrants and preferential payment rights. The investment is payable in installments at LGG’s discretion. Using proceeds from the LGG financing arrangement described above, as of June 30, 2026, LGG had funded $0.5 million and as of the date of this report had funded $0.65 million, and held a minority equity interest in Innervate, which is accounted for as an equity investment. The Company expects LGG to serve as a platform for expanding its presence in the healthcare and life sciences sector.

These arrangements involve related parties, as certain members of management and the Board hold ownership interests in the minority member of LGG, and one director serves as the chief executive officer of Innervate. The transactions were reviewed and approved by the independent and disinterested members of the Company’s Board of Directors.

Scentech Transaction

During the second quarter of 2026, the Company determined not to proceed with its previously disclosed proposed acquisition of an interest in Scentech Medical Ltd. No definitive agreement was executed, and the parties did not reach final terms. The Company has not incurred any termination fees or other material liabilities in connection with the discontinuation of those discussions.

Capital Markets Activity

In January 2026, the Company completed a public offering that generated gross proceeds of approximately $2.0 million, enhancing liquidity and capital resources. The offering consisted of common stock and accompanying warrants, and during the three months ended March 31, 2026, the Company received approximately $0.8 million from the exercise of outstanding warrants.

In February 2026, the Company amended its at-the-market (“ATM”) offering program, increasing the aggregate amount of common stock that may be offered and sold from time to time to approximately $1.8 million. The ATM program provides the Company with additional flexibility to access capital as needed, subject to market conditions. Additionally, beginning in the first quarter of 2026, and through the date of this report, the Company sold shares under its ATM program for combined net proceeds of approximately $1,284,000, with remaining availability of approximately $456,000 under the program for future issuances.

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

NASDAQ Ticker Symbol Change

On January 22, 2026, the Company announced that its ticker symbol on the Nasdaq Capital Market will change from “RELI” to “EZRA,” which took effect at the open of trading on Monday, January 26, 2026. The Company’s common stock remained listed on the Nasdaq Capital Market and the Company’s CUSIP number remained unchanged. No action was required by the Company’s stockholders in connection with the ticker symbol change.

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

Amendment to 2025 Equity Incentive Plan

On May 6, 2026, the Company’s stockholders approved an amendment to the Company’s 2025 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 350,000 shares, from 50,000 shares to 400,000 shares. The amendment was approved at the Company’s 2026 Annual Meeting of Stockholders and is intended to support the Company’s ongoing employee, director, consultant, and strategic incentive compensation programs.

Reverse Stock Split

On May 7, 2026, our Board of Directors approved a 1-for-40 reverse stock split of our issued and outstanding common stock, as well as a proportional reduction in the number of authorized shares of common stock. The reverse stock split became effective for trading purposes on May 18, 2026.

The reverse stock split was undertaken to increase the market price of our common stock and to enable us to regain compliance with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). On June 2, 2026, we received a letter from the Nasdaq Listing Qualifications Department notifying us that we had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2), and that the matter is now closed.

As a result of the reverse stock split, every 40 shares of our outstanding common stock were automatically combined into one share of common stock, and the number of authorized shares of common stock was reduced proportionately. The reverse stock split did not affect stockholders’ relative ownership interests, except with respect to the treatment of fractional shares. As a result of the reverse stock split, the CUSIP number assigned to the Company’s common stock was changed to 75946W504.

While the reverse stock split increased the per share trading price of our common stock, there can be no assurance that we will continue to meet Nasdaq’s continued listing standards in the future. We continue to monitor our stock price and may take additional actions, if necessary, to maintain compliance with applicable listing requirements.

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

Insurance Agency/Brokerage Acquisitions

As of June 30, 2026, we have acquired multiple insurance brokerages, some of which were subsequently sold (see table below). As our acquisition strategy continues, our reach within the insurance arena can provide us with the ability to offer lower rates, which could boost our competitive position within the industry.

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

We exclude the following items when calculating AEBITDA, and the following items define our non-GAAP financial measure AEBITDA:

●	Interest and related party interest expense: Unrelated to core Company operations and excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Depreciation and amortization: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Goodwill and/or asset impairments: Non-cash charge, excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Equity-based compensation: Non-cash compensation provided to employees and service providers , (including period amortization cost of service provider prepaid expenses that were prepaid with stock) excluded to provide more meaningful supplemental information regarding the Company’s core cash impacted operational performance.
●	Other income (expense), net: Includes certain non-routine income or expenses and other individually de minimis items and is thus excluded as unrelated to core operations of the company.
●	Gain (Loss) from Equity Method Investment: Includes certain gains and losses on equity method investments that are non-cash, and thus excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.

●	Unrealized gains (losses) on digital assets, net: This account includes unrealized gains and losses from digital assets and is thus excluded as unrelated to core operations of the company.
●	Transactional costs: This includes expenses related to mergers, acquisitions, financings and refinancings, and amendments or modification to indebtedness. These costs are unrelated to primary Company operations and are excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.
●	Non-standard costs: This account includes non-recurring non-operational items, related to costs incurred for a legal suit the Company has filed against one of the third parties involved in previously discontinued operations and was excluded to provide more meaningful supplemental information regarding the Company’s core operational performance.

Refer to the reconciliation of net (loss) income to AEBITDA, illustrated below in tabular format.

Results of Operations

RELIANCE GLOBAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS ANALYTICS

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

	Three Months Ended
	June 30, 2026	June 30, 2025	Value Fluctuation	Percent Fluctuation
Commission Income (“CI”)	$2,110,815	$3,086,677	$(975,862)	-32%

Commission Expense (“CE”)	826,991	988,774	(161,783)	-16%
Salaries and wages (“S&W”)	1,567,040	2,563,519	(996,479)	-39%
General and administrative expenses (“G&A”)	1,157,649	1,492,839	(335,190)	-22%
Marketing and advertising expenses (“M&A”)	130,370	67,207	63,162	94%

Depreciation and amortization (“D&A”)	252,976	346,151	(93,175)	-27%

Total operating expenses	3,935,026	5,458,490	(1,523,465)	-28%
			-
Loss from operations	(1,824,211)	(2,371,813)	547,602	-23%

Other income (expense)
Interest expense	(124,659)	(297,642)	172,983	-58%
Interest (expense) related parties	-	(21,346)	21,346	-100%
Other income (expense), net	(16,266)	(20,100)	3,834	-19%
Loss from Equity Method Investment	(94,354)	-	(94,354)	-
Realized and unrealized gains (losses) on digital assets, net	65,206	-	65,206	-
Total other (expense) income	(170,073)	(339,088)	169,015	-50%

Net loss	(1,994,284)	(2,710,901)	716,617	-26%

Less: Net loss attributable to noncontrolling interests	(2,913)	-	(2,913)	-
Net loss attributable to Reliance Global Group, Inc.	$(1,991,371)	$(2,710,901)	$719,530	-27%
Non-GAAP Measure:
AEBITDA	$(1,144,506)	$(381,690)	$(762,816)	200%

Three Months Ended June 30, 2026

Commission Income (CI)

The decrease in consolidated Commission Income was primarily attributable to portfolio realignments completed during 2025, including the divestitures of Fortman Insurance Services (FIS), Employee Benefits Solutions (EBS), and U.S. Benefits Alliance (USBA), which eliminated commission revenue previously generated by these operations.

Commission Expense (CE)

The decrease in consolidated Commission Expense was primarily attributable to the Company’s portfolio realignment initiatives completed during 2025, including the divestitures of Fortman Insurance Services (FIS), Employee Benefits Solutions (EBS), and U.S. Benefits Alliance (USBA), which eliminated commission expense previously incurred by these operations.

Salaries and Wages (S&W)

The decrease in consolidated Salaries and Wages was primarily attributable to lower non-cash share-based compensation expense, as well as the elimination of compensation costs associated with Fortman Insurance Services and Employee Benefits Solutions following their divestiture offset by increased compensation costs.

General and Administrative Expenses (G&A)

The decline in consolidated General and Administrative expenses was primarily attributable was primarily attributable to cost efficiencies and reduced operating expenses resulting from the Company's OneFirm operating model. The comparison was also affected by Scale51 initiatives in 2026 and acquisition activities in 2025.

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

Other Income (Expense)

The decrease in consolidated total other expense was primarily attributable to lower interest expense, including on related party balances, driven by paydowns and the payoff of certain loan balances, lower other expenses primarily related to charitable contributions, and a realized gain on the sale on digital assets partially offset by a loss on an equity method investment.

AEBITDA

The decrease in consolidated AEBITDA was primarily attributable to significantly lower add-backs for non-cash equity-based compensation in 2026 compared to the prior-year period, partially offset by improved operating performance, including reductions in salaries and wages and general and administrative expenses.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

	Six Months ended
	June 30, 2026	June 30, 2025	Value Fluctuation	Percent Fluctuation
Commission Income	$5,937,607	$7,322,897	$(1,385,290)	-19%

Commission Expense (“CE”)	2,408,808	2,458,202	(49,394)	-2%
Salaries and wages (“S&W”)	3,180,151	4,793,357	(1,613,206)	-34%
General and administrative expenses (“G&A”)	2,514,230	3,009,067	(494,837)	-16%
Marketing and advertising expenses (“M&A”)	341,018	134,483	206,535	154%

Depreciation and amortization (“D&A”)	557,420	706,746	(149,326)	-21%

Total operating expenses	9,001,627	11,101,855	(2,100,226)	-19%
			-
Loss from operations	(3,064,020)	(3,778,958)	714,936	-19%
			-
Other income (expense)			-
Interest expense	(251,045)	(598,124)	347,079	-58%
Interest (expense) related parties	-	(46,106)	46,106	-100%
Other income (expense), net	(39,266)	(24,598)	(14,668)	60%
Loss from Equity Method Investment	(120,384)	-	(120,384)	-

Realized and unrealized gains on digital assets, net	9,263	-	9,263	-
Total other (expense) income	(401,432)	(668,828)	267,396	-40%

Loss from continuing operations before tax	(3,465,452)	(4,447,786)	982,332	-22%

Less: Net loss attributable to noncontrolling interests	(2,913)	-	(2,913)	-
Net loss attributable to Reliance Global Group, Inc.	$(3,462,539)	$(4,447,786)	$985,245	-22%
Non-GAAP Measure:
AEBITDA	$(1,572,241)	$(211,688)	$(1,360,552)	643%

Six Months Ended June 30, 2026

Commission Income (CI)

The decrease in consolidated Commission Income was primarily attributable to portfolio realignments completed during 2025, including the divestitures of Fortman Insurance Services (FIS), Employee Benefits Solutions (EBS), and U.S. Benefits Alliance (USBA), which eliminated commission revenue previously generated by these operations offset by an increase in commission income from our retained businesses.

Commission Expense (CE)

The decrease in consolidated Commission Expense was primarily attributable to the Company’s portfolio realignment initiatives completed during 2025, including the divestiture of Employee Benefits Solutions (EBS) which eliminated commission expense previously incurred by these operations, offset by higher commission rates of our retained businesses due to general market conditions.

Salaries and Wages (S&W)

The decrease in consolidated Salaries and Wages was primarily attributable to lower non-cash share-based compensation expense, as well as the elimination of compensation costs associated with Fortman Insurance Services and Employee Benefits Solutions following their divestiture offset by increased compensation costs.

General and Administrative Expenses (G&A)

The decline in consolidated General and Administrative expenses was primarily attributable to cost efficiencies and reduced operating expenses resulting from the Company's OneFirm operating model. The comparison was also affected by Scale51 initiatives in 2026 and acquisition activities in 2025.

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

Other Income (Expense)

The decrease in consolidated total other expense was primarily attributable to lower interest expense, including on related party balances, driven by paydowns and the payoff of certain loan balances, and a realized gain on the sale on digital assets partially offset by a loss on an equity method investment and higher other expenses primarily related to charitable contributions.

AEBITDA

The decrease in consolidated AEBITDA was primarily attributable to significantly lower add-backs for non-cash equity-based compensation in 2026 compared to the prior-year period, partially offset by improved operating performance, including reductions in salaries and wages and general and administrative expenses.

Insurance Segment – Results of Operations

Insurance segment comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

	June 30, 2026	June 30, 2025	Change	% Change
	Insurance	Insurance

Commission income	$2,110,815	$3,086,677	$(975,862)	-32%
Total Revenue	2,110,815	3,086,677
Total operating expenses
Commission expense	826,991	988,774	(161,784)	-16%
Salaries and wages	729,610	1,199,907	(470,297)	-39%
General and administrative expenses	244,259	345,703	(101,444)	-29%
Marketing and advertising	4,930	17,207	(12,277)	-71%
Interest expense	119,388	292,344	(172,955)	-59%
Interest expense related parties	-	21,176	(21,176)	-100%
Insurance Segment Net income	$185,636	$221,566	$(35,929)	-16%

Insurance segment revenue decreased compared to the prior-year period. Commission Income decreased, primarily attributable to portfolio realignments completed during 2025, including the divestitures of Fortman Insurance Services (FIS), Employee Benefits Solutions (EBS), and U.S. Benefits Alliance (USBA), which eliminated commission revenue previously generated by these operations.

Total operating expenses decreased overall compared to the prior-year period, primarily reflecting cost reductions associated with the divestiture of certain business operations and ongoing efficiency initiatives.

●	Commission expense decreased, primarily attributable to the Company’s portfolio realignment initiatives completed during 2025, including the divestitures of Fortman Insurance Services (FIS), Employee Benefits Solutions (EBS), and U.S. Benefits Alliance (USBA), which eliminated commission expense previously incurred by these operations.

●	Salaries and wages decreased significantly due to the elimination of personnel costs associated with the divested FIS and EBS businesses.

●	General and administrative expenses declined as a result of operational efficiencies achieved through the Company’s OneFirm initiative and a leaner organizational structure.

●	Marketing and advertising expenses decreased substantially, consistent with the Company’s current marketing strategy.

Total interest expense (including related party interest) decreased significantly due to the repayment of outstanding loan balances and periodic paydowns of related party obligations.

As a result of the above factors, the Insurance segment’s net income decreased compared to the prior-year period, primarily driven by the decline in revenue following the divestitures reductions in operating expenses but partially offset by lower operating expenses and lower interest expense.

Insurance segment comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

	June 30,2026	June 30, 2025	Change	% Change
	Insurance	Insurance

Commission income	$5,937,607	$7,322,897	$(1,385,290)	-19%
Total Revenue	5,937,607	7,322,897
Total operating expenses
Commission expense	2,408,808	2,458,202	(49,394)	-2%
Salaries and wages	1,524,261	2,367,215	(842,953)	-36%
General and administrative expenses	525,548	712,538	(186,989)	-26%
Marketing and advertising	6,855	33,991	(27,136)	-80%
Interest expense	241,421	588,599	(347,177)	-59%
Interest expense related parties	-	45,887	(45,887)	-100%
Insurance Segment net income	$1,230,713	$1,116,466	$114,247	10%

Insurance segment revenue decreased compared to the prior-year period. Commission Income decreased, primarily attributable to portfolio realignments completed during 2025, including the divestitures of Fortman Insurance Services (FIS), Employee Benefits Solutions (EBS), and U.S. Benefits Alliance (USBA), which eliminated commission revenue previously generated by these operations offset by an increase in commission income from our retained businesses.

Total operating expenses decreased overall compared to the prior-year period, primarily reflecting cost reductions associated with the divestiture of certain business operations and ongoing efficiency initiatives.

●	Commission expense decreased, primarily attributable to the Company’s portfolio realignment initiatives completed during 2025, including the divestiture of Employee Benefits Solutions (EBS) which eliminated commission expense previously incurred by these operations, offset by higher commission rates of our retained businesses due to general market conditions.

●	Salaries and wages decreased significantly due to the elimination of personnel costs associated with the divested FIS and EBS businesses.

●	General and administrative expenses declined as a result of operational efficiencies achieved through the Company’s OneFirm initiative and a leaner organizational structure.

●	Marketing and advertising expenses decreased substantially, consistent with the Company’s current marketing strategy.

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

Non-GAAP Reconciliation from Net Loss to AEBITDA

The following table provides a reconciliation from net income (loss) to consolidated AEBITDA for periods ended June 30, 2026, and June 30, 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$(1,994,284)	$(2,710,901)	$(3,465,452)	$(4,447,786)
Adjustments:
Interest and related party interest expense	124,659	318,988	251,045	644,230
Depreciation and amortization	252,976	346,151	557,420	706,746
Share based compensation employees directors and third parties	210,536	1,479,557	401,894	2,504,542
Other (income) expense, net	-	-	-	24,598
Transactional costs	232,459	248,049	571,731	391,236
Non-standard costs	-	(63,534)	-	(35,254)
Loss from Equity Method Investment	94,354	-	120,384	-
Realized and unrealized gains on digital assets, net	(65,206)	-	(9,263)	-
Total adjustments	849,778	2,329,211	1,893,211	4,236,098

AEBITDA	$(1,144,506)	$(381,690)	$(1,572,241)	$(211,688)

Liquidity and capital resources

On July 22, 2026, the SEC approved Nasdaq’s adoption of a new continued listing standard requiring listed companies to maintain a minimum Market Value of Listed Securities of $5 million. Management is evaluating the implications of this rule and continues to assess alternatives available to maintain compliance with Nasdaq’s continued listing requirements. Overall, the Company continues to maintain a strong liquidity position and flexible access to capital to support its operations and growth initiatives, including investments by LGG. Management believes that existing cash balances, anticipated operating cash flows, and available financing facilities provide sufficient resources to fund current obligations and planned expenditures for at least the next twelve months.

During 2025, the Company further diversified its capital structure through a combination of equity-based financing arrangements, including the Equity Line of Credit (“ELOC”) with White Lion Capital, LLC, the At-the-Market (“ATM”) Program with H.C. Wainwright & Co., LLC, and the Private Placement-2025 completed in June 2025. During the first quarter of 2026, the Company completed a public offering generating gross proceeds of approximately $2.0 million before offering expenses. These financing vehicles provide the Company with multiple sources of capital that may be accessed opportunistically and at prevailing market prices while maintaining control over timing and issuance levels. During the six months ended June 30, 2026, the Company sold 278,978 shares of Common Stock under the ATM Program for net proceeds of approximately $1,117,000. As of June 30, 2026, approximately $632,000 of Common Stock remained available for issuance under the ATM Program. During the six months ended June 30, 2026, the Company sold 3,000 shares under the ELOC Agreement for net proceeds of $11,367. As of June 30, 2026, remaining capacity under the facility was approximately $49.1 million. As discussed elsewhere in this Report, including under Part II, Item 1A (Risk Factors), our access to the capital markets and additional financing, including these financing vehicles, is subject to certain risks that may be outside of our control.

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

As of June 30, 2026, we had a combined unrestricted and restricted total cash balance of approximately $1,807,000 and working capital of approximately $1,228,695, compared with a combined unrestricted and restricted total cash balance of approximately $2,731,000 and working capital of approximately $1,875,000 as of December 31, 2025.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact on pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements, as such term is defined in Regulation S-K, during the six months ended June 30, 2026.

Cash Flows

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(2,231,553)	(654,681)
Net cash used in investing activities	(1,233,919)	(27,137)
Net cash provided by financing activities	2,541,486	2,259,335
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(923,986)	$1,577,517

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was approximately $2,232,000, compared to approximately $655,000 for the six months ended June 30, 2025. Cash used in operating activities for the 2026 period reflects a net loss of approximately $3,465,000, partially offset by net non-cash adjustments of approximately $1,073,000 and by approximately $161,000 of cash provided by changes in operating assets and liabilities. The non-cash adjustments consisted primarily of depreciation and amortization of approximately $557,000, equity-based compensation and equity-based payments to third parties of approximately $402,000, loss on equity method investment of approximately $120,000, and amortization of debt issuance costs of approximately $5,000, partially offset by approximately $12,000 of non-cash lease adjustments and unrealized gains on digital assets.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was approximately $1,234,000, compared to approximately $27,000 for the six months ended June 30, 2025. Cash used in investing activities for the 2026 period consisted primarily of equity investments of approximately $1,334,000 and purchases of intangible assets and property and equipment of approximately $18,000, partially offset by proceeds from sales of crypto assets of approximately $118,000.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was approximately $2,541,000, compared to approximately $2,259,000 for the six months ended June 30, 2025. Cash provided by financing activities for the 2026 period consisted primarily of proceeds of approximately $2,526,000 from common shares issued through a public offering, approximately $1,117,000 from common shares issued through an at-the-market offering, approximately $150,000 from short-term financings, and approximately $11,000 from common shares issued through an equity line of credit, partially offset by principal repayments of debt of approximately $743,000, payments of loans payable to related parties of approximately $287,000, principal repayments of short-term financings of approximately $103,000, and cash paid for deemed dividends of approximately $131,000.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, and determined them to be effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims, either asserted or unasserted, arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows, and accordingly, no legal contingencies are accrued as of June 30, 2026. Litigation relating to the insurance brokerage industry is not uncommon. As such we, from time to time have been subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

Failure to satisfy Nasdaq’s new minimum Market Value of Listed Securities requirement, its minimum bid price requirement or other continued listing requirements could result in the delisting of our common stock.

In July 2026, the SEC approved Nasdaq’s adoption of a new continued listing standard requiring companies listed on The Nasdaq Capital Market to maintain a minimum Market Value of Listed Securities (“MVLS”) of $5.0 million. Under the new rule, if a company’s MVLS remains below $5.0 million for 30 consecutive business days, Nasdaq may issue a Staff Delisting Determination without first providing a customary compliance period. Although a company may appeal such determination, its common stock would generally be suspended from trading on Nasdaq during the appeal process.

Based on the current market price of our common stock, our Market Value of Listed Securities has recently been below the $5.0 million threshold. Accordingly, there can be no assurance that we will satisfy the MVLS continued listing requirement within the applicable period prescribed by Nasdaq’s rules or otherwise maintain compliance with Nasdaq’s continued listing standards.

On December 12, 2025, the Company received a notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) that it was not in compliance with Nasdaq’s minimum bid price requirement under Listing Rule 5550(a)(2). On June 2, 2026, Nasdaq notified the Company that it had regained compliance with the minimum bid price requirement and that the matter was closed. Nasdaq further noted that, pursuant to Listing Rule 5810(c)(3)(A)(iv), because of the Company’s prior reverse stock splits, the Company may not be eligible for a future compliance period under the minimum bid price rule if it were to become non-compliant with that requirement again.

Any delisting of our common stock from Nasdaq could materially and adversely affect the liquidity and market price of our common stock, reduce analyst coverage and institutional investor interest, impair our ability to access the capital markets, including under financing arrangements that require a Nasdaq listing (including under our existing at-the-market offering program which requires Nasdaq listing), and adversely affect our business, financial condition, and results of operations. If our common stock were delisted from Nasdaq, it would likely trade on an over-the-counter market, where trading is generally characterized by lower trading volumes, reduced liquidity, wider bid-ask spreads, and greater price volatility than trading on a national securities exchange.

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

Enquantum is an early-stage company that has generated no revenue, has a shareholders’ deficit, has current liabilities in excess of current assets, and is dependent on our continued milestone funding for its operations. Early-stage technology companies are subject to numerous risks, including the lengthy, expensive, and uncertain nature of technology development; the possibility that products or technologies will fail to perform as intended or fail to achieve commercial acceptance; reliance on a small number of key personnel; the need to secure and maintain intellectual property protection; competition from larger and better-capitalized companies and from alternative or substitute technologies; and dependence on additional capital, which may be unavailable on acceptable terms or at all. Many early-stage technology companies fail to achieve commercialization and ultimately cease operations. We may be required to write down or write off all or a substantial portion of our investment in Enquantum, and we may not realize any return on our investment.

The market for post-quantum cryptography and related technologies is unproven, and Enquantum’s products may fail to achieve technical or commercial success.

Enquantum’s business is focused on post-quantum cryptography and related data protection technologies. The market for post-quantum cryptography is at an early and evolving stage, and broader commercial adoption depends on a number of factors outside Enquantum’s control, including the timing and pace of the development of cryptographically relevant quantum computers, the publication and adoption of post-quantum cryptographic standards by U.S. and foreign standards-setting bodies (including the National Institute of Standards and Technology), regulatory mandates affecting cryptographic transitions, and customer awareness of and willingness to invest in post-quantum protections. Enquantum’s product candidates may fail to satisfy applicable standards, may be technically inferior to competing products or implementations developed by larger or better-resourced competitors, or may be rendered obsolete by alternative technologies or approaches. Even if Enquantum’s technology proves technically sound, the market may not develop on the timeline or at the scale that Enquantum and we currently anticipate.

Enquantum’s business is dependent on its ability to obtain, maintain, and enforce intellectual property rights, which is uncertain.

The value of our investment in Enquantum is substantially dependent on Enquantum’s ability to obtain, maintain, defend, and enforce patent, trade secret, and other intellectual property protection for its quantum-encryption technologies, product candidates, and know-how. Enquantum’s intellectual property positions involve complex legal, scientific, and factual questions, and we have allocated a substantial portion of the excess of our investment cost over Enquantum’s net assets to Enquantum’s intellectual property and in-process research and development. Enquantum may be unable to obtain meaningful patent protection in relevant jurisdictions, issued patents may be narrowed, invalidated, or held unenforceable, and competitors may develop products that design around Enquantum’s patents. Enquantum may also be subject to claims that its products or technologies infringe third-party intellectual property rights, including from larger competitors with extensive patent portfolios in cryptography and security. Any failure to protect or defend Enquantum’s intellectual property could materially adversely affect Enquantum’s prospects, the value of our investment, and the recoverability of the basis difference allocated to Enquantum’s intellectual property and in-process research and development.

We may not obtain a controlling interest in Enquantum on the timeline we currently anticipate, or at all.

We have entered into a Share Purchase Agreement contemplating the acquisition of up to 51% of Enquantum’s fully diluted ordinary shares for aggregate consideration of approximately $2.1 million, payable in milestone-based tranches over approximately ten months and including a final control step-up tranche payable in shares of our common stock. Our ability to acquire a controlling interest in Enquantum is subject to satisfaction of specified milestones and other conditions, the continued availability of capital to fund the remaining tranches, the absence of disputes between the parties, and the absence of intervening regulatory or third-party developments. We may be unable to satisfy the conditions to one or more remaining tranches on a timely basis, or at all. Even if we acquire a controlling interest, we will be required to consolidate Enquantum as a majority-owned subsidiary under U.S. generally accepted accounting principles, which would materially change our consolidated financial statements and may introduce volatility into our reported results.

Our investment in Enquantum requires significant ongoing capital commitments that may exceed currently anticipated amounts.

Our remaining unfunded commitment under the Enquantum Share Purchase Agreement is approximately $1,458,000 in cash tranches, plus approximately $125,000 payable in shares of our common stock for the final control step-up tranche. Enquantum is dependent on our continued milestone funding for its operations, and Enquantum may require additional capital from us beyond our current commitments to fund its operations, complete development of its product candidates, or achieve commercialization. Any such additional funding requirements could be substantial and may exceed amounts we currently anticipate. We may not have sufficient capital to satisfy these funding needs, and any required external financing may not be available on acceptable terms or at all. To the extent we are unable or unwilling to provide additional funding to Enquantum, the value of our existing investment in Enquantum could be impaired and Enquantum’s operations may be curtailed or cease entirely.

Our investment in Enquantum, an Israeli company, exposes us to cross-border legal, regulatory, geopolitical, and tax risks.

Enquantum is an Israeli company with operations in Israel. Our investment is therefore subject to a range of cross-border risks that we have not historically faced in our domestic insurance brokerage business, including the application of Israeli corporate, securities, intellectual property, employment, and tax laws and regulations to Enquantum and to our investment; restrictions on the export of cryptographic technology under U.S. and Israeli export control regimes; foreign currency exchange risks; political, economic, and military instability in Israel and the broader region, including ongoing armed conflicts and security risks affecting Israeli operations and personnel; and difficulties in enforcing contractual rights or judgments across jurisdictions. We rely on Israeli counsel and advisors with respect to matters of Israeli law, and our directors, officers, and U.S. counsel may have limited ability to independently evaluate Israeli legal, regulatory, and operational risks. Any of these risks, individually or in the aggregate, could materially adversely affect Enquantum’s operations and the value of our investment.

Our minority position in Enquantum currently limits our ability to control or influence its strategic direction.

We currently hold a minority equity interest in Enquantum, representing approximately 34% of Enquantum’s issued and outstanding shares as of April 21, 2026. We hold two of five seats on Enquantum’s board of directors, but we do not control Enquantum, and key strategic, operational, financing, and personnel decisions affecting Enquantum may be made without our consent. Enquantum may pursue a strategy with which we disagree, may issue additional equity that dilutes our ownership interest, may enter into transactions on terms that we view as unfavorable, or may experience disputes among its equity holders or management. Until we acquire a controlling interest, our ability to direct Enquantum’s affairs to realize our investment objectives will be limited.

The accounting treatment of our Enquantum investment is complex and subject to revision based on subsequent events.

We account for our investment in Enquantum under the equity method of accounting, with a substantial portion of our investment cost recognized as an indefinite-lived intangible basis difference allocated to Enquantum’s quantum-encryption intellectual property and in-process research and development. Application of the relevant accounting standards to this investment requires significant judgment, and the carrying value of the investment is subject to evaluation for impairment whenever events or circumstances indicate the carrying value may not be recoverable. If we acquire a controlling interest in Enquantum, we will be required to apply business combination accounting under ASC 805, which would require, among other things, the remeasurement of our existing investment at fair value and recognition of any resulting gain or loss, the identification and fair value measurement of acquired assets and assumed liabilities, and the consolidation of Enquantum’s operating results and financial position. Changes in our or Enquantum’s circumstances, including changes in milestone achievement, financing terms, governance rights, intellectual property positions, or the financial condition of Enquantum, may require us to revise our accounting conclusions, recognize material impairment charges, or restate prior period financial statements.

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

LGG’s initial investment is in Innervate, an early-stage life sciences company developing radiopharmaceutical product candidates. Early-stage life sciences companies are subject to numerous risks that are unique to the sector, including the lengthy, expensive, and uncertain nature of preclinical and clinical development; the need to obtain regulatory approval from the U.S. Food and Drug Administration and comparable foreign authorities before any product candidate may be commercialized; the possibility that product candidates will fail to demonstrate safety or efficacy at any stage of development; reliance on third-party manufacturers, contract research organizations, and clinical investigators; the need to secure and maintain patent and other intellectual property protection; potential product liability exposure; competition from larger and better-capitalized companies; and dependence on additional capital, which may be unavailable on acceptable terms or at all. Radiopharmaceutical products in particular are subject to specialized regulatory requirements relating to the handling, transportation, manufacture, and administration of radioactive materials. Many early-stage life sciences companies fail to bring any product to market and ultimately cease operations. We may be required to write down or write off all or a substantial portion of our investment in Innervate, and we may not realize any return on our investment.

LGG is a newly formed entity with no operating history, and we may not realize the anticipated benefits of our life sciences platform strategy.

LGG was formed in April 2026 and has no operating history. We expect LGG to serve as the platform through which we pursue additional investments in the healthcare and life sciences sector, but there can be no assurance that LGG will identify, complete, or successfully manage future investments, or that any such investments will generate returns. Our ability to deploy capital through LGG is dependent on, among other things, the availability of suitable investment opportunities, our continued willingness and ability to fund LGG, the performance of LGG’s portfolio companies, and the cooperation of our minority partner in LGG. The formation of LGG and the establishment of related governance, accounting, and compliance infrastructure may also divert management attention and resources from our other lines of business. If LGG fails to achieve its strategic objectives, we may not recover the capital we have committed to LGG and our financial condition and results of operations could be materially and adversely affected.

We have committed capital to LGG and may be required to commit additional capital, which may not be available on favorable terms.

In connection with the formation of LGG, we entered into a promissory note providing for borrowings by LGG of up to $2.0 million, $500,000 of which had been advanced as of April 30, 2026. We may, in the future, be required or elect to provide additional debt or equity financing to LGG to fund follow-on investments in Innervate, to support new investments by LGG, or to fund LGG’s operating expenses. Any such additional funding requirements could be substantial and may exceed amounts we currently anticipate. We may not have sufficient capital available to satisfy these funding needs from cash on hand, and any required external financing may not be available on acceptable terms, or at all. To the extent we are unable or unwilling to provide additional funding to LGG, the value of our existing investments in LGG and its portfolio companies could be impaired. Conversely, our funding of LGG may reduce the capital available for our other business lines and strategic priorities.

Our investment in LGG and Innervate involves significant related party transactions and conflicts of interest.

LGG is owned approximately 51% by us and approximately 49% by LifeSci Management Group LLC, an entity owned by certain members of our management and Board of Directors. As a result, members of our management and Board of Directors have direct and indirect economic interests in LGG that differ from those of our public stockholders. In addition, one of our directors serves as the chief executive officer of Innervate, the company in which LGG made its initial investment. These overlapping relationships create actual and potential conflicts of interest with respect to, among other matters, the negotiation of the terms of our funding arrangements with LGG, decisions regarding additional capital commitments to LGG, the selection, valuation, and timing of LGG investments, decisions concerning Innervate (including any future financings, strategic transactions, or exits), the allocation of business opportunities between us and LGG, and the management of LGG’s portfolio. Although the formation of LGG, the related financing arrangements, and the Innervate investment were reviewed and approved by the independent and disinterested members of our Board of Directors, the existence of these conflicts may result in decisions that are less favorable to us than those that would be made in arm’s-length transactions with unrelated third parties, and could expose us to litigation, regulatory scrutiny, or reputational harm. Future related party transactions involving LGG, its minority owner, or its portfolio companies may arise, and we cannot assure you that the procedures we have implemented will be adequate to mitigate the risks associated with such transactions.

Our minority ownership position in Innervate limits our ability to control or influence its strategic direction.

LGG holds a minority equity interest in Innervate. Although LGG has obtained certain additional rights in connection with its investment, LGG does not control Innervate, and key strategic, operational, financing, and personnel decisions affecting Innervate may be made without LGG’s consent. Innervate may pursue a strategy with which we disagree, may issue additional equity that dilutes LGG’s ownership interest, may enter into transactions on terms that we view as unfavorable, or may experience disputes among its equity holders or management. Our director’s role as chief executive officer of Innervate does not assure that Innervate’s actions will align with our interests, and any decisions made by that director in his capacity as an officer of Innervate are subject to fiduciary duties owed to Innervate and its other equity holders, which may diverge from his duties to us. The illiquid and privately held nature of LGG’s investment in Innervate may also make it difficult or impossible for us to exit the investment on a timely basis or at a favorable price.

Consolidation of LGG, and any future consolidation of Innervate, may introduce volatility and complexity into our financial statements.

We expect to consolidate LGG in our financial statements as a majority-owned subsidiary, with the noncontrolling interest of LifeSci Management Group LLC reflected accordingly. As LGG’s portfolio grows, our consolidated financial statements will reflect LGG’s investment activity, including changes in the fair value of its portfolio investments and operating expenses, which may introduce volatility and complexity into our reported results. Application of the relevant accounting standards to LGG, its investments, and its capital structure requires significant judgment, and changes in our or LGG’s circumstances—including changes in ownership percentages, governance rights, or the financial condition of portfolio companies—may require us to revise our accounting conclusions, recognize impairment charges, or restate prior period financial statements. In addition, the integration of life sciences-related accounting, valuation, and disclosure processes into our financial reporting function may strain our internal controls over financial reporting, particularly given our status as a smaller reporting company.

Innervate’s radiopharmaceutical product candidates are subject to specialized and overlapping regulatory regimes that increase the cost, complexity, and risk of development.

Radiopharmaceutical products are subject not only to the regulatory requirements applicable to pharmaceutical products generally, including the U.S. Food and Drug Administration’s investigational new drug, new drug application, and biologics license application processes, but also to the requirements of the U.S. Nuclear Regulatory Commission, Agreement State radiation control programs, the U.S. Department of Transportation, and analogous foreign authorities governing the production, handling, storage, transportation, and administration of radioactive materials. These overlapping regimes can lengthen development timelines, increase costs, and create the risk of inconsistent or conflicting requirements. Failure to obtain or maintain any required license, registration, or authorization, or any violation of applicable radiation safety or transportation requirements, could delay or prevent the development or commercialization of Innervate’s product candidates and adversely affect the value of LGG’s investment.

Innervate depends on the availability of medical radioisotopes and specialized manufacturing infrastructure, the supply of which is limited and subject to disruption.

Radiopharmaceutical product candidates require medical radioisotopes, many of which are produced by a small number of nuclear reactors and cyclotrons worldwide and are subject to supply constraints, geopolitical risk, aging production infrastructure, and short half-lives that make stockpiling impractical. In addition, the manufacture, compounding, and distribution of radiopharmaceutical products require specialized facilities, equipment, and personnel that are not widely available. Disruptions in isotope supply or manufacturing capacity, the loss of a key supplier or contract manufacturer, or the inability to secure manufacturing capacity on commercially reasonable terms could delay clinical development, impair commercialization, or result in increased costs for Innervate, any of which could materially adversely affect the value of LGG’s investment.

Even if Innervate’s product candidates obtain regulatory approval, commercial success will depend on coverage, pricing, and reimbursement determinations that are outside Innervate’s control.

The commercial viability of any approved radiopharmaceutical product depends on the willingness of government payors, including Medicare and Medicaid, and private third-party payors to provide adequate coverage and reimbursement. Coverage and reimbursement determinations for radiopharmaceutical products, particularly those administered in hospital outpatient or imaging settings, are subject to evolving payment methodologies, separate payment policies, bundling rules, and ongoing legislative and regulatory reform efforts in the United States and abroad. There can be no assurance that Innervate’s product candidates, if approved, will receive favorable coverage or reimbursement, and inadequate reimbursement could limit market acceptance, pricing, and ultimately the value of LGG’s investment.

Innervate’s success depends on its ability to obtain, maintain, and enforce intellectual property rights, which is uncertain and expensive.

The value of LGG’s investment in Innervate is substantially dependent on Innervate’s ability to obtain, maintain, defend, and enforce patent and other intellectual property protection for its product candidates, technologies, and know-how. The patent positions of life sciences companies are highly uncertain and involve complex legal, scientific, and factual questions. Innervate may be unable to obtain meaningful patent protection in relevant jurisdictions, issued patents may be narrowed, invalidated, or held unenforceable, and competitors may develop products that design around Innervate’s patents. Innervate may also be subject to claims that its product candidates infringe third-party intellectual property rights, which could result in injunctive relief, damages, or the need to obtain licenses on commercially unreasonable terms. Any failure to protect or defend Innervate’s intellectual property could materially adversely affect Innervate’s prospects and the value of LGG’s investment.

Innervate is exposed to product liability and clinical trial liability risks that may not be adequately covered by insurance.

The development, testing, and any commercialization of radiopharmaceutical product candidates involves inherent risk of product liability claims, including claims arising from radiation exposure, adverse events in clinical trials, contamination, off-target effects, manufacturing defects, and the prescribing or administration of approved products. Such claims may result in substantial damages, regulatory action, the suspension or termination of clinical trials, recalls, reputational harm, and significant defense costs. Insurance coverage for clinical trial liability and product liability in the radiopharmaceutical sector may be limited, expensive, or unavailable, and Innervate may not maintain coverage that is adequate to address all potential claims. Any uninsured or underinsured liability could materially impair Innervate’s operations and the value of LGG’s investment.

Innervate is subject to a broad range of healthcare laws and regulations, violations of which could result in significant penalties.

Innervate’s current and future operations may be subject to extensive U.S. federal and state, and analogous foreign, healthcare laws and regulations, including, among others, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Physician Payments Sunshine Act, the Health Insurance Portability and Accountability Act, the Foreign Corrupt Practices Act, and laws governing the marketing and promotion of pharmaceutical products. These laws are subject to evolving interpretation and aggressive enforcement, and even unintentional violations may give rise to substantial civil and criminal penalties, exclusion from federal healthcare programs, corporate integrity obligations, and reputational harm. Any government investigation or enforcement action involving Innervate, even if ultimately resolved without findings of wrongdoing, could materially adversely affect Innervate and the value of LGG’s investment.

The fair value of LGG’s investment in Innervate is inherently uncertain and may be subject to material adjustment.

Innervate is a privately held company with no public trading market for its securities, and the fair value of LGG’s investment will be determined based on management’s estimates and judgments, including assumptions regarding Innervate’s product development progress, capital needs, comparable company valuations, the rights and preferences of Innervate’s various classes of equity, and broader market conditions. These valuation determinations are inherently subjective and may be required to be revised materially as a result of subsequent events, including the results of clinical or preclinical studies, regulatory developments, financing rounds at lower valuations (so-called “down rounds”), changes in market conditions, or new information regarding Innervate. Any downward adjustment in the fair value of LGG’s investment could result in material non-cash charges to our consolidated results of operations.

Future investments by LGG may expose us to additional, and potentially different, life sciences-related risks.

We have stated our expectation that LGG will serve as a platform for additional investments in the healthcare and life sciences sector. Future investments may involve different therapeutic modalities, disease areas, regulatory pathways, geographies, or stages of development than the Innervate investment, and may expose us to risks that we have not previously encountered. Future investments may also involve additional related party considerations, larger capital commitments, the use of leverage, the issuance of equity or debt securities by us or our subsidiaries, or the assumption of contingent liabilities. We may be unable to identify suitable investments, complete acquisitions on acceptable terms, integrate or oversee acquired or portfolio companies, or realize the strategic and financial benefits we anticipate. Any failure to execute on LGG’s investment strategy could materially adversely affect our financial condition, results of operations, and the market price of our common stock.

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

c) During the quarter ended June 30, 2026, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K

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

10.2

Registration Rights Agreement, dated as of August 26, 2025, by and between Reliance Global Group, Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 27, 2025).

10.3	Interim Crypto Purchase Agreement, entered into between the Company and Moshe Fishman, dated September 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2025).

10.4	Amendment No. 1 to Common Stock Purchase Agreement, dated November 5, 2025, by and between Reliance Global Group, Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2025).

10.5	Amendment No. 2 to Common Stock Purchase Agreement, dated March 12, 2026, by and between Reliance Global Group, Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2026).

10.6	Full and Final Release and Settlement Agreement, dated March 13, 2026, by and among Reliance Global Group, Inc., Reliance Global Holdings, LLC, Ezra S. Beyman, Debbie Beyman, Eli Rubin and 9352-9113 Quebec Inc. d/b/a Excellent Photo (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2026).

10.7	Full and Final Release and Settlement Agreement, dated March 11, 2026, by and among Reliance Global Group, Inc., Reliance Global Holdings, LLC, Ezra S. Beyman, Debbie Beyman, Eliezer Kreindler and Lazar’s Group, Inc (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2026).

10.8	Promissory Note, dated April 29, 2026, by and between EZRA International Group LLC and LifeSci Global Group LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2026).

10.9	Unit Subscription Agreement, dated April 30, 2026, by and between Innervate Radiopharmaceuticals LLC and LifeSci Global Group LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2026).

10.10	Letter Agreement (Side Letter), dated April 30, 2026, by and between Innervate Radiopharmaceuticals LLC and LifeSci Global Group LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2026).

10.11†	Reliance Global Group, Inc. 2025 Equity Inventive Plan (incorporated by reference to Appendix I to the Definitive Proxy Statement on Schedule 14A filed on April 15, 2025).

10.12†	Reliance Global Group, Inc. 2025 Equity Incentive Plan, as amended (incorporated by reference to the Registration Statement on Form S-8 (File No. 333-297136) filed with the Securities and Exchange Commission on June 29, 2026).

10.13	Share Purchase Agreement, dated February 5, 2026, by and between Reliance Global Group, Inc. and Enquantum Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2026).

10.14	Amendment No. 1 to Share Purchase Agreement, dated February 19, 2026, by and between Reliance Global Group, Inc. and Enquantum Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed herewith

**Furnished herewith

† Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reliance Global Group, Inc.

Date: July 30, 2026	By:	/s/ Ezra Beyman
Ezra Beyman
Chief Executive Officer
(principal executive officer)

Date: July 30, 2026	By:	/s/ Joel Markovits
Joel Markovits
Chief Financial Officer
(principal financial officer and principal accounting officer)

